Form 10-Q
period 1995-10-31
J2 COMMUNICATIONS /CA/
filed 1996-01-02
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1995    Commission File #0-15284



                         J2 COMMUNICATIONS
             (Exact name of registrant as specified in its charter)


        California                            95-4053296
(State or other jurisdiction         (IRS Employer Identification
incorporation or organization)                 Number)


10850 Wilshire Blvd., Ste. 1000, Los Angeles, CA  90024
                     (Address of principal executive office)


Registrant's telephone number, including area code: 310-474-5252


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes   X      No


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,987
common shares, no par value were outstanding as of November 25, 1995.





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                              10/31/95           7/31/95
                                            (Unaudited)


Assets

Cash and cash equivalents                         $  257,000         $  301,000
Short term investments                       1,094,000            954,000
Accounts receivable - net                             28,000             19,000
Inventories - net                               19,000             17,000
Intangible assets, less accumulated
  amortization of $1,648,000 and
  $1,588,000 as of 10/31/95 and
  7/31/95, respectively                            4,316,000          4,376,000

Total assets                                $5,714,000         $5,667,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                            $  106,000         $  109,000
Accrued expenses                               750,000            724,000
Accrued royalties                              483,000            503,000
Accrued income taxes                                  31,000             31,000
Deferred income                                209,000            209,000
Common stock payable                                 203,000            203,000

Total liabilities                                  1,782,000          1,779,000

Shareholders' Equity:

Preferred stock, no par value; authorized
  2,000,000 shares; none issued and outstanding

Common stock, no par value; authorized 8,000,000
  shares; issued and outstanding, 3,599,987
  as of 10/31/95 and 7/31/95                       8,644,000          8,643,000
Less: notes receivable on common stock              (111,000)          (110,000)
Accumulated deficit                               (4,601,000)        (4,645,000)

Total shareholders' equity                         3,932,000          3,888,000

Total liabilities and shareholders' equity        $5,714,000         $5,667,000





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994



                                   1995         1994


Revenues:
 Movies, television, and theatrical   $ 209,000      $ 204,000
 Video sales, net of returns             43,000         42,000
 Royalty income                   14,000          26,000
 Magazine                          4,000           3,000
 Other                                   24,000         44,000

  Total revenues                 294,000         319,000


Costs and expenses:
 Cost of videocassettes sold             21,000         14,000
 Royalty expense                   7,000           6,000
 Selling, general and administrative    177,000        190,000
 Amortization of intangible assets       60,000         60,000

   Total expenses                265,000         270,000

Income from operations            29,000          49,000


Other income:
 Interest income                  15,000          12,000

Income before benefit from
 income taxes                            44,000         61,000

Benefit from income taxes                   -                 (9,000)

Net income                     $  44,000          $  70,000



Net income per common share:

 Net income per share                 $    0.01      $    0.02

 Weighted average number of shares
  of common stock outstanding         3,600,000      3,602,000
J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994


                                           1995                      1994

Cash flows from operating activities:

Net income                            $  44,000         $   70,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

  Amortization of intangible assets            60,000              60,000
  Changes in assets and liabilities:
    Accounts receivable, net                   (9,000)             18,000
    Inventory                                  (2,000)              2,000
    Accounts payable                           (3,000)            (46,000)
    Accrued expenses                           26,000             (42,000)
    Accrued royalties                         (20,000)            (14,000)
    Deferred revenues                             -                      (9,000)
    Other                                   -                      (2,000)

Net cash provided by operating
 activities                              96,000             37,000


Cash flows from investing activities:

  Purchase of short-term investments         (140,000)           (230,000)


    Net cash used in investing
     activities                              (140,000)                 (230,000)




Cash flows from financing activities:

  Payments on notes payable                      -                      (21,000)
  Proceeds from exercise of stock options        -                        2,000

    Net cash used in financing
     activities                                  -                      (19,000)

Net decrease in cash
 and cash equivalents                         (44,000)           (212,000)
Cash and cash equivalents at
 beginning of quarter                         301,000             311,000

Cash and cash equivalents
 at end of quarter                    $ 257,000                $   99,000

                         J2 COMMUNICATIONS
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED OCTOBER 31, 1995


Item 1

General

The condensed financial statements for the three months ended October 31, 1995 are unaudited, but in the opinion of management, all accruals considered necessary for a fair presentation of financial position and results of operations have been made. These consolidated financial statements should be read in conjunction with the financial statements in the Company's Form 10-K for the year ended July 31, 1995. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

Earnings per share

Earnings per share are calculated using the weighted average number of common shares outstanding during the period. The inclusion of outstanding warrants and stock options in the earnings per share calculation would have no dilutive effect on the earnings per share in 1995 or 1994.

Shareholders Equity

The increase in common stock during the period relates to accrued interest on notes receivable on common stock.






               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended October 31, 1995 Versus October 31, 1994

Total revenues for the period were $294,000 compared with $319,000 in the prior year quarter. Movies, television and theatrical revenues were $209,000 compared with $204,000 in the prior year period. The majority of income in both quarters was generated from payments under a movie licensing agreement. Video sales of $43,000 were approximately the same as the corresponding 1994 quarter. The Company has de-emphasized this segment of its business due to declining profitability.

Cost of videocassettes sold increased to $21,000 in the first quarter of fiscal 1995 compared with $14,000 in fiscal 1994 due primarily to a change in product mix.

Selling, general and administrative expenses were reduced to $177,000 in the current quarter, compared with $190,000 in the corresponding prior period. The decrease primarily reflects lower salary costs.

There was no provision for income taxes in the current quarter because of the utilization of tax loss carryforwards.

Net income for the current quarter was $44,000 equal to $0.01 per share compared with a net income of $70,000 in the correponding prior year quarter, equal to $0.02 per share. The reduction was due to lower revenues partially offset by lower expenses.


Liquidity and Capital Resources

Cash and short term investments at October 31, 1995 totaled
$1,351,000, an increase of $96,000 from the July 31, 1995 fiscal year end.

The Company has no current plans for any significant capital expenditures and believes that its current level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1996.



                              PART II

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission Of Matters For A Vote Of Security Holders

         None

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits And Reports On Form 8-K

         None







                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.





Date_________________         By:______________________
                                 JAMES P. JIMIRRO
                                 Chairman of the Board
                                 President




Date_________________         By:______________________
                                 GARY G. COWAN
                                 Chief Financial Officer