Form 10-Q/A
period 1995-10-31
J2 COMMUNICATIONS /CA/
filed 1996-03-21
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
                                  (AMENDMENT #1)

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

         Exhibit 27 - Financial Data Schedule







                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.




     2/29/96                                     James P. Jimirro
Date________________          By:______________________
                                 JAMES P. JIMIRRO
                                 Chairman of the Board
                                 President



     2/29/96                                     Gary G. Cowan
Date_________________         By:______________________
                                                     GARY G.COWAN
                                 Chief Financial Officer