Form 10-Q
period 1996-01-31
J2 COMMUNICATIONS /CA/
filed 1996-03-28
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 31, 1996    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,987
common shares, no par value were outstanding as of March 4, 1996.





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                              1/31/96            7/31/95
                                             Unaudited                 Audited
Assets

Cash and cash equivalents                         $  271,000         $  301,000
Short term investments                         907,000            954,000
Accounts receivable - net                             40,000             19,000
Inventories - net                               15,000             17,000
Intangible assets, less accumulated
  amortization of $1,708,000 and
  $1,588,000 as of 1/31/96 and
  7/31/95, respectively                            4,256,000          4,376,000
Other assets                                    10,000                     -

Total assets                                $5,499,000         $5,667,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                            $   77,000         $  109,000
Accrued expenses                               806,000            724,000
Accrued royalties                              462,000            503,000
Accrued income taxes                                  29,000             31,000
Deferred income                                209,000            209,000
Common stock payable                                 203,000            203,000

Total liabilities                                  1,786,000          1,779,000

Shareholders' Equity:

Preferred stock, no par value; authorized
  2,000,000 shares; none issued and outstanding              -
   -

Common stock, no par value; authorized 8,000,000
  shares; issued and outstanding, 3,599,987
  as of 1/31/96 and 7/31/95                        8,646,000          8,643,000
Less: notes receivable on common stock              (113,000)          (110,000)
Accumulated deficit                               (4,820,000)        (4,645,000)

Total shareholders' equity                         3,713,000          3,888,000

Total liabilities and shareholders' equity        $5,499,000         $5,667,000




J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1996 AND 1995


                                           3 mos. ended     3 mos. ended   6 mos. ended     6 mos. ended
                                             1/31/96          1/31/95                 1/31/96         1/31/95



Revenues:
 Movies, television, and theatrical       $   8,000        $ 280,000       $ 217,000        $ 484,000
 Video sales, net of returns                 83,000          127,000         126,000          169,000
 Royalty income                               3,000            4,000          17,000           30,000
 Magazine                                         -            2,000           4,000            5,000
 Other                                        9,000           11,000          33,000           55,000

  Total revenues                            103,000          424,000         397,000          743,000



Costs and expenses:
 Cost of videocassettes sold                 36,000           34,000          57,000           49,000
 Royalty expense                             13,000           19,000          20,000           25,000

 Cost of magazine                            55,000                -          55,000                -
 Selling, general and administrative        178,000          211,000         355,000          401,000
 Amortization of intangible assets           60,000           60,000         120,000          120,000

  Total expenses                            342,000          324,000         607,000          595,000

(Loss) income from operations              (239,000)         100,000        (210,000)         148,000


Other income:
 Interest income                             20,000           11,000          35,000           23,000


(Loss) income before income taxes          (219,000)         111,000        (175,000)         171,000

Provision for (benefit from)
income taxes                                      -            2,000                -          (7,000)

Net (Loss) income                         ($219,000)        $109,000       ($175,000)        $178,000



Income per common share:

 Net (Loss) income per share                 ($0.06)           $0.03          ($0.05)           $0.05

 Weighted average number of shares
  of common stock outstanding             3,600,000        3,595,000       3,600,000        3,596,000

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 1996 AND 1995

                                           1996                      1995

Cash flows from operating activities:

Net (loss) income                     ($175,000)          $178,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

  Amortization of intangible assets           120,000             120,000
  Changes in assets and liabilities:
    Accounts receivable, net                  (21,000)             (3,000)
    Inventory                                   2,000                -
    Accounts payable                          (32,000)            (73,000)
    Accrued expenses                           82,000                -
    Accrued taxes                        (2,000)           (25,000)
    Accrued royalties                         (41,000)             (1,000)
    Deferred revenues                               -             (10,000)
    Other assets                        (10,000)             1,000

    Net cash (used in) provided by
    operating activities                      (77,000)            187,000


    Cash flows from investing activities:

    Redemption(purchase) of short-term         47,000            (285,000)
     investments
    Net cash provided by (used in) investing
     activities                                47,000            (285,000)

    Cash flows from financing activities:

    Payments on notes payable                       -             (42,000)
    Proceeds from exercise of stock options         -               5,000

    Net cash used in financing
     activities                                     -             (37,000)

Net decrease in cash
 and cash equivalents                         (30,000)           (135,000)
Cash and cash equivalents,
 beginning of period                          301,000             311,000

Cash and cash equivalents,
 end of period                              $ 271,000                $  176,000

                         J2 COMMUNICATIONS
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JANUARY 31, 1996


Item 1

General

The condensed financial statements for the six months ended January 31, 1996 are unaudited, but in the opinion of management, all accruals considered necessary for a fair presentation of financial position and results of operations have been made. These consolidated financial statements should be read in conjunction with the financial statements in the Company's Form 10-K for the year ended July 31, 1995. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

Earnings per share

Earnings per share are calculated using the weighted average number of common shares outstanding during the period. The inclusion of outstanding warrants and stock options in the earnings per share calculation would have no dilutive effect on the earnings per share in 1996 or 1995.

Shareholders Equity

The increase in common stock during the period relates to accrued interest on notes receivable on common stock.







               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended January 31, 1996 Versus January 31, 1995

Total revenues for the period were $103,000 compared with $424,000 in the prior year quarter. Movies, television and theatrical revenues were $8,000 compared with $280,000 in the prior year period. In the prior year quarter there were substantial payments under a movie licensing agreement which were not repeated in the current quarter. Video sales of $83,000 were down from $127,000 recorded in the corresponding 1995 quarter.
In the prior year quarter there was a successful promotion of a popular video. The Company has de-emphasized this segment of its business due to declining profitability.

Cost of videocassettes sold as a percentage of sales increased to 43% in the second quarter of fiscal 1996 compared with 27% in fiscal 1995 due primarily to price discounting in the current quarter.

Cost of magazine primarily covered the claim by the distributor of the magazine for costs associated with prior editions of the magazine.

Selling, general and administrative expenses were reduced to $178,000 in the current quarter, compared with $211,000 in the corresponding prior period. The decrease primarily reflects lower salary costs.

There was no provision for income taxes in the current quarter because of the utilization of tax loss carryforwards.

The net loss for the current quarter was $219,000 equal to $0.06 per share compared with net income of $109,000 in the corresponding prior year quarter, equal to $0.03 per share. The loss was due to sharply lower revenues and higher costs associated with publishing of the magazine only partially offset by lower other expenses.




Six Months Ended January 31, 1996 Versus January 31, 1995

Total revenues for the period were $397,000 compared with $743,000 in the prior year period. Movies, television and theatrical revenues were $217,000 compared with $484,000 in the prior period. In the prior year there were substantial payments under a movie licensing agreement which were down significantly in the current period. Video sales of $126,000 were down from $169,000 recorded in the corresponding 1995 period. In the prior year period there was a successful promotion of a popular video. The Company has de-emphasized this segment of its business due to declining profitability.

Cost of videocassettes sold as a percentage of sales increased to 45% in the first half of fiscal 1996 compared with 29% in fiscal
1995 due primarily to price discounting in the current period.

Cost of magazine primarily covered the claim by the distributor of the magazine for costs associated with prior editions of the magazine.

Selling, general and administrative expenses were reduced to $355,000 in the current period, compared with $401,000 in the corresponding prior period. The decrease primarily reflects lower salary costs.

There was no provision for income taxes in the current period because of the utilization of tax loss carryforwards.

The net loss for the current period was $175,000 equal to $0.05 per share compared with net income of $178,000 in the corresponding prior year period, equal to $0.05 per share. The loss was due to sharply lower revenues and higher costs associated with publishing of the magazine only partially offset by lower other expenses.

Liquidity and Capital Resources

Cash and short term investments at January 31, 1996 totaled
$1,178,000, a decrease of $77,000 from the July 31, 1995 fiscal year end.

The Company has no current plans for any significant capital expenditures and believes that its current level of cash and cash equivalents will provide sufficient cash resources through fiscal
1996.







                              PART II

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission Of Matters For A Vote Of Security Holders

         None

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits And Reports On Form 8-K

         Exhibit 27 Financial Data Schedule







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





Date_________________         By:______________________
                                 JAMES P. JIMIRRO
                                 Chairman of the Board
                                 President




Date_________________         By:______________________
                                 GARY G.COWAN
                                 Chief Financial OfficeR