Form 10-Q
period 1996-04-30
J2 COMMUNICATIONS /CA/
filed 1996-06-11
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1996    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,987
common shares, no par value were outstanding as of June 3, 1996.





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                              4/30/96            7/31/95
                                             Unaudited                 Audited
Assets

Cash and cash equivalents                         $  373,000         $  301,000
Short term investments                         818,000            954,000
Accounts receivable - net                             91,000             19,000
Inventories - net                               15,000             17,000
Intangible assets, less accumulated
  amortization of $1,768,000 and
  $1,588,000 as of 4/30/96 and
  7/31/95, respectively                            4,196,000          4,376,000
Other assets                                    62,000                     -

Total assets                                $5,555,000         $5,667,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                            $  149,000         $  109,000
Accrued expenses                               766,000            724,000
Accrued royalties                              480,000            503,000
Accrued income taxes                                  29,000             31,000
Deferred income                                209,000            209,000
Common stock payable                                 203,000            203,000

Total liabilities                                  1,836,000          1,779,000

Shareholders' Equity:

Preferred stock, no par value; authorized
  2,000,000 shares; none issued and outstanding                -
     -

Common stock, no par value; authorized 8,000,000
  shares; issued and outstanding, 3,599,987
  as of 4/30/96 and 7/31/95                        8,647,000          8,643,000
Less: notes receivable on common stock              (114,000)          (110,000)
Accumulated deficit                               (4,814,000)        (4,645,000)

Total shareholders' equity                         3,719,000          3,888,000

Total liabilities and shareholders' equity        $5,555,000         $5,667,000




J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1996 AND 1995


                                           3 mos. ended     3 mos. ended   9 mos. ended     9 mos. ended
                                             4/30/96          4/30/95                 4/30/96         4/30/95



Revenues:
 Movies, television, and theatrical       $ 201,000        $ 182,000       $ 417,000        $ 666,000
 Video sales, net of returns                115,000           93,000         240,000          262,000
 Royalty income                               7,000           42,000          25,000           72,000
 Magazine                                         0                0           4,000            5,000
 Other                                       20,000           61,000          54,000          116,000

  Total revenues                            343,000          378,000         740,000        1,121,000



Costs and expenses:
 Cost of videocassettes sold                 58,000           33,000         115,000           81,000
 Royalty expense                             23,000           18,000          43,000           43,000
 Cost of movies, television and              26,000           26,000          26,000           26,000
   theatrical
 Cost of magazine                                 0                0          55,000                0
 Selling, general and administrative        190,000          175,000         544,000          576,000
 Amortization of intangible assets           60,000           60,000         180,000          180,000

  Total expenses                            357,000          312,000         963,000          906,000

Income from operations                     ( 14,000)          66,000        (223,000)         215,000


Other income:
 Interest income                             20,000           13,000          54,000           36,000


Income before income taxes                    6,000           79,000        (169,000)         251,000

Benefit from income taxes                         0                0               0            6,000

Net income                                 $  6,000         $ 79,000       ($169,000)        $257,000



Income per common share:

 Net income per share                         $0.00            $0.02          ($0.05)           $0.07

 Weighted average number of shares
  of common stock outstanding             3,600,000        3,596,000       3,600,000        3,596,000

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1996 AND 1995

                                           1996                      1995

Cash flows from operating activities:

Net (loss) income                     ($169,000)          $257,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets         180,000             180,000
    Changes in assets and liabilities:
    Accounts receivable, net                  (72,000)             15,000
    Inventory                                   2,000              (2,000)
    Accounts payable                           40,000             (98,000)
    Accrued expenses                           42,000             (49,000)
    Accrued taxes                        (2,000)           (25,000)
    Accrued royalties                         (23,000)              8,000
    Deferred revenues                               -             (10,000)
    Other assets                        (62,000)

    Net cash (used in) provided by
    operating activities                      (64,000)            276,000


Cash flows from investing activities:

    Sale (purchase) of short-term             136,000            (252,000)
     investments
    Net cash provided by (used in) investing
     activities                               136,000                  (252,000)


Cash flows from financing activities:

    Payments on notes payable                       -             (42,000)
    Proceeds from exercise of stock options         -               6,000

    Net cash used in financing
     activities                                     -             (36,000)

Net increase (decrease) in cash
 and cash equivalents                          72,000             (12,000)
Cash and cash equivalents,
 beginning of period                          301,000             311,000

Cash and cash equivalents,
 end of period                              $ 373,000                $  299,000

                         J2 COMMUNICATIONS
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED APRIL 30, 1996


Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1995, as included in the Company's 1995 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report relating to the July 31, 1995 balance sheet is included in the Annual Report. Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of April 30, 1996, and the results of its operations and cash flows for the periods ended April 30, 1996 and 1995 respectively, have been made. Operating results for the three-month and nine-month periods ended April 30, 1996, are not necessarily indicative of the operating results for the entire fiscal year.


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





               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended April 30, 1996 Versus April 30, 1995

Total revenues for the period were $343,000 compared with $378,000 in the prior year quarter. Movies, television and theatrical revenues were $201,000 compared with $182,000 in the prior year due to revenues from a movie licensing agreement being $16,000 more in the current quarter than in the prior year quarter which is the primary reason for the increase. Video sales of $115,000 were up from $93,000 recorded in the corresponding 1995 quarter due to an increase in sales of the Company's most popular video. Royalty income from video licensing fell from $42,000 in last year's quarter to $7,000 in the current period. In the 1995 quarter a payment from a licensee of $40,000 was received which related to revenues from several prior years and is the main reason for the decline. The Company has de-emphasized the video segment of its business due to declining profitability. Other income fell to $20,000 in the current quarter from $61,000 in the prior year period. In the 1995 period $50,000 was received from the licensing of a radio tape which did not recur in the current quarter.

Cost of videocassettes sold as a percentage of sales increased to 50% in the third quarter of fiscal 1996 compared with 35% in fiscal 1995 due primarily to price discounting in the current quarter.

Selling, general and administrative expenses increased to $190,000 in the current quarter, compared with $175,000 in the corresponding prior period. The increase primarily reflects a reversal of a previously established reserve for bad debts of $58,000 in the prior year third quarter offset in part by a $32,000 reduction in salary costs.

There was no provision for income taxes in either the current or prior year quarter because of the utilization of tax loss carryforwards.

Net income for the current quarter was $6,000 compared with net income of $79,000 in the corresponding prior year quarter. The decline was due to lower revenues and higher expenses due primarily to the reversal of the bad debt reserve in the 1995 quarter and lower salary costs as described above.



Nine Months Ended April 30, 1996 Versus April 30, 1995

Total revenues for the period were $740,000 compared with $1,121,000 in the prior year period. Movies, television and theatrical revenues were $417,000 compared with $666,000 in the prior period. In the prior year payments under a movie licensing agreement of $430,000 were received which were significantly higher than the $166,000 received in the current period. Video sales of $240,000 were reduced from $262,000 recorded in the corresponding 1995 period. Royalty income from video licensing fell from $72,000 in the prior year period to $25,000 in the current period. In 1995, a payment from a video licensee of $40,000 was received which related to revenues from prior years. The Company has de-emphasized the video segment of its business due to declining profitability. Other income fell to $54,000 from $116,000 in the prior year period. In 1995 there was a payment of $50,000 received from the licensing of a radio tape that did not recur in the current period.

Cost of videocassettes sold as a percentage of sales increased to 48% in the first nine months of fiscal 1996 compared with 31% in the comparable period of 1995 due primarily to price discounting in the current period.

Cost of magazine primarily covers a claim by the distributor of the magazine for costs associated with prior editions of the magazine.

Selling, general and administrative expenses were reduced to $544,000 in the current period, compared with $576,000 in the corresponding prior period. The decrease primarily reflects lower salary costs of $129,000, offset in part by higher legal expenses of $46,000 and the reversal in 1995 of a previously established reserve for bad debts of $58,000.

There was no provision for income taxes in the current period because of the utilization of tax loss carryforwards.

The net loss for the current period was $169,000 equal to $0.05 per share compared with net income of $257,000 in the corresponding prior year period, equal to $0.07 per share. The loss was due to sharply lower revenues and higher costs associated with publishing of the magazine, the effect on the prior year of the reversal of the reserve for bad debts offset in part by lower salary costs as discussed above.


Liquidity and Capital Resources

Cash and short term investments at April 30, 1996 totaled
$1,191,000, a decrease of $64,000 from the July 31, 1995 fiscal year end.

For the past several years the Company has not made any significant capital investment and does not anticipate any significant capital investment requirements in its current lines of business. The Company feels its current cash resources combined with cash generated from operations are sufficient to cover needs through fiscal 1997. The Company is evaluating the possibility of entering new lines of business which could require significant investment. Before embarking on any major new venture, it may be necessary for the Company to raise funds through outside sources.








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