Form 10-K
period 1996-07-31
J2 COMMUNICATIONS /CA/
filed 1996-11-07
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Fiscal Year Ended July 31, 1996

                 Commission File Number 0-15284

                       J2 COMMUNICATIONS
       (Exact name of registrant as specified in charter)

                    California                   95-4053296
               (State or Other Jurisdiction of         (I.R.S.
Employer
                Incorporation or Organization)         Identificati
on No.)

              10850 Wilshire Boulevard, Suite 1000
                    Los Angeles, California
            (Address of principal executive office)

       Registrant's telephone number, including area code
                         (310) 474-5252

  Securities registered pursuant to Section 12(g) of the Act:

     (Title of each class)                        (Name of each
exchange
                                        on which registered)

     Common Stock, no par value                        NASDAQ
     Series A Warrants                            NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of October 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$3,825,000.

As of October 25, 1996, the Registrant had 3,599,987 shares of its common stock ("Common Stock"), no par value, issued and outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into Parts I, II or III.

ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:


                             PART I


ITEM 1:  THE BUSINESS

The Company was founded in March, 1986 by its Chairman of the Board and President, James P. Jimirro, the first President of both the Disney Channel and Walt Disney Home Video. The Company was originally formed primarily to engage in the acquisition, development and production of entertainment feature film and special-interest videocassette programs, and the marketing of these programs in the home video sell-through market. In 1990, the Company acquired National Lampoon, Inc., a publisher of a national satire and humor magazine and licensor of feature films.

Due to the increasing competitiveness of the videocassette market, resulting in declining volume and profitability, the Company has de-emphasized this segment of its business. The Company expects that its videocassette business, which has been declining in recent years, will continue to decline, and in the future will not be a significant part of its operations. The Company is now focusing on using the National Lampoon name in virtually every segment of the entertainment business. The first significant result of this effort was realized with the release in February, 1993 of the feature film "National Lampoon's Loaded Weapon I". This film achieved approximately $28 million of theatrical revenue in its United States theatrical release. The Company will participate in the film's revenue as provided by the Company's licensing agreement with New Line Cinema, the producer and distributor of the film. The second picture under this licensed agreement, "National Lampoon's Senior Trip," was released in September of 1995. The theatrical revenue from this film was disappointing and the Company does not expect any significant contingent income based on the revenues from this film. In fiscal 1994, a licensing agreement was entered into with Showtime Networks, Inc. which provides for the production of seven (7) movies made for initial viewing on the Showtime television channel over three (3) years. The first movie under this agreement was aired in August, 1994, the second film was aired in November, 1995 and the third movie is expected to be aired in early 1997.

RECENT DEVELOPMENTS AND MATERIAL INFORMATION


1.   Dependence on National Lampoon

     In October 1990, J2 Communications ("J2" or the "Company") acquired all of the outstanding stock of National Lampoon, Inc. ("NLI"), the publisher of the National Lampoon magazine and a developer of other film programming. Although substantial sums were expended by the Company in an attempt to return the magazine publishing operations to profitability, the Company was unable to achieve this objective. On December 23, 1992, as the sole secured creditor of NLI, J2 foreclosed against all of NLI's assets and the "National Lampoon" trademark. After this foreclosure, NLI was left with no remaining assets, although the Company has continued to exploit the trademark. The Company anticipates that a majority of future revenue will be dependent on exploiting the "National Lampoon" name. The Company is subject to several agreements, including a feature film agreement with New Line Cinema which led to the production of "National Lampoon's Loaded Weapon I" and "National Lampoon's Senior Trip," and an agreement with Showtime Networks, Inc. regarding movies made for cable television. The first movie made under this agreement was entitled "National Lampoon's Attack of the 5'2" Women" which first aired in August 1994. The second movie made under this agreement "National Lampoon's Favorite Deadly Sins" was aired in November, 1995. The Company is a profit participant in these ventures and is substantially dependent on the performance of third parties to such agreements and upon the commercial success of the licensed products.


2.   Management contract of the Magazine

     In August 1993, the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years. In February, 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May, 1996, the Company again began publishing the magazine. Under the agreement with Harvard University, the Company is obligated to publish the magazine once a year. The Company is reviewing its options regarding future publications, and has not yet determined the number of issues it will directly publish.


3.   Dependence on Key Personnel

     The Company is substantially dependent on the services of James P. Jimirro, who serves as the Company's Chairman of the Board and President. Although Mr. Jimirro is party to an employment agreement with the Company, the loss of his services could have a material adverse effect on the Company.


NATIONAL LAMPOON OPERATIONS

NLI and its subsidiaries were acquired by J2 effective October 24, 1990 upon approval of the shareholders of both companies. In December 1992, J2 foreclosed on all of the assets of NLI. Since that time, J2 has used the assets it acquired in such foreclosure in a separate division. This division, together with the prior NLI entity, is collectively referred to as "NL."

General

NL is engaged in various aspects of the entertainment business.
It is the publisher of National Lampoon, a magazine of contemporary humor and satire. NL also creates, develops, and has produced (but does not finance) the production of motion pictures, television programs, and other entertainment media.





Motion Pictures, Television and Other Entertainment Activities

Motion Pictures: NL's motion picture activities have consisted principally of developing ideas for feature films, suggesting script writers, providing supervision of the scripting, and providing producer services in connection with the production of such films. NL has not financed the development, production or distribution of movies, and does not maintain a development department. Instead, NL is typically presented with film ideas by major movie studios for consideration with regard to financing of development, production, and distribution by such studios and obtaining the right to use the "National Lampoon" name. NL has received production and other fees and a participation in the profits, if any, of the movie which bears its name. After NL's first movie, "Animal House," NL's compensation arrangements for its comedy film projects financed and distributed by studios traditionally fell into a general pattern of cash fees for NL's producer services and for the use of the name "National Lampoon" in the film title, and a small percentage of the studio's "net profits" (after a certain level of revenues has been achieved) from the film.

To date, NL has been involved in the production of eight feature films, including the highly profitable 1978 film "Animal House," co-produced by NL and Ivan Reitman. This movie starred John Belushi and was financed and distributed by Universal Studios.
For the last five years, revenues from this picture have consisted mainly of NL's share of fees derived from the licensing of the picture by Universal for showing by various independent television stations, and from the sale of videocassettes.

NL's other films have included "National Lampoon's Vacation" (released in 1983) and its sequels, "National Lampoon's European Vacation" (released in 1985), and "National Lampoon's Christmas Vacation" (released in 1989), all starring Chevy Chase and Beverly D'Angelo.

NL and New Line Cinema Corporation ("New Line") entered into an agreement, dated as of September 11, 1991, regarding the development and production, financing, and distribution of three
(3) National Lampoon motion pictures each at budgets not greater than $10 million within four and one-half years of execution of the agreement (the "New Line Agreement"). The New Line Agreement provides NL with an advance fee for the use of the "National Lampoon" name in connection with each of the theatrical motion pictures to be produced and additional contingent compensation based on the revenues produced by the Picture.

New Line released the first film under this agreement, "National Lampoon's Loaded Weapon I," in February 1993. The film grossed in excess of $28 million at the domestic box-office. The second film, "National Lampoon's Senior Trip" was released in September, 1995 and was not a box office success. The New Line agreement has now expired, and as such, the third motion picture was never produced.
Unless the Company licenses the rights and obtains a significant advance, revenue from feature film rights for the fiscal year ended July 31, 1997 will be lower than in prior years.

In March, 1994, the Company signed an agreement with Showtime Networks, Inc. ("Showtime") to produce seven (7) movies over a three (3) year period to be aired initially on the Showtime Network. The agreement provides for the payment of a license fee to National Lampoon upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. Three made-for-cable pictures have been produced by third parties under this arrangement, and a fourth is expected to begin filming in November, 1996.

Television: In July 1987 NL entered into an exclusive television agreement with Barris Industries, Inc. ("Barris"), a Los Angeles-based television production company. Barris is a predecessor of Guber-Peter Entertainment Company ("GPEC"), which was acquired by Sony Pictures (formerly Columbia Studios). Pursuant to the Barris Agreement, NL granted Barris the exclusive right to produce television programming of any kind utilizing the name "National Lampoon" for a term of five years. NL had not previously been significantly active in creating television programming, and this agreement did not produce any significant television activity.

Concurrent with the acquisition of NL by J2 Communications, the exclusive right to produce television programming under the name "National Lampoon" was re-acquired by NL on October l, 1990 from GPEC ("GPEC Agreement"). The purpose of this acquisition of rights was to ensure that NL had the ability to control the use of its name in the valuable medium of television and to develop comedy programs for broadcast in all areas of television distribution including network, syndication and cable.

The GPEC Agreement required the re-payment of $1,000,000 to GPEC, which was the consideration paid by GPEC to NL for the rights in 1987. This sum was payable by NL, fifty-percent ($500,000) on execution of the contract (and so paid), and fifty-percent ($500,000) payable out of seventeen and one-half percent (17 1/2%) of the gross receipts received by NL as a result of the exploitation of any new television programs bearing the National Lampoon name, with certain minimums due on commencement of principal photography or taping of the applicable programs. After this amount has been re-paid, NL shall have no further obligations to GPEC with respect to television. To date, $77,500 has been paid under the gross receipts provision of the agreement.

Made-For-Video Movies:

"National Lampoon's Last Resort", a made-for-video movie produced by Rose & Ruby Productions, completed filming in July, 1993. The picture stars Corey Feldman & Corey Haim, and in 1994 was distributed internationally by Moonstone Entertainment and in the
U. S. by Vidmark in early 1994.

Motion Picture and Television Competition: Motion pictures and television development activities are highly competitive. NL is in competition with the major film studios as well as numerous independent motion picture and television production companies for the acquisition of literary properties, the services of creative and technical personnel, and available production financing. NL believes it has been, and will continue to be, aided in these endeavors by the recognition achieved by the "National Lampoon" name and by the great success achieved by its films, "National Lampoon's Animal House," "National Lampoon's Vacation," and "National Lampoon Loaded Weapon I; however, NL cannot guarantee that any project will actually be produced or if produced, will yield the success of past projects.


Other Activities

Radio:  A National Lampoon radio show is currently in development.

Books: NL continues the publication of various books, including "National Lampoon's Treasury of Humor" with Simon and Schuster, and four "True Facts" books with Contemporary Books. Recently the third edition of "National Lampoon's Cartoon Book," and "National Lampoon White Bread Snaps" were published.

Anna and Andy McGregor ("Harvard Lampoon") authored a book titled
"National Lampoon's Underground College Guide." The project is being represented by the William Morris Agency.

Computer Games: "National Lampoon's Chess Meister 5 Billion and 1," a computer game produced by Spectrum HoloByte, is currently available nationwide. Also available is "The Daily Plan-It", a daily planner featuring National Lampoon's Joke of the Day, distributed by Media Vision. In 1995, Trimark Interactive developed and distributed the CD-ROM title "National Lampoon's Blind Date." Other interactive titles being developed by National Lampoon include "National Lampoon Goes To Hell" and "National Lampoon I Can't Believe It's Not A Game Show".

NL has a number of merchandising arrangements, including a line of trading cards based upon the National Lampoon magazine.

Recordings: Rhino Records has released a commemorative box set of NL's "Lost Tapes", a compilation of the best of the former NL's radio hour.

Theme Restaurants: National Lampoon is exploring the possibility of developing "National Lampoon Cafe", which will be restaurants with a comedy theme.


Publishing Operations

National Lampoon Magazine: First published in March 1970, National Lampoon is distributed at newsstands, bookstores, and other retail outlets and through subscriptions. Its audience is largely young, college educated, and affluent. Each issue of the magazine contains original articles, artwork, and photographs treating various matters in a satirical manner.

National Lampoon became a bi-monthly magazine in late 1986 with a $3.95 cover price for approximately 112 pages per issue. Commencing with the March 1991 issue, National Lampoon increased to a ten (10) times per year frequency and also reduced its cover price to $2.95 and lowered the page count to 84 pages. However, the continued economic recession and the advent of the Gulf War depressed all magazine circulation and related advertising revenues. Consequently, beginning with the December 1991 issue, the Company reverted to bi-monthly issues. In an effort to reverse the trend of NL losses over many years, in March, 1992, the Company relocated the principal offices of National Lampoon, Inc. to Los Angeles, California, and closed the New York offices. After the April 1992 issue, NL temporarily suspended publication of National Lampoon. NL recommenced publication of National Lampoon with the spring 1993 issue.

In August, 1993 the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years; however in February, 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May, 1996, the Company again began publishing the magazine.

An agreement between NL and The Harvard Lampoon, Inc. provides that NL may use the "Lampoon" name perpetually, subject to, among other things, publication of the magazine at least once a year. Under the agreement, as amended, NL pays The Harvard Lampoon, Inc. royalties of up to 2% of all revenues derived from sales of publications using the name "National Lampoon," and royalties of up to 2% of "pre-tax profits" (as defined in the agreement) derived from non-publishing activities using such name. Except for this royalty arrangement, there is no connection between National Lampoon and The Harvard Lampoon. The name "National Lampoon" is a registered trademark of the Company.


Competition in Publishing: The magazine publishing industry is intensely competitive with respect to both readership and advertising. National Lampoon is one of the few nationally circulated magazines directed to an adult audience devoted exclusively to contemporary humor and satire. There are, however, a number of nationally distributed magazines devoted to contemporary subjects and events, some of which occasionally contain material similar to that contained in National Lampoon.


VIDEO OPERATIONS

The Company, which through 1993 was engaged in significant operations in the sell-through video market, has drastically diminished its video operations. The Company is currently engaged in the exploitation of "Dorf on Golf", the rights of which expire next year. After such time, the Company does not expect that its video operations will generate any significant revenue for the Company.


EMPLOYEES

As of October 18, 1996, the Company employed six (6) employees of whom three (3) are full time and three (3) are part-time.


ITEM 2:  PROPERTIES

The Company leases office space of approximately 3,912 square feet at 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California
90024 for a five (5) year period commencing on October 1, 1995.
The Company's rental obligation is $6,454 per month.


ITEM 3:  LEGAL PROCEEDINGS

The Company is not a party to any material litigation. However, on August 20, 1996, counsel for Harvard Lampoon, Inc. ("HLI") filed a claim, asserting that the Company underpaid royalties payable under the agreement by approximately $226,000, plus unspecified late charges, for the period July 1, 1992, through June 30, 1995, based upon HLI's interpretation of the agreement. HLI has stated that it reserves the right to invoke arbitration granted by the agreement. The Company intends to prepare a vigorous defense against HLI's allegations.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                            PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

a. Stock: The Company's Common Stock has been traded in the over-the-counter market since October 2, 1986 under the symbol JTWO. The following table sets forth for the periods shown, the high and low bid prices as reported by NASDAQ. The bid prices reflect interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Common Stock
                                        High      Low
Fiscal 1997:

     First Quarter (Through October 25, 1996) . . . . . . .      1
1/16           1 1/16

Fiscal 1996:

     First Quarter                       1 11/16       1
     Second Quarter                      1 1/2         1
     Third Quarter                       1 3/16        1 5/32
     Fourth Quarter                      1 5/16        1 1/32

Fiscal 1995:

     First Quarter                       1 1/2         1
     Second Quarter                      1 5/8         1 3/16
     Third Quarter                       1 15/32  1 1/32
     Fourth Quarter                      1 3/16        1 1/16



On October 18, 1996, the closing bid price for the Common Stock was $1 1/8 per share. The approximate number of holders of record of Common Stock on that date was 566. The Company has never paid a dividend on its Common Stock and presently intends to retain all earnings for use in its business.

b.   Warrants:  The Company's Warrants were issued in connection
with its acquisition of National Lampoon, Inc.   The warrants
began trading in the over-the-counter market on October 26, 1990 under the symbol JTWOW. The following table sets forth for the period show, the high and low bid prices reflect interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Warrants
                                        High      Low
Fiscal 1997:

     First Quarter (through October 25, 1996)      9/32          9/
32

Fiscal 1996:

     First Quarter                      11/32          3/16
     Second Quarter .                    9/32          3/16
     Third Quarter                       7/32          3/16
     Fourth Quarter                      5/16          3/16

Fiscal 1995:

     First Quarter                        3/8          1/4
     Second Quarter                       3/8          5/16
     Third Quarter                        3/8          7/32
     Fourth Quarter                       7/32         3/16



The approximate number of holders of record of Warrants are 181 as of October 18, 1996, although management has been advised that the number of beneficial holders exceeds 1,000.


ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the year ended July 31, 1994 is derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report that have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report which is also included elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended July 31, 1995 and 1996 and the consolidated balance sheet data at July 31, 1995 and 1996 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report which is also included elsewhere in this Annual Report. Such selected consolidated financial data should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated income statement data for the years ended July 31, 1992, 1993, and 1994 are derived from audited consolidated financial statements of the Company which are not included herein.

ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:


                          Selected Consolidated Financial Data

                                                          Year ended July 31,


                              1996     1995       1994           1993      1992
STATEMENT OF OPERATIONS DATA:
Total revenues                $  918,000     $1,254,000     $1,818,000     $ 1,693,000  $4,4
72,000
Costs and expenses:
Costs of revenue                 259,000        193,000        203,000       1,078,000
2,614,000
Selling, general
  and administrative                  725,000        818,000     1,129,000   2,234,000
2,749,000

Amortization of intangible assets               240,000        240,000
240,000                 307,000       545,000

Income (loss) from operations            (306,000)         3,000      246,000
(1,926,000)
  (1,436,000)

Other income:
 Settlement of IRS claims                          -               -            -
181,000            -
 Settlement of royalty claims                 -              -           84,000     374,000
                   -
 Interest income                        77,000                      49,000          15,000
      19,000            39,000
 Interest expense                             -                             -
(18,000)     (18,000)                    -

Income (loss) before provision for (benefit
from) income taxes and extra-
 ordinary income                       (229,000)      52,000        327,000
(1,370,000)
  (1,397,000)

Provision for (benefit from)
income taxes                            7,000            (14,000)        22,000       9,000
            5,000

Income (loss) before extraordinary
 item                                (236,000)        66,000         305,000        (1,379,0
00)  (1,402,000)
Extraordinary item - troubled debt
 restructuring                           -                  -                    -
   69,000           237,000

NET INCOME (LOSS)                  $ (236,000)    $   66,000     $  305,000
$(1,310,000)        $(1,165,000)

INCOME (LOSS) PER COMMON SHARE

  Income (Loss) before extraordinary income       $    (0.07)    $     0.02         $
0.09            $     (0.43)  $      (0.45)
  Extraordinary income
                        0.02           0.08
  Net income (loss)                    $    (0.07)    $     0.02     $    0.09           $
   (0.41)      $      (0.37)

BALANCE SHEET DATA:


Total assets                       $5,367,000     $5,667,000     $5,801,000     $5,653,000
$ 7,598,000

Shareholders' equity                   $3,652,000 $3,888,000     $3,814,000     $3,262,000
$ 4,285,000

ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1996 VERSUS JULY 31, 1995

Total revenues for the year were $918,000 compared with $1,254,000 in the prior year. Movies, television and theatrical revenues were $493,000 compared with $706,000 in the prior year. In the prior year, payments under a movie licensing agreement of $430,000 were received which were significantly higher than the $166,000 received in the current year. Video sales of $311,000 were reduced from $336,000 recorded in 1995. Royalty income from video licensing fell from $83,000 in the prior year to $45,000 in the current year. In 1995, a payment from a video licenses of $40,000 was received which related to revenues from prior years. The Company has de-emphasized the video segment of its business due to declining profitability. Other income fell to $61,000 from $129,000 in the prior year. In 1995 there was a payment of $50,000 received from a National Lampoon Audio product that did not recur in the current year.

Cost of videocassettes sold as a percentage of sales increased to 45% in fiscal 1996 compared with 31% in 1995 due primarily to reductions in the sales price of certain films in the current period as they are in latter stages of their release period.

Cost of magazine primarily covers costs associated with prior editions of the magazine.

Selling, general and administrative expenses were $725,000 in the current year as compared with $818,000 in the corresponding prior period. The decrease primarily reflects a reduction in salary related costs of $179,000, offset in part by an increase in legal expenses of $98,000.

The net loss for the current year was $236,000 equal to $0.07 per share compared with net income of $66,000 in the prior year, equal to $0.02 per share. The loss was due to sharply lower revenues, higher costs associated with publishing of the magazine, and higher legal expenses offset in part by lower salary costs as discussed above.


YEAR ENDED JULY 31, 1995 VERSUS JULY 31, 1994

Total revenues for the year were $1,254,000 compared with $1,818,000 in the prior year. Movies, television and theatrical revenues declined to $706,000 compared with $1,348,000 in 1994. The reduction primarily reflects lower income from movies. In 1994, substantial contingent income was received from the revenues of "National Lampoon's Loaded Weapon I," the first movie released under a movie licensing agreement entered into in 1991. The amount of contingent income was significantly greater in 1994 than the current year. Also, the advance payments for the second and third movies to be produced under the agreement was lower in the current year compared with 1994.

Revenues from video sales increased to $336,000 in the current year from $245,000 in 1994 due to the successful special promotion of one of the Company's most popular video titles.

Other income increased to $129,000 from $71,000 in the comparable period of 1994, due mainly to revenue from a video game and other miscellaneous items.

Cost of videocassettes sold as a percentage of sales decreased to 31% in 1995 compared with 41% in the prior year. This reflects the fact that in 1995 the majority of revenue resulted from the sale of the Company's most popular titles which did not require discounting.


Selling, general and administrative expenses decreased to $818,000 in the current year compared with $1,129,000 in the prior period.
The decline reflects lower salaries of $93,000, a $66,000 reduction in legal fees, a $32,000 reduction in accounting fees and the reversal of a previously established provision for doubtful accounts receivable of $58,000.

Interest income for the year increased to $49,000 compared with $15,000 in 1994. This reflects the fact the Company had more cash to invest during the year and interest rates were higher than the prior period.

In 1994 there was a settlement of a royalty obligation which resulted in the reversal of $84,000 in expenses previously accrued. There was no comparable item in 1995.

Net income for the current year was $66,000 equal to $0.02 per share compared with a net income of $305,000 in the prior year, or $0.09 per share. The decline primarily reflects lower movie revenues offset in part by lower selling, general and administrative expenses.

Liquidity and Capital Resources

Cash and short term investments at July 31, 1996 totaled
$1,134,000, a decrease of $121,000 from the prior year end.

The Company has no current plans for any significant capital expenditures in its current line of business and believes that its present level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1997.

The Company is considering establishing a restaurant chain to be called "National Lampoon Cafe." Should it enter this new line of business, significant capital would be required.

The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets ($4,136,000 at July 31, 1996) is dependent on the continued licensing of the "National Lampoon" name for use in feature films, video, television and audio distribution and merchandising of other appropriate opportunities. The Company has received approximately $4,601,000 in licensing revenues (including revenues received in connection with an agreement for the licensing of the name for three feature films - see Note 4) since the acquisition of the "National Lampoon" name in 1990. The Company is in the process of negotiating other licensing agreements and the development of other concepts, programs, etc. that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

In March of 1995 the Financial Accounting Standards Board issued SFAS No. 121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement will become effective for the consolidated financial statements in fiscal 1997. Management has not determined the impact of the provisions of the statement on its assets.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements of the Company is included in
Item 14.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

At its board meeting on August 4, 1995, the Board of Directors of J2 Communications (the "Company") engaged the accounting firm of Arthur Andersen LLP as independent accountants for the Company for the fiscal year ended July 31, 1995. The firm of Deloitte & Touche LLP (sometimes referred to herein as "Prior Firm") was terminated as of July 31, 1995 by the Board. The decision to retain Arthur Andersen was based primarily on (i) their reputation in the entertainment industry, and (ii) lower initial fees.

During the two most recent fiscal years and interim period subsequent to the fiscal year ended July 31, 1994, the Company believes that there have been no disagreements with the Prior Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

The Company has been advised by the Prior Firm that the Prior Firm disagrees with this conclusion. The Prior Firm believes there was a disagreement when, in connection with the audit for the fiscal year ended July 31, 1994, the Prior Firm requested that the Company adopt what was, in essence, a straight line method for amortizing the goodwill associated with the name "National Lampoon." The Company adopted this approach, but believes that this method - although appropriate - was different from the advice rendered by the Prior Firm earlier in 1994. The Company believes that the Prior Firm had previously advised the Company that it would be able to amortize the goodwill under the income forecast method. The Company adopted the new methodology insisted by the Prior Firm and the change in methodology did not require the Company to restate any prior financial information.

The Prior Firm believes that these discussions should be characterized as a dispute for purposes of the disclosure required hereunder. The Company plans to continue to use the straight line method of amortizing the goodwill associated with the name
"National Lampoon."


                           PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth below, as of the date of this filing, lists each director and executive officer of the Company, the year in which he first became a director or executive officer, and his principal occupation during the past five years. All executive officers of the Company are by, and serve at the pleasure of, the Board of Directors.
                                                        First
Name and Office to which Elected                        Age      El
ected

James P. Jimirro                         59             1986
 Chairman of the Board of Directors,
 President and Chief Executive Officer

James Fellows                            61             1986
 Director

Bruce P. Vann                            40             1986
 Director

Gary G. Cowan                            60             1993
 Chief Financial Officer and Director

Duncan Murray                            50             1986
 Vice President-Marketing



James P. Jimirro has been employed by the Company since its inception. From 1980 to 1985 he was the President of Walt Disney Telecommunications Company, which included serving as President of Walt Disney Home Video, a producer and distributor of family home video programming. While in this position, he also served as Corporate Executive Vice President of Walt Disney Productions. In addition, from 1983 until 1985, Mr. Jimirro served as the first President of The Disney Channel, a national pay cable television channel, which Mr. Jimirro conceived and implemented. Mr. Jimirro continued in a consulting capacity for the Walt Disney Companies through July, 1986. From 1973 to 1980 he served as Director of International Sales and then as Executive Vice President of the Walt Disney Educational Media Company, a subsidiary of The Walt Disney Company. Before his move to Disney, Mr. Jimirro directed international sales for CBS, Inc. and later, for Viacom International.

James Fellows has been a member of the Board of Directors and the President of the Central Education Network, Inc., a Chicago, Illinois association of public television and educational associations, since 1983. From 1962 through 1982, Mr. Fellows worked in a variety of positions for the National Association of Educational Broadcasters (NAEB) in Washington, D.C., and became its President and Chief Executive Officer in 1978. NAEB was a non-profit organization concerned with educational and public telecommunications. Mr. Fellows is a director of numerous non-profit corporations including the Educational Development Center in Boston, Massachusetts, a producer of written and filmed educational materials; the Maryland Public Broadcasting
Foundation, a corporate fund raiser for public television; and American Children's Television Festival.

Bruce P. Vann has been a partner in the law firm of Kelly and Lytton since December, 1995, and from 1989 through December 1995 was a partner with the law firm of Keck, Mahin & Cate and Meyer & Vann. In all firms (located in Los Angeles, California), Mr. Vann has specialized in corporate and securities matters. Mr. Vann also serves, on a non-exclusive basis, as Senior Vice President of Largo Entertainment, a subsidiary of The Victor Company of Japan.

Gary G. Cowan has been an independent consultant since February 1990 specializing in planning and financing. From 1982 to 1990, he was Senior Vice-President - Finance for U.S. Vacation Resorts, Inc. Prior to that he held similar positions with Superscope, Inc. and Leisure and Technology and was Vice-President Financial Analysis and planning for Dart Industries, Inc.

Duncan Murray has been with the Company since August, 1986. Before that, he worked with The Walt Disney Company for fourteen years in a variety of capacities including Vice President-Sales Administration for The Disney Channel and Director of Sales for Walt Disney Telecommunications Company.


ITEM 11:  EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended July 31, 1996, 1995 and 1994, individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").


                  SUMMARY COMPENSATION TABLE

                                           Long Term
Compensation
                             Annual Compensation
                   Awards            Payouts



(a)          (b)       (c)         (d)       (e)       (f)
 (g)    (h)             (i)

                                 Other
Name                               Annual  Restricted
        All Other
and                                Compen- Stock
   LTIP       Compen-
Principal                                  sation      Award(s
)       Options/   Payouts    sation
Position       Year    Salary ($)       Bonus ($)
  ($)(1)        ($)         SARs (#)    ($)       ($)

James P.       1996    190,750          ---        (2)
(3)     100,000     -              -
Jimirro(2)        1995      190,750        100,000(4)       (2
)       (3)    100,000  -               -
          1994    190,750        100,000      (2)           (3
)    100,000   -              -

____________________


(1) Does not include amounts paid to certain officers of the Company who are entitled to be reimbursed for expenses relating to entertainment, travel and living expenses when away from home.

(2)  Does not include $8,900 in 1996, $12,500 in 1995 and
     $11,300 in 1994 which the Company paid for Mr. Jimirro's health plan. The Company also provides Mr. Jimirro with a Company-owned vehicle for his use.

(3) Does not include SAR's granted to Mr. Jimirro pursuant to his employment agreement. See the description of Mr.
     Jimirro's employment agreement under "Employment
     Agreements and Stock Option Plans" below.

(4)  The bonus for 1995 was accrued but not paid.


Option Grants in Last Fiscal Year

   Shown below is information on grants of stock options pursuant to the 1994 Stock Option Plan during the fiscal year ended July
31, 1996, to the Named Officer which are reflected in the Summary
Compensation Table on page 19.

____________________________________________________________________________
_______________________________
                                      Potential Realized Value at
                                               Assigned Annual Rates of
Stock Price
                                      Appreciation
               Individual Grants in 1996                for 7 year Option
Term



                   Percentage
                   of Total
                   Options/SARs       Exercise
          Options/     granted to     or Base          5%
10%
          SARS     Employees in       Price Per   Expiration     Stock
Dollar     Stock Dollar
Name      Granted(#)  Fiscal Year      Share($)      Date        Price($)
Gains($) Price($)Gains($)

James Jimirro              100,000(1)      89.3          1.031     12-29-
2002         $1.45   $41,900  $2.00  $96,900

___________________
(1)   Options/SARS granted are immediately exercisable.

(2) Options/SARS granted with an exercise price (or initial valuation in the case of SARs) equal to the closing sale price of the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 29, 1995, the date of grant for Mr. Jimirro.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
End Option Values

   Shown below is information with respect to (i) options exercised by the Named Officer pursuant to the 1994 Plan during fiscal 1996 (of which there were none); and (ii) unexercised options granted in fiscal 1996 and prior years under the 1994 Plan to the Named Officer and held by them at July 31, 1996.


                                                        Value of
                                                        Unexercised
                                      Unexercised               In-the-
Money
                                      Options/SARs at           Options/
SARSat
                                      7/31/96           7/31/96(1)
               Shares Acquired        Value    Exercisable/      Exercis
able/
Name           on Exercise (#)        Realized($)       Unexercisable(#)

Unexercisable($)

James Jimirro              -0-          -0-
700,000/0                  $102,500/0

(1) Based on the closing sale price as quoted on NASDAQ on that date.

Director Compensation

Directors, with the exception of Mr. Jimirro, receive 4,000 stock options per year exercisable at the then market price as compensation for their services as a director.

Compensation Committee Interlocks and Insider Participation

During fiscal 1995, all matters concerning executive officer compensation were addressed by the entire Board of Directors as the Company did not have a compensation committee. Jim Jimirro, James Fellows, Gary Cowan and Bruce Vann were each directors of the Company during fiscal 1996.


EMPLOYMENT AGREEMENTS AND STOCK OPTIONS

In 1994, the Company entered into a new employment agreement with James P. Jimirro, effective July 1, 1994 (the "1994 Agreement"). Under the 1994 Agreement, which has a term of seven years, Mr. Jimirro will receive a base salary plus an incentive bonus following the end of each fiscal year during which Mr. Jimirro is employed by the Company. Mr. Jimirro's base salary for the first year will be $475,000 and will be adjusted annually by the greater of (i) 9% or (ii) 5% plus the percentage increase in the CPI Index. Effective June 1, 1992, the President reduced the amount of salary he receives to $191,000. The President does not expect to receive the unpaid portion unless there is a change in the control of the Company as defined by the agreement.

Mr. Jimirro's bonus is to be an amount equal to 5% of the Company's earnings in excess of $500,000 and up to $1 million; plus 6% of the next $1 million of earnings; plus 7% of the next $1 million of earnings; plus 8% of the next $2 million of earnings; and plus 9% of the next $2 million of earnings. If earnings exceed $7 million, then Executive shall, in addition to foregoing compensation, be entitled to such additional incentive compensation as may be determined by the Board based upon Executive's services and performance on behalf of the Company and the profitability of the Company.

The 1994 Agreement also provides that, on the date of each annual meeting of shareholders during its term, Mr. Jimirro will be granted stock options with respect to 50,000 shares of Common Stock and stock appreciation rights (SARs) with respect to 50,000 shares of Common Stock. The exercise price of each option and the initial valuation of each SAR will be equal to the fair market value of the Common Stock of the Company at the date of the grant.
 The options and SARs will be immediately exercisable non-statutory stock options, will have a term of seven years, and will be subject to all other terms identical to those contained in the Company's 1991 Employee Stock Option Incentive Plan (the "1991 Plan"). The 1991 Plan specifically provides for the grant of stock options and SARs to Mr. Jimirro in accordance with his employment agreement. The 1994 Agreement provides that if Mr. Jimirro's employment is terminated without cause, or is terminated by Mr. Jimirro for cause or under certain other circumstances, including a change in control of the Company (as defined below), then Mr. Jimirro generally is entitled to receive all payments and other benefits which would be due under the 1994 Agreement during its entire term; provided, that such payments would be reduced to the extent that such payments would constitute an "excess parachute payment" under the Internal Revenue Code of 1986, or any successor law applicable to payments of severance compensation to Mr. Jimirro. A "change in control" would be deemed to occur if
(a) any person or group becomes the direct or indirect owner of securities with 25% or more of the combined voting power of the Company's then outstanding securities, (b) if there is a significant change in the composition of the Board of Directors of the Company, (c) upon the sale of all or substantially all of the assets of the Company, (d) upon the merger of the Company with any other corporations if the shareholders of the Company prior to the merger owned less than 75% of the voting stock of the corporation surviving the merger or (e) in certain other events. In addition to the foregoing benefits, Mr. Jimirro has the right, if he terminates his employment under certain circumstances (including following a change in control or a breach of the 1994 Agreement by the Company) to serve as a consultant to the Company for a period of five years (the "Consulting Period"). During the Consulting Period, Mr. Jimirro would be required to devote no more than 600 hours per year to the affairs of the Company, and would receive 50% of his salary as in effect on the date of termination of his employment. As a result of the foregoing, the Company would incur substantial expenses if Mr. Jimirro terminates his employment with the Company following a change in control of the Company, which may make the Company a less attractive acquisition candidate. The 1994 Agreement also provides Mr. Jimirro with certain registration rights pursuant to which, beginning in 1992, the Company will be required upon the request of Mr. Jimirro to register the sale of shares of the Company's Common Stock owned by Mr. Jimirro under the Securities Act of 1933. The 1994 Agreement is terminable by the Company only "for cause" as defined therein.

Any employee may participate in any bonus plan which may be established, as well all Employee Stock Option Plans.


In October of 1995 the Financial Accounting Standards Board issued SFAS No. 123. This statement establishes accounting standards for stock-based employee compensation plans. This statement will become effective for the consolidated financial statements in fiscal 1997 and encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Management does not believe the impact of the provisions of the Statement on its assets will be material.


Stock Option Plans

In 1994 the Board of Directors approved an Employee Stock Option
Plan and a Stock Option Plan for Non-Employee Directors.  Both
Plans were approved by Shareholders at the Shareholders' Meeting held March 2, 1995.

The Employee Stock Option Plan is to be administered by a Committee consisting of at least two members of the Board of Directors. All prior options granted under previous stock option plans are to be replaced by options granted under the 1994 Plan.

The 1994 Plan provides for a maximum number of options to be granted to be the greater of 1,075,000 or 30% of the Company's outstanding shares less 125,000 shares reserved for issuance under the Non-Employee Director Plan.

The term of the options granted shall not exceed 10 years and the exercise price shall be equal to 100% of the fair market value of the common stock on the date of grant.

The Non-Employee Directors Stock Option Plan is to be administered by a Committee consisting of at least two members of the Board of Directors. All prior options granted under previous stock option plans are to be replaced by options granted under the 1994 Plan.

The 1994 Plan provided for a maximum number of 125,000 options to be granted and further provides for the granting of 4,000 option shares per year to each Non-Employee Director as compensation for his services.

A maximum of 125,000 shares may be issued under the Plan at an exercise price equal to the fair market value of the stock on the date of grant. All options are to be immediately exercisable.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the expected beneficial ownership of Common Stock as of October 18, 1996. The table shows the beneficial ownership to each person known to J2 who beneficially own more than 5% of the shares of J2 Common Stock, each current director, and all directors and officers as a group. Except as otherwise indicated, J2 believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                           Shares     Percent
                           Beneficially        of
                           Owned      Class


                           Number              Percent

James P. Jimirro(2)(3)                1,086,000         26.2%
Gary Cowan(2)(7)                                  70,000         1.
68%
James Fellows(2)(4)                               31,000         (1
)
Bruce P. Vann(2)(5)                               26,000         (1
)
All Directors and Officers
 as a group
 (5 persons)(6)                                1,237,500         29
 .8%

______________________________

(1)  Less than 1 percent.

(2)  The address for each shareholder listed is 10850 Wilshire
     Boulevard, Suite 1000, Los Angeles, California  90024.

(3) Includes 400,000 stock options (See "Stock Option" section) as well as 60,000 Warrants purchased in the open market.

(4) Includes 31,000 shares of Common Stock purchasable under the Company's Stock Option Plan.

(5) Includes 26,000 shares of Common Stock purchasable under the Company's Stock Option Plan.

(6) Includes 24,500 options granted to officers not listed on stock table..

(7) Consists of 70,000 shares of Common Stock purchasable under the Company's Stock Option Plan of which 57,000 shares are immediately exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Bruce P. Vann and the law firms of Kelly & Lytton, of which he is a partner, and Meyer & Vann, of which he was a partner for a portion of the year, performed services as attorneys for the Company. For the fiscal year ended July 31, 1996, Kelly & Lytton and Meyer & Vann earned approximately $11,600. Mr. Vann is a director of the Company and, as such, he (or his law firm) may receive additional compensation for services rendered to the Company.



                            PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as a part of this annual report:

     1.        Financial Statements:

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report.

     2.        Exhibits:

               The exhibits listed below are filed as a part of this annual report.

               2.1 Acquisition Agreement, dated as of July 31, 1990 between the Company, J2 Acquisition Corp., National Lampoon, Inc., Daniel L. Grodnik, and Tim Matheson, and related Agreement and Plan of Merger. (2)

               3.1         Restated Articles of Incorporation.  (3)

               3.2         By-laws of the Company.  (3)

               4.1         Warrant Agreement dated as of October
          15, 1990 between the Company and U.S. Stock of Transfer
          Corp. (2)

               10.1        Amendment to Employment Agreement
          between the  Company and James P. Jimirro, dated as of
          May 26, 1988.  (3)

               10.2        Agreement between National Lampoon,
          Inc. and New Line Cinema Corporation, dated as of April
          20, 1990.  (2)

               10.3        Lease between the Company and Pacific
          Properties.  (5)

               10.4        Amended lease between the Company and
          Pacific Properties.  (4)

               10.5        Second amended lease between the
          Company and Pacific Properties. (1)

                           10.6       "National Lampoon" License
          Agreement Termination between National Lampoon, Inc. and Guber-Peters Entertainment Company, previously named Barris Industries, Inc., dated October 1, 1990. (1)

                           10.7       Showtime Agreement (8)

                           10.8       Jim Jimirro Employment
          Agreement (8)

                           10.9       1994 Stock Option Plan for
               Employees (9)

                           10.10      1994 Stock Option Plan for
               Non-Employee Directors (9)

                        11 Computation of earnings per share (8)


                        21.1          List of subsidiaries of
               Registrant (8)

                                      (1)  Filed as exhibit to the
               Company's Annual Report on Form 10-K for the Fiscal Year ended July 31, 1991.

                           (2)  Filed as an exhibit to Company
          Registration Statement on Form S-4, File No. 33-36203

                           (3)  Filed as an exhibit to that
          certain Form S-1 Registration Statement of the Company as filed with the Securities and Exchange Commission on July 28, 1986, September 22, 1986 and October 2, 1986 (The "S-1 Registration Statement").

                           (4)  Filed as an exhibit to the
          Company's Annual Report on Form 10-K for the Fiscal Year
           Ended July 31, 1988.

                           (5)  Filed as an exhibit to the
          Company's Annual Report of Form 10-K for the  Fiscal
          Year Ended as of July 31, 1989.

                                      (6)  Filed as an exhibit to
               that certain Registration Statement of the Company filed with the Securities and Exchange Commission on May 28, 1993.

                                      (7)  Filed as an exhibit to
               that certain Registration Statement of the Company on Form S-1 filed with the Securities and Exchange
               Commission on October 28, 1993.

                                      (8)  Filed as an Exhibit to
               the Company's Annual Report on Form 10-K for the
               Fiscal year Ended July 31, 1995.

                           (9)  Filed as an Exhibit to that
          certain Registration Statement of the Company on Form S-8 filed with the Securities and exchange Commission on May 8, 1995.


ODDHEADER:


ODDHEADER:



ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:




ODDHEADER:


ODDHEADER:



ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:





















                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the ____ day of October, 1996.



                                                             J2
COMMUNICATIONS


By:______________________

JAMES P. JIMIRRO

Chairman of the Board,

President, and Chief

Executive Officer


Signature                        Capacity
 Date


_________________                Chairman of the Board,
October ___, 1996
JAMES P. JIMIRRO              President, Chief Executive
                                    Officer and Director


_________________                Director
October ___, 1996
GARY G. COWAN



_________________                Director
October ___, 1996
JAMES FELLOWS



_________________                Director
October ___, 1996
BRUCE P. VANN













ODDHEADER:


ODDHEADER:



ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:































                J2 COMMUNICATIONS AND SUBSIDIARIES

                FINANCIAL STATEMENTS
                AS OF JULY 31, 1996 AND 1995
                TOGETHER WITH AUDITOR'S REPORT



                     J2 COMMUNICATIONS AND SUBSIDIARIES


                        INDEX TO FINANCIAL STATEMENTS

                                JULY 31, 1996




REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    July 31, 1996 and 1995

  Consolidated Statements of Operations
    for each of the three years in the period ended July 31, 1996

  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended July 31, 1996

  Consolidated Statements of Cash Flows
    for each of the three years in the period ended July 31, 1996

  Notes to Consolidated Financial Statements












                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



ToJ2 Communications:

We have audited the accompanying consolidated balance sheets of J2 Communications and subsidiaries (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, a significant portion of the Company's assets is composed of certain intangible assets.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J2 Communications and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   ARTHUR ANDERSEN LLP


September 27, 1996
Los Angeles, California







INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of J2 Communications and subsidiaries
Los Angeles, California:



We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of J2 Communications and subsidiaries (the "Company") for the year ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended July 31, 1994 in conformity with generally accepted accounting principles.


By:    /s/ Deloitte & Touche LLP

Deloitte & Touche LLP
September 9, 1994
Los Angeles, California




                   J2 COMMUNICATIONS AND SUBSIDIARIES


        CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1996 AND 1995



                                 ASSETS


                                               1996      1995

CURRENT ASSETS:
  Cash and cash equivalents                $  120,000 $  301,000
  Short-term investments at cost (market value
    $1,029,000 and $982,000 at July 31, 1996
    and 1995, respectively)                 1,014,000    954,000
  Other current assets                         97,000     36,000
                                           ---------- ----------
          Total current assets              1,231,000  1,291,000
                                           ---------- ----------

NONCURRENT ASSETS:
  Intangible assets, less accumulated
    amortization of $1,829,000 in 1996 and
    $1,589,000 in 1995                      4,136,000  4,376,000
                                           ---------- ----------
          Total noncurrent assets           4,136,000  4,376,000
                                           ---------- ----------

TOTAL ASSETS                               $5,367,000 $5,667,000
                                           ========== ==========




The accompanying notes are an integral part of these consolidated balance sheets.













                   J2 COMMUNICATIONS AND SUBSIDIARIES


        CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1996 AND 1995



                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                               1996      1995

CURRENT LIABILITIES:
  Accounts payable                         $  112,000 $  109,000
  Accrued expenses                            683,000    724,000
  Accrued royalties                           466,000    503,000
  Deferred revenues                           213,000    209,000
  Income taxes                                 38,000     31,000
  Common stock payable                        203,000    203,000
                                           ---------- ----------
          Total current liabilities         1,715,000  1,779,000
                                           ---------- ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value:
      Authorized--2,000,000 shares,
      none issued and outstanding
        in 1996 and 1995                        -          -
    Common stock, no par value:
      Authorized--8,000,000 shares,
      issued and outstanding--
        3,600,000 shares in 1996
        and 1995                            8,648,000  8,643,000
    Notes receivable on common stock        (115,000)  (110,000)
    Deficit                               (4,881,000)(4,645,000)
                                           ---------- ----------
          Total shareholders' equity        3,652,000  3,888,000
                                           ---------- ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $5,367,000 $5,667,000
                                           ========== ==========

The accompanying notes are an integral part of these consolidated balance sheets.



ODDHEADER:
                                 -(page)-





ODDFOOTER:




                    J2 COMMUNICATIONS AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1996

                                       1996      1995      1994
REVENUES:
  Movies, television and theatrical$  493,000 $706,000 $1,348,000
  Videocassette sales, net of returns311,000   336,000    245,000
  Royalty income                      45,000    83,000    109,000
  Publishing                       8,000         -         45,000
  Other                               61,000   129,000     71,000
                                  -------------------------------
          Total revenues             918,000 1,254,000  1,818,000
                                  -------------------------------
EXPENSES:
  Cost of videocassettes sold        141,000   105,000    100,000
  Costs of movies and television      26,000    26,000     36,000
  Magazine editorial, production and
    distribution                      55,000     -          -
  Royalty expense                     37,000    62,000     67,000
  Selling, general and administrative725,000   818,000  1,129,000
  Amortization of intangible assets  240,000   240,000    240,000
                                  -------------------------------
          Total expenses           1,224,000 1,251,000  1,572,000
                                  -------------------------------
          Income (loss) from operations(306,000) 3,000    246,000

OTHER INCOME (EXPENSE):
  Settlement of royalty claims (Note 4)-         -         84,000
  Interest income                     77,000    49,000     15,000
  Interest expense                     -         -       (18,000)
                                  -------------------------------
          Income (loss) before provision
            for income taxes       (229,000)    52,000    327,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES7,000(14,000)     22,000
                                  -------------------------------
NET INCOME (LOSS)                $ (236,000) $  66,000   $305,000
                                  ===============================
INCOME (LOSS) PER COMMON SHARE:   $    (0.07)$     0.02$     0.09
                                  ================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        3,600,000 3,597,000  3,554,000
                                  ================================


The accompanying notes are an integral part of these consolidated financial statements.




                                                          J2 COMMUNICATIONS AND SUBSIDIARIES


                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1996



                                                                                              Notes
                                                                      Common Stock          Receivable
                                                               --------------------------                 on Common
                                                                  Shares       Amount         Stock         Deficit        Total

BALANCES, July 31, 1993                                        3,388,000     $8,377,000    $ (99,000)   $(5,016,000)  $ 3,262,000

  Shares issued                                                  214,000        247,000           -            -          247,000
  Accrued interest on notes receivable                             -              6,000       (6,000)          -            -
  Net income                                                       -              -               -          305,000      305,000
                                                               ---------     ----------     ---------    -----------  -----------
BALANCES, July 31, 1994                                        3,602,000      8,630,000     (105,000)    (4,711,000)    3,814,000

  Shares issued                                                    8,000          8,000           -            -            8,000
  Shares retired                                                (10,000)          -               -            -            -
  Accrued interest on notes receivable                             -              5,000       (5,000)          -            -
  Net income                                                       -              -               -           66,000       66,000
                                                               ---------     ----------     ---------    -----------  -----------
BALANCES, July 31, 1995                                        3,600,000      8,643,000     (110,000)    (4,645,000)    3,888,000

  Accrued interest on notes receivable                             -              5,000       (5,000)          -            -
  Net loss                                                         -              -             -          (236,000)    (236,000)
                                                               ---------     ----------     ---------    -----------  -----------
BALANCES, July 31, 1996                                        3,600,000     $8,648,000    $(115,000)   $(4,881,000)  $ 3,652,000
                                                               =========     ==========     =========    ===========  ===========


                               The accompanying notes are an integral part of these consolidated financial statements.





                    J2 COMMUNICATIONS AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1996



                                     1996       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)             $ (236,000) $   66,000  $  305,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Amortization of intangible assets240,000 240,000     240,000
      Changes in assets and liabilities
        Accounts payable              3,000  (103,000)      12,000
        Accrued expenses and royalties(78,000)  25,000   (132,000)
        Accrued income taxes and
          related interest            7,000   (78,000)      14,000
        Deferred revenues             4,000   (10,000)    (27,000)
        Other                      (61,000)      8,000      24,000
                                 ---------- ----------  ----------
          Net cash provided by (used in)
            operating activities  (121,000)    148,000     436,000
                                 ---------- ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments(1,349,000)(1,492,000)(1,028,000)
  Sale of short-term investments  1,289,000  1,368,000     198,000
                                 ---------- ----------  ----------
          Net cash used in investing
            activities             (60,000)  (124,000)   (830,000)
                                 ---------- ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           -       (42,000)    (35,000)
  Proceeds from exercise of stock options-       8,000      12,000
                                 ---------- ----------  ----------
          Net cash used in financing
            activities                -       (34,000)    (23,000)
                                 ---------- ----------  ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                    (181,000)   (10,000)   (417,000)
                                 ---------- ----------  ----------
CASH AND CASH EQUIVALENTS,
  beginning of year                 301,000    311,000     728,000
                                 ---------- ----------  ----------
CASH AND CASH EQUIVALENTS,
  end of year                    $  120,000 $  301,000  $  311,000
                                 ========== ==========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION--
    Cash paid during the year for
      income taxes               $    2,000 $    9,000 $    5,000
                                 ========== ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the year ended July 31, 1994, the Company issued common stock to pay legal fees. A total of 197,000 shares of common stock was originally issued. The total was subsequently amended to 187,000 shares during the year ended July 31, 1995. The common stock was issued to relieve the following liabilities:

     Accounts payable                                 $  129,000
     Accrued expenses                                    106,000
                                                      ----------
     Stock issued                                     $  235,000
                                                      ==========































     The accompanying notes are an integral part of these consolidated financial statements.

ODDHEADER:


ODDHEADER:



ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:




                J2 COMMUNICATIONS AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JULY 31, 1996




1.   Summary of Significant Accounting Policies

     Organization and Principles of Consolidation

     J2 Communications (the "Company") was formed in March, 1986, and was primarily engaged in the acquisition, development and production of entertainment and special-interest videocassette programs and the marketing, distribution and licensing of these programs for retail sale in the home video market. In fiscal 1991, the Company acquired all of the outstanding shares of National Lampoon Inc. ("NLI") (see Note
     4). NLI was incorporated in 1967 and was primarily engaged in various aspects of the publishing and entertainment industries. In December, 1992, in consideration for the default of certain intercompany notes from NLI to the Company, NLI assigned the rights to the majority of its assets in full satisfaction of the notes. Included in these assets was NLI's 100 percent ownership interest in NL Communications, Inc., and Heavy Metal, Inc., which, upon this assignment, became subsidiaries of the Company.

     Currently, the Company is primarily engaged in the licensing of the name "National Lampoon" in a variety of areas including motion pictures, home video, television, publishing, and other entertainment media. The Company's revenues and income have and will continue to fluctuate based on the size, nature and timing of transactions whereby its names and trademarks are licensed. Despite the existence of working capital deficits of $484,000 and $488,000 at July 31, 1996 and 1995, respectively, the Company believes that its cash and short-term investments at July 31, 1996, and projected cash flows in fiscal 1997 will be adequate to pay its liabilities as they become due.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash Equivalents

     Cash equivalents include certificates of deposit with original maturity dates of three months or less.

     Short-Term Investments

     Short-term investments consist of treasury bills and notes with original maturities of between three and twelve months. No provision has been made for the change in market value for these securities as the Company intends to hold them until maturity.
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 during the year ended July 31, 1995. This statement establishes accounting standards for certain investments in debt and equity securities. The adoption did not have a material effect on the consolidated financial statements.

     Revenue Recognition

     The Company recognizes licensing revenues based upon information provided by the licensee, with the exception of non-refundable advances from the licensing of the "National Lampoon" name, which are recognized when received. Revenues from the sale of videocassettes, net of estimated provisions for sales returns, are recognized when the units are shipped.
      Advances for future sales of videocassettes are deferred until the units are shipped. Publishing revenues include magazine sales and revenue from advertising included in the magazines. Single copy magazine sales are recognized as income in the month the issue becomes available for sale at the newsstand. Subscription revenues are apportioned equally over the subscription period. Advertising revenues is recognized concurrently with the recognition of magazine sales.

     Intangible Assets

     Intangible assets consist primarily of the right to license the "National Lampoon" name and are being amortized straight-line over a twenty-five year period. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted net income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.

     The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets ($4,136,000 at July 31, 1996) is dependent on the continued licensing of the "National Lampoon" name for use in feature films, video, television and audio distribution and merchandising of other appropriate opportunities. The Company has received approximately $4,601,000 in licensing revenues (including revenues received in connection with an agreement for the licensing of the name for three feature films - see Note 4) since the acquisition of the "National Lampoon" name in 1991. The Company is in the process of negotiating other licensing agreements and the development of other concepts, programs, etc. that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.


In March of 1995 the Financial Accounting Standards Board issued SFAS No. 121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement will become effective for the consolidated financial statements in fiscal 1997. Management has not determined the impact of the provisions of the statement on its assets.

     Per Share Information

     Primary earnings per share are computed by dividing net earnings by the weighted average common shares outstanding and common share equivalents during the period. Common stock equivalents include, if dilutive, the number of shares issuable on exercise of the outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the year. The assumed exercise of all options and warrants during the years ended July 31, 1996, 1995 and 1994 was not dilutive and, therefore, was not included in the computation of weighted average shares outstanding.

     Income Taxes

     Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


     Stock-Based Compensation

     In October of 1995 the Financial Accounting Standards Board issued SFAS No. 123. This statement establishes accounting standards for stock-based employee compensation plans. This statement will become effective for the consolidated financial statements in fiscal 1997 and encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Management does not believe the impact of the provisions of the Statement on its assets will be material.



Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain items in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.


2.   Deferred Revenues

     Deferred revenues consist of the following:

                                                 1996         1995


         Deferred videocassette revenues$131,000$127,000
         Unearned subscription revenues, net82,00082,000
                                       -------- --------
                                       $213,000 $209,000
                                       ======== ========


3.   Accrued Expenses

     Accrued expenses consist of the following:

                                                 1996         1995


         Reserve for contingent payment on
           sale of stock               $158,000 $158,000
         Deferred salary                199,000  199,000
         Reserve for legal expenses     121,000  121,000
         Accrued retail display allowances79,000  79,000
         Other accrued                  126,000  167,000
                                       -------- --------
                                       $683,000 $724,000
                                       ======== ========


4.   Note Payable

The Company has its videocassettes for the domestic market duplicated primarily by an independent duplication company, Technicolor Videocassette, Inc. ("Technicolor"), which warehouses the videocassettes and fulfills and ships orders for the Company. In April 1993, the Company issued to Technicolor 157,000 shares of its common stock valued at $176,000, and a note in the amount of $87,000 to satisfy obligations owed to Technicolor. The Company paid the balance of the note in full during the year ended July 31, 1995. The agreement provides for an additional cash payment in the event that such common stock is sold, within a specified time period, for less than $2 per share. The Company has recorded a liability, included in accrued expenses, at July 31, 1996, and 1995, in the amount of $158,000 as a reserve against such contingent payments.


5.   Commitments and Contingencies

     Motion Picture Agreement

     NLI and New Line Cinema Corporation ("New Line") entered into an agreement (the "New Line Agreement"), dated as of September 11, 1991, regarding the development and production, financing, and distribution of three "National Lampoon" motion pictures, each at budgets not greater than $10 million, within four and one-half years of execution of the agreement. The New Line Agreement provided NLI with a non-refundable advance of $375,000 upon the execution of the agreement. The agreement was subsequently amended to extend its term through April 1, 1996.

     The compensation to be received by NLI as a result of the use of its name is $250,000 for each of three motion pictures (payable on commencement of principal photography of the applicable film) plus
     2-1/2 percent of distributors' gross receipts, as defined in the agreement from all media in connection with the motion pictures. Revenues recognized under this agreement totaled $166,000, $430,000 and $1,058,000 for the years ended
     July 31, 1996, 1995 and 1994, respectively.

     As of April 1, 1996, New Line had failed to produce the third motion picture due under the agreement, which was not extended further.

     Joint Venture

     As part of the acquisition of NLI (see Note 1), the Company acquired a 75% interest in a joint venture, which receives revenues derived from the licensing of a certain "National Lampoon" motion picture. At July 31, 1996, and 1995, the Company had a liability of $2,000 and $47,000, respectively, owed to the minority interest of the joint venture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Minority interest's share of revenue totaled $46,000, $30,000 and $25,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     Leases

     The Company is obligated under an operating lease, expiring on September 30, 2001, for its office facility in Los
     Angeles. The facility lease includes certain provisions for rent adjustments based upon changes in the lessor's operating costs and increases in the Consumer Price Index.

     The Company is also obligated under an operating lease, expiring on May 5, 1997, for equipment located at its office facility in Los Angeles.

     The Company is committed to future minimum lease payments for the following years:

                      Building        Equipment       Total
     1997             $ 79,000         $7,000      $ 86,000
     1998               82,000            -          82,000
     1999               86,000            -          86,000
     2000               89,000            -          89,000
     2001               15,000            -          15,000
                      --------         ------      --------
     Total            $351,000         $7,000      $358,000
                      ========         ======      ========

     Rent expense totaled $79,000, $86,000 and $90,000, net of sublease income of $5,000, $30,000 and $27,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     Equipment lease expense totaled $18,000, $31,000, and $31,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     Royalty Agreements

     NLI is required to pay The Harvard Lampoon, Inc. ("HLI") a royalty of up to 2 percent on all revenues derived from sales of any magazine or other publication using the name "Lampoon" as part of its title, and a royalty of up to 2 percent of pretax profits, as defined in the agreement, on non-publishing activities using such name. Royalties payable under this agreement totaled $11,000, $15,000, and $25,000 for the years ended July 31, 1996, 1995, and 1994, respectively.

     The Company has entered into various royalty agreements with the producers of videocassettes distributed by the Company. The Company is required to pay a royalty, according to each individual agreement, of a percentage of gross receipts, less certain expenses. Royalties payable under these agreements totaled $26,000, $47,000 and $42,000 for the years ended July 31, 1996, 1995, and 1994, respectively.

     GPEC Agreement

     In 1987, NLI sold the exclusive rights to produce television programming utilizing the name "National Lampoon" to Guber-Peter Entertainment Company ("GPEC"). In 1991, under agreement with GPEC, NLI reacquired this right for $1,000,000, of which $500,000 was paid on execution of the agreement. The remaining $500,000 was payable out the gross receipts of television programming, if any. To date, $78,000 has been paid under the gross receipts provision of the agreement.

     Employment Agreement

     The Company has entered into an employment agreement dated July 1, 1994 with its President and Chief Executive Officer. The agreement is for seven years and provides annual base compensation of $475,000 with annual increases of the greater of 9 percent, or 5 percent plus the percentage increase in the Consumer Price Index. Previously, the President had reduced the amount of salary he receives to $191,000. The President does not expect to receive the difference between the amount received and the amount provided for under the agreement unless there is a change in control of the Company, as defined by the agreement.

     In addition, an annual bonus is payable to the President if the Company's pretax income exceeds specified levels. The amount is based on pretax earnings of the Company ranging from 5 percent to 9 percent over certain minimums. If earnings exceed $7,000,000, the President, in addition to the foregoing compensation, shall be entitled to such additional incentive compensation as may be determined by the Board of Directors based upon the President's service and performance on behalf of the Company and the profitability of the Company. A bonus of $100,000 and $100,000 was earned during the years ended July 31, 1995 and 1994, respectively. No bonus was earned in 1996. Deferred bonuses for the President, included in accrued expenses, totaled $100,000 and $100,000 at July 31, 1996 and 1995. In addition, certain officers have deferred salary of $99,000 at July 31, 1996, and 1995, also included in accrued expenses.

     The Company has also granted the President options to purchase 50,000 shares of its common stock and 50,000 stock appreciation rights (see Note 6) for each year of his employment contract. The price for each will be based on the fair value of the stock at the date of issuance.

     Management Contract of Magazine

     In August 1993, the Company entered into an agreement for a magazine publisher to print and distribute the National Lampoon magazine. In accordance with the terms of this agreement, the Company retained editorial control of the magazine's content and received a fee equal to 5 percent of all revenues generated by the magazine in its first year of publication, 6 percent in the second year and 7 percent for each year thereafter. In February 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the publisher. The Company resumed publishing the magazine in May, 1996. The Company earned revenues of $8,000 and $25,000 under this agreement during the years ended July 31, 1995 and 1994, respectively. No revenues were earned related to this agreement in fiscal 1996 prior to termination of the agreement.

     As part of this agreement, the publisher had agreed to assume the Company's liabilities relating to the magazine, including unearned subscription revenues (see Note 2) and accrued retail display allowances of $79,000, included in accrued expenses, owed to various vendors for magazine shelf space. Because the Company holds title to the "National Lampoon" name, the Company continued to record liabilities for these amounts at July 31, 1995, as well as July 31, 1996, after termination of the agreement.

     Litigation

     The Company, NLI and the officers and directors of NLI became the defendants in a lawsuit in regard to the acquisition of NLI by the Company. The shareholders of NLI (the "Plaintiffs") filed the claim in respect to the tax treatment of the transaction to the individual shareholders of NLI.
     The Company entered into a settlement agreement in August 1991, which must still be approved by the courts, under which the Company will issue an additional 125,000 shares of its common stock to the Plaintiffs and for the payment of attorneys' fees. The value of the shares to be paid has been accounted for as a liability of $203,000 at July 31, 1996, and 1995, as the shares have not yet been issued and the settlement has not been approved.

     NLI had a motion picture development and consulting agreement with a former officer of NLI. In November 1992, Matty Simmons Productions, Inc. and Matty Simmons (collectively "Simmons") filed a complaint against the Company alleging breach of contract. In December 1993, this litigation was settled. The terms of the settlement agreement provide for the Company to pay Simmons a percentage (not to exceed $240,000 in total) of any amounts earned by the Company from certain previously released National Lampoon films. A total of $66,000, $62,000 and $46,000 was paid to Simmons during the years ended July 31, 1996, 1995 and 1994, respectively.


6.   Notes Receivable on Common Stock

In 1986, the Company issued 800,000 shares of common stock to certain of its officers and directors pursuant to its Restated Stock Purchase Plan. The shares were issued with 50 percent of the purchase price payable at the time of issuance and the remainder due in five years. The unpaid balance is due from the Company's President and Chief Executive Officer and bears interest at the rate of 10 percent, under promissory notes secured by the stock in favor of the Company.


7.   Stock Options and Stock Appreciation Rights

     Stock Option Plans

     In March, 1995, shareholders approved the 1994 Employee Stock Option Plan and the 1994 Option Plan for Non-Employee Directors. These plans replaced the 1991 Stock Option Plan. All stock options subject to the Plans are granted at the fair market value of the common stock at the time of the grant, except that in the case of the incentive stock options granted to a holder of 10 percent or more of the outstanding shares of common stock, such exercise price may not be less than 110 percent of the fair market value and may not be exercisable after the expiration of five years versus ten years for regular stock options. The 1991 Plan has other restrictions and is administered by the Stock Option Committee of the Board, which has sole discretion on the terms and conditions of granting such options.


A summary of the stock options outstanding is below:

                                Number of     Option
                                 Options      Price
                               Outstanding    Range

          Balance, July 31, 1993 552,000    $0.56 - $3.25
            Granted              101,000    $1.13 - $1.48
            Exercised           (17,000)    $0.65 - $1.19
            Canceled            (77,000)    $1.19 - $3.25
                                --------    -------------

          Balance, July 31, 1994 559,000    $0.56 - $2.63
            Granted              174,000    $1.06 - $1.37
            Exercised            (8,000)    $0.72 - $1.10
            Canceled           (193,000)    $0.69 - $2.63
                                --------    -------------
          Balance, July 31, 1995 532,000    $0.56 - $1.48
            Granted               62,000    $1.08 - $1.19
                                --------    -------------
          Balance, July 31, 1996 594,000    $0.56 - $1.48
                                ========    =============

     Warrants

     In connection with its acquisition of NLI in 1990, the Company issued 1,753,000 Series A warrants (including 148,000 warrants issued to certain creditors). The warrants expire on December 31, 1997, and entitle each holder to exchange one warrant for a share of the Company's common stock at a price of $2.00 per share. The Series A warrants are callable on or after October 15, 1992, at the option of the Company. There were 1,737,000 Series A warrants outstanding at July 31, 1996.

     Stock Appreciation Rights

     As of July 31, 1996, the President and Chief Executive Officer of the Company has stock appreciation rights which entitle the officer to receive cash equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. As of July 31, 1996, appreciation in these rights amounts to approximately $51,000

     At July 31, 1996, a total of 300,000 rights were outstanding with appreciation basis of between $0.56 and $1.48 per share.


8.   Related Party Transactions

Legal fees of $12,000, $16,000 and $31,000, included in selling, general and administrative expenses, were incurred during fiscal
1996, 1995 and 1994, respectively, for services from legal firms, one of whose partners is a director of the Company.

See Note 5 for discussion of a note receivable from the Company's
President and Chief Executive Officer.
9.   Income Taxes

The provision for income taxes is comprised as follows:

                                   1996     1995       1994

     Current:
       State                     $7,000    $11,000   $22,000
       Federal                      -      1,000         -
     Adjustment to valuation
       allowance:
       State                        -   (26,000)         -
                                 -------   -------   -------
                                 $7,000  ($14,000)   $22,000
                                 =======   =======   =======

A reconciliation between the statutory federal rate and the Company's effective rate follows:

                                   1996     1995       1994

     Statutory federal
       income tax rate (benefit)  (34%)       34%       34%
     State income taxes              3%       19%        2%
     Benefit of unrecognized prior
       year losses                  48%     (50%)     (57%)
     Amortization of intangible
       assets                       36%      158%       26%
     Recognition of previously
       unrecognized deferred tax asset(46%)(148%)
     Adjustment to prior year accrual(6%)   (46%)         -
     Other                           2%        6%        2%
                                 -------   -------   -------
     Effective rate (benefit)        3%     (27%)        7%
                                 =======   =======   =======

At July 31, 1996, the tax effect of deductible timing differences and carryforwards is comprised of the following:

     Net operating loss carryforwards         $1,283,000
     Accrued liabilities and contingencies       171,000
     Royalty reserves                            186,000
     Deferred income                              85,000
                                              -----------
                                               1,725,000
     Valuation allowance                     (1,725,000)
                                              -----------
     Net deferred tax asset                        -
                                              ===========

At July 31, 1996, the Company had available for federal and state income tax purposes net operating loss carryforwards of approximately $2,205,000 and $1,003,000, respectively, expiring at various dates through 2011. Certain of the state net operating losses may be limited through statutory provisions.


10.  Major Customers

During the year ended July 31, 1996, the Company received $166,000 and $150,000 in revenues from two motion picture licensees representing 17% and 15% of total revenues, respectively. During the year ended July 31, 1995, the Company received $430,000 and $188,000 in revenues from two motion picture licensees representing 34% and 15% of total revenues, respectively. During the year ended July 31, 1994, the Company received $1,003,000 from one motion picture licensee representing 55% of total revenues.


11.  Subsequent Event

On August 20, 1996, counsel for HLI filed a claim, asserting that the Company underpaid royalties payable under the agreement by approximately $226,000, plus unspecified late charges, for the period July 1, 1992, through June 30, 1995, based upon HLI's interpretation of the agreement. HLI has stated that it reserves the right to invoke arbitration granted by the agreement. The Company intends to prepare a vigorous defense against HLI's allegations. Management believes that this claim will not have any material effect on the consolidated financial statements.




J2 COMMUNICATIONS AND SUBSIDIARIES
EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
YEARS ENDED JULY 31, 1996, 1995 AND 1994


                          Weighted
                                                  Days
Average
                                   Shares         Outstanding
Shares


1996

Shares outstanding                 3,600,000                 365
       3,600,000
                              ---------                           -
--------
                               3,600,000
3,600,000
                               =========
=========

1995

Shares outstanding                           3,602,000
 365          3,602,000
Shares retired                                (10,000)
321             (9,000)
Exercise of options                          2,000
308              1,000
                                                  3,000
244              2,000
                                                  3,000
74              1,000
                                             ----------
                     ----------
                                             3,600,000
                     3,597,000
                                             ==========
                    ==========


1994

Shares outstanding                            3,388,000
365          3,388,000
Exercise of options                          7,000               26
2              5,000
                                                  10,000
262              7,000
Stock issued for legal fees             127,000             262
         91,000
                                                  70,000
 65             13,000
Incremental shares (1)
365             50,000
                                              ----------
                     ----------
                                              3,602,000
                     3,554,000
                                             ==========
                     ==========


(1) Includes stock options granted were assumed exercised and outstanding, using the treasury stock method.




ODDHEADER:


ODDHEADER:



ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:












ODDHEADER:


ODDHEADER:



ODDFOOTER:



ODDFOOTER:
cva/J2/10.K96

ODDFOOTER:




        EXHIBIT 21.1


J2 COMMUNICATIONS




                        SUBSIDIARIES
  %OWNED

NATIONAL LAMPOON, INC.
    100
  NL COMMUNICATIONS, INC.
   100
    STUDIO 21 PRODUCTIONS, INC.
   100
    NATIONAL LAMPOON PLAYERS
100