Form 10-Q
period 1996-10-31
J2 COMMUNICATIONS /CA/
filed 1996-12-09
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1996    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,987
common shares, no par value were outstanding as of November 25, 1996.





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                             10/31/96            7/31/96
                                             Unaudited
Assets

Cash and cash equivalents                         $  509,000         $  120,000
Short term investments                         916,000          1,014,000
Accounts receivable - net                             37,000             36,000
Inventories - net                               13,000             14,000
Intangible assets, less accumulated
  amortization of $1,889,000 and
  $1,829,000 as of 10/31/96 and
  7/31/96, respectively                            4,076,000          4,136,000
Other assets                                    47,000                  47,000

Total assets                                $5,598,000         $5,367,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                            $  127,000         $  112,000
Accrued expenses                               730,000            683,000
Accrued royalties                              472,000            466,000
Accrued income taxes                                  38,000             38,000
Deferred income                                215,000            213,000
Common stock payable                                 203,000            203,000

Total liabilities                                  1,785,000          1,715,000

Shareholders' Equity:

Preferred stock, no par value; authorized
  2,000,000 shares; none issued and outstanding                -
     -

Common stock, no par value; authorized 8,000,000
  shares; issued and outstanding, 3,600,000
  as of 10/31/96 and 7/31/96                       8,650,000          8,648,000
Less: notes receivable on common stock              (117,000)          (115,000)
Accumulated deficit                               (4,720,000)        (4,881,000)

Total shareholders' equity                         3,813,000          3,652,000

Total liabilities and shareholders' equity        $5,598,000         $5,367,000




J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                          1996           1995


Revenues:
 Movies, television, and theatrical     $ 350,000      $ 209,000
 Video sales, net of returns               26,000         43,000
 Royalty income                            26,000         14,000
 Magazine                                   1,000          4,000
 Other                                     15,000         24,000

  Total revenues                          418,000        294,000

Costs and expenses:
 Cost of videocassettes sold               15,000         21,000
 Royalty expense                           12,000          7,000
 Selling, general and administrative      175,000        177,000
 Amortization of intangible assets         60,000         60,000

   Total expenses                         262,000        265,000

Income from operations                    156,000         29,000


Other income:

 Interest income                           12,000         15,000


Income before income taxes                168,000         44,000

Provision for income taxes                  7,000           -


Net income                              $ 161,000      $  44,000



Income per common share:

 Net income per share                       $0.04          $0.01

 Weighted average number of shares
  of common stock outstanding           3,600,000      3,600,000

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                           1996                      1995

Cash flows from operating activities:

Net income                             $161,000           $ 44,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets          60,000              60,000
    Changes in assets and liabilities:
    Accounts receivable, net                   (1,000)             (9,000)
    Inventory                                   1,000              (2,000)
    Accounts payable                           15,000              (3,000)
    Accrued expenses                           47,000              26,000
    Accrued royalties                           6,000             (20,000)
    Deferred revenues                           2,000                   -

    Net cash provided by
    operating activities                      291,000              96,000


Cash flows from investing activities:

    Purchase of short-term investments       (192,000)           (140,000)
    Sale of short-term investments            290,000                   -

    Net cash provided by (used in) investing
     activities                                98,000                  (140,000)


Cash flows from financing activities:

    Net cash used in financing
     activities                                     -                   -

Net increase (decrease) in cash
 and cash equivalents                         389,000             (44,000)
Cash and cash equivalents,
 beginning of quarter                         120,000             301,000

Cash and cash equivalents,
 end of quarter                             $ 509,000                $  257,000

                         J2 COMMUNICATIONS
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED OCTOBER 31, 1996


Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1996, as included in the Company's 1996 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report relating to the July 31, 1996 balance sheet is included in the Annual Report. Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of October 31, 1996, and the results of its operations and cash flows for the periods ended October 31, 1996 and 1995 respectively, have been made. Operating results for the three-month period ended October 31, 1996, are not necessarily indicative of the operating results for the entire fiscal year.


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





               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended October 31, 1996 Versus October 31, 1995

Total revenues for the period were $418,000 compared with $294,000 in the prior year quarter. Movies, television and theatrical revenues were $350,000 compared with $209,000 in the prior year period. The improvement was due primarily to an increase of $143,000 in the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978. "National Lampoon's Loaded Weapon I", originally released in 1993, produced income of $102,000 in the current quarter compared with $126,000 in the prior year quarter. Video sales of $26,000 were down $17,000 from the corresponding 1995 quarter. The Company has de-emphasized this segment of its business due to declining profitability.

Cost of videocassettes sold as a percent of sales increased to 58% in the first quarter of fiscal 1996 compared with 49% in fiscal 1995 due primarily to price discounting.

Selling, general and administrative expenses were $175,000 in the current quarter, compared with $177,000 in the corresponding prior period. There was no major change in any individual category of expense.

There was no significant provision for income taxes in either quarter because of the utilization of tax loss carryforwards.

Net income for the current quarter was $161,000 equal to $0.04 per share compared with a net income of $44,000 in the corresponding prior year quarter, equal to $0.01 per share. The improvement is primarily due to the increase in revenues from movies.

Liquidity and Capital Resources

Cash and short term investments at October 31, 1996 totaled $1,425,000, an increase of $291,000 from the July 31, 1996 fiscal year end. The improvement primarily reflects net income of $161,000, a non-cash charge of $60,000 for the amortization of intangible assets and an increase in accrued expenses of $47,000.


The Company has no current plans for any significant capital expenditures in its current line of business and believes that its current level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1997.

The Company is considering establishing a restaurant chain to be called "National Lampoon Cafe". Should it enter this new line of business, significant capital would be required.







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