Form 10-Q
period 1997-01-31
J2 COMMUNICATIONS /CA/
filed 1997-03-11
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 31, 1997    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,987
common shares, no par value were outstanding as of March 4, 1997.





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                             1/31/97             7/31/96
                                             Unaudited                 Audited
Assets

Cash and cash equivalents                         $  398,000         $  120,000
Short term investments                       1,152,000          1,014,000
Accounts receivable - net                             46,000             36,000
Inventories - net                               13,000             14,000
Intangible assets, less accumulated
  amortization of $1,949,000 and
  $1,829,000 as of 1/31/97 and
  7/31/96, respectively                            4,016,000          4,136,000
Other assets                                    55,000                  47,000

Total assets                                $5,680,000         $5,367,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                            $  160,000         $  112,000
Accrued expenses                               739,000            683,000
Accrued royalties                              485,000            466,000
Accrued income taxes                                  38,000             38,000
Deferred income                                217,000            213,000
Common stock payable                                 203,000            203,000

Total liabilities                                  1,842,000          1,715,000

Shareholders' Equity:

Preferred stock, no par value; authorized
  2,000,000 shares; none issued and outstanding                -
     -

Common stock, no par value; authorized 8,000,000
  shares; issued and outstanding, 3,600,000
  as of 1/31/97 and 7/31/96                        8,651,000          8,648,000
Less: notes receivable on common stock              (118,000)          (115,000)
Accumulated deficit                               (4,695,000)        (4,881,000)

Total shareholders' equity                         3,838,000          3,652,000

Total liabilities and shareholders' equity        $5,680,000         $5,367,000



J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

                                           3 mos. ended     3 mos. ended   6 mos. ended     6 mos. ended
                                             1/31/97          1/31/96                 1/31/97         1/31/96



Revenues:
 Movies, television and theatrical        $ 309,000        $   8,000       $ 658,000        $ 217,000
 Video sales, net of returns                 49,000           83,000          75,000          126,000
 Royalty income                               1,000            3,000          28,000           17,000
 Magazine                                         -                -           1,000            4,000
 Other                                        5,000            9,000          19,000           33,000

  Total revenues                            364,000          103,000         781,000          397,000



Costs and expenses:
 Cost of videocassettes sold                 22,000           36,000          37,000           57,000
 Royalty expense                             13,000           13,000          25,000           20,000
 Cost of movies, television and theatrical   53,000                -          53,000                -
 Cost of magazine                                 -           55,000               -           55,000
 Selling, general and administrative        203,000          178,000         377,000          355,000
 Amortization of intangible assets           60,000           60,000         120,000          120,000

  Total expenses                            351,000          342,000         612,000          607,000

Income (loss) from operations                13,000         (239,000)        169,000         (210,000)


Other income:
 Interest income                             12,000           20,000          24,000           35,000


Income (loss) before income taxes            25,000         (219,000)        193,000         (175,000)

Provision for income taxes                        -                -           7,000                -

Net income (loss)                           $25,000        ($219,000)       $186,000        ($175,000)



Income per common share:

 Net income (loss) per share                  $0.01           ($0.06)          $0.05           ($0.05)

 Weighted average number of shares
  of common stock outstanding             3,600,000        3,600,000       3,600,000        3,600,000




J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

                                           1997                      1996

Cash flows from operating activities:

Net income (loss)                      $186,000          ($175,000)
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets         120,000             120,000
    Changes in assets and liabilities:
    Accounts receivable, net                  (10,000)            (21,000)
    Inventory                                   1,000               2,000
    Accounts payable                           48,000             (32,000)
    Accrued expenses                           56,000              82,000
    Accrued taxes                             -             (2,000)
    Accrued royalties                          19,000             (41,000)
    Deferred revenues                           4,000                   -
    Other assets                         (8,000)           (10,000)

    Net cash (used in) provided by
    operating activities                      416,000             (77,000)


Cash flows from investing activities:

    Purchase of short-term investments       (671,000)           (528,000)
    Sale of short-term investments            533,000             575,000

    Net cash (used in) provided by investing
     activities                              (138,000)                   47,000

Cash flows from financing activities:               -                   -

    Net cash used in financing
     activities                                     -                   -

Net increase (decrease) in cash
 and cash equivalents                         278,000             (30,000)
Cash and cash equivalents,
 beginning of period                          120,000             301,000

Cash and cash equivalents,
 end of period                              $ 398,000                $  271,000

                         J2 COMMUNICATIONS
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JANUARY 31, 1997


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

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of January 31, 1997, and the results of its operations and cash flows for the periods ended January 31, 1997 and 1996 respectively, have been made. Operating results for the three-month and six-month periods ended January 31, 1997, are not necessarily indicative of the operating results for the entire fiscal year.


Earnings Per Share

Earnings per share are calculated using the weighted average number of common shares outstanding during the period. The inclusion of outstanding warrants and stock options in the earnings per share calculation would have no dilutive effect on the earnings per share in 1997 or 1996.


Shareholders Equity

The increase in common stock during the period relates to accrued interest on notes receivable on common stock.





               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended January 31, 1997 Versus January 31, 1996

Total revenues for the period were $364,000 compared with $103,000 in the prior year quarter. Movies, television and theatrical revenues were $309,000 compared with $8,000 in the prior year period. In the current quarter there were substantial payments under a movies-for-cable licensing agreement which did not occur in the prior year quarter. Video sales of $49,000 were down from $83,000 recorded in the corresponding 1996 quarter.
The Company has de-emphasized this segment of its business due to declining profitability.

Selling, general and administrative expenses increased to $203,000 in the current quarter, compared with $178,000 in the corresponding prior period. The increase primarily reflects higher salary costs.

There was no provision for income taxes in the current quarter because of the utilization of tax loss carryforwards.

The net income for the current quarter was $25,000 equal to $0.01 per share compared with a net loss of $219,000 in the corresponding prior year quarter, equal to $0.06 per share. The improvement is primarily due to the increase in revenues from motion pictures.

Six Months Ended January 31, 1997 Versus January 31, 1996

Total revenues for the period were $781,000 compared with $397,000 in the prior year period. Movies, television and theatrical revenues were $658,000 compared with $217,000 in the prior period. The improvement was due primarily to an increase of $143,000 in the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978 and substantial licensing fee payments under a movies-for-cable licensing agreement which did not occur in the prior year period. Video sales of $75,000 were down from $126,000 recorded in the corresponding 1996 period. The Company has de-emphasized this segment of its business due to declining profitability.

Cost of videocassettes sold as a percentage of sales increased to 49% in the first half of fiscal 1997 compared with 45% in fiscal
1996 due primarily to price discounting in the current period.


Selling, general and administrative expenses increased to $377,000 in the current period, compared with $355,000 in the corresponding prior period. The increase primarily reflects higher salary costs.

There was no significant provision for income taxes in the current period because of the utilization of tax loss carryforwards.

The net income for the current period was $186,000 equal to $0.05 per share compared with a net loss of $175,000 in the corresponding prior year period, equal to $0.05 per share. The improvement is primarily due to the increase in revenues from motion pictures.


Liquidity and Capital Resources

Cash and short term investments at January 31, 1997 totaled $1,550,000, an increase of $416,000 from the July 31, 1996 fiscal year end. The improvement primarily reflects net income of $186,000, a non-cash charge of $120,000 for the amortization of intangible assets, an increase in accrued expenses of $56,000 and an increase in accounts payable of $48,000.

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





Date__3/10/97________         By:______________________
                                 JAMES P. JIMIRRO
                                 Chairman of the Board
                                 President




Date__3/10/97________         By:______________________
                                 BENJAMIN HO
                                 Acting Chief Financial Officer