Form 10-Q
period 1997-04-30
J2 COMMUNICATIONS /CA/
filed 1997-06-13
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
	                 Washington, D.C.  20549


                        	FORM 10-Q


        	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	          OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1997    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,987
common shares, no par value were outstanding as of June 3, 1997.






J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

							                                  4/30/97       7/31/96
							                                 Unaudited  	   Audited
Assets

Cash and cash equivalents				          $  411,000		  $  120,000
Short term investments				              1,245,000		   1,014,000
Accounts receivable - net				              54,000		      36,000
Inventories - net					                     12,000		      14,000
Intangible assets, less accumulated
  amortization of $2,009,000 and
  $1,829,000 as of 4/30/97 and
  7/31/96, respectively					            3,956,000		    4,136,000
Other assets						                         25,000         47,000

Total assets						                     $5,703,000     $5,367,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable					                   $  213,000		  $  112,000
Accrued expenses					                      693,000		     683,000
Accrued royalties					                     469,000       466,000
Accrued income taxes					                   38,000		      38,000
Deferred revenues					                     217,000		     213,000
Common stock payable					                  203,000       203,000

Total liabilities						                  1,833,000		   1,715,000

Shareholders' Equity:

Preferred stock, no par value;
  authorized 2,000,000 shares; none
  issued and outstanding              	       -              -

Common stock, no par value; authorized
  8,000,000 shares; issued and
  outstanding, 3,600,000 as of 4/30/97
  and 7/31/96				                         8,653,000    8,648,000
Less: notes receivable on common stock		   (120,000)		  (115,000)
Accumulated deficit					                 (4,663,000)		(4,881,000)

Total shareholders' equity				            3,870,000		  3,652,000

Total liabilities and shareholders'
equity		                                 $5,703,000   $5,367,000




J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996

					                                3 mos.     3 mos.     9 mos.     9 mos.
                                     ended      ended      ended      ended
					                              4/30/97    4/30/96    4/30/97    4/30/96

Revenues:
 Movies, television, and
   theatrical	                    $ 234,000	 $ 201,000	 $ 893,000	 $ 417,000
 Video sales, net of returns		       23,000    115,000	    98,000	   240,000
 Royalty income				                  22,000	     7,000	    50,000	    25,000
 Magazine				                        55,000     	    -     56,000      4,000
 Other				 	                         18,000	    20,000     37,000     54,000

  Total revenues				                352,000	   343,000  1,134,000	   740,000



Costs and expenses:
 Cost of videocassettes sold		        9,000     58,000	    46,000    115,000
 Royalty expense				                  8,000	    23,000	    34,000	    43,000
 Cost of movies, television and		        -	     26,000     53,000	    26,000
   theatrical
 Cost of magazine			                 39,000          -     39,000     55,000
 Selling,general and administrative 220,000    190,000    595,000	   544,000
 Amortization of intangible assets	  60,000     60,000	   180,000	   180,000

  Total expenses				                336,000	   357,000    947,000	   963,000

	Income (loss) from operations		     16,000	   (14,000)	  187,000	  (223,000)


Other income:
 Interest income				                 15,000     20,000	    38,000     54,000


Income (loss) before income taxes		  31,000      6,000	   225,000   (169,000)

Provision for income taxes		              -	         -	     7,000          -

Net income (loss)			               $ 31,000  	 $ 6,000   $218,000  ($169,000)



Income per common share:

 Net income (loss) per share		        $0.01   	  $0.00   	  $0.06  	  ($0.05)

Weighted average number of shares
  of common stock outstanding		   3,600,000  3,600,000  3,600,000  3,600,000


J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1997 AND 1996

    						                                    1997     		      1996

Cash flows from operating activities:

Net income (loss)				                     $ 218,000		     ($ 169,000)
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets		     180,000          180,000
    Changes in assets and liabilities:
    Accounts receivable, net			             (18,000)		       (72,000)
    Inventory					                            2,000		          2,000
    Accounts payable				                    101,000		         40,000
    Accrued expenses				                     10,000		         42,000
    Accrued taxes				                             -		         (2,000)
    Accrued royalties				                     3,000		        (23,000)
    Deferred revenues				                     4,000		              -
    Other assets				                         22,000		        (62,000)

    Net cash provided by (used in)
    operating activities				                522,000		        (64,000)


Cash flows from investing activities:

    Purchase of short-term
      investments			                     (1,053,000)        (723,000)
    Sale of short-term
      investments				                       822,000		        859,000

    Net cash provided by (used in)
      investing activities					            (231,000)     		  136,000

Cash flows from financing activities:

						                                            -     		         -
    Net cash used in financing
     activities					                              -		              -

Net increase in cash
 and cash equivalents				                   291,000		         72,000
Cash and cash equivalents,
 beginning of period				                    120,000		        301,000

Cash and cash equivalents,
 end of period					                       $ 411,000       $  373,000




	J2 COMMUNICATIONS
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED APRIL 30, 1997


Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Rule 10-01 of Regulation S-X. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1996, as included in the Company's 1996 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report relating to the July 31, 1996 balance sheet is included in the Annual Report.
 Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of April 30, 1997, and the results of its operations and cash flows for the periods ended April 30, 1997 and 1996 respectively, have been made. Operating results for the three-month and nine-month periods ended April 30, 1997, are not necessarily indicative of the operating results for the entire fiscal year.


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






	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended April 30, 1997 Versus April 30, 1996

Total revenues for the period were $352,000 compared with $343,000 in the prior year quarter. Movies, television and theatrical revenues were $234,000 compared with $201,000 in the prior year quarter. The improvement was due primarily to a settlement of disputes with a former officer and director of National Lampoon, Inc. ("NLI") with regard to the film "Vegas Vacation." Video sales of $23,000 were down from $115,000 recorded in the corresponding 1996 quarter. The decrease was due to the expiration of the distribution rights for a popular title and the Company's de-emphasis on this segment of its business due to declining profitability. Royalty income from video licensing increased from $7,000 in last year's quarter to $22,000 in the current period primarily due to a sale of the distribution rights of a title. Magazine income of $55,000 in the current quarter represents the billings of the spring issue of National Lampoon magazine which were suspended in the prior year quarter.

Cost of videocassettes sold as a percentage of sales decreased to 39% in the third quarter of fiscal 1997 compared with 50% in fiscal 1996 due primarily to price discounting on volume sales in the prior year quarter.

Selling, general and administrative expenses increased to $220,000 in the current quarter, compared with $190,000 in the corresponding prior period. The increase primarily reflects higher salary costs, an increase in legal expenses, a rise in broker's commissions in connection with movies and leasing cost of a Company automobile.

There was no provision for income taxes in either the current or prior year quarter because of the utilization of tax loss carryforwards.

Net income for the current quarter was $31,000 equal to $0.01 per share compared with net income of $6,000 in the corresponding prior year quarter. The improvement was primarily due to the increase in revenues from motion pictures and magazine income.





Nine Months Ended April 30, 1997 Versus April 30, 1996

Total revenues for the period were $1,134,000 compared with $740,000 in the prior year period. Movies, television and theatrical revenues were $893,000 compared with $417,000 in the prior period. The improvement was due primarily to an increase of $152,000 in profit participation from the film "National Lampoon's ANIMAL HOUSE" that was originally released in 1978, substantially higher licensing fee payments under a movie-for-cable licensing agreement, strong profit participation from the film "National Lampoon's VACATION" which was not received in the corresponding period of last year and the settlement of disputes with a former officer and director of NLI with regard to the film "VEGAS VACATION." Video sales of $98,000 were reduced from $240,000 recorded in the corresponding 1996 period. The Company has de-emphasized the video segment of its business due to declining profitability. Royalty income from video licensing rose from $25,000 in the prior year period to $50,000 primarily due to a sale of the distribution rights of a title in the current period. Other income fell to $37,000 from $54,000 in the prior year period due to more merchandise licensing activities in the prior year period.

Cost of magazine declined to $39,000 from $55,000 in the prior year period. In the prior year period, a claim by the distributor of the magazine for costs associated with prior editions of the magazine was reserved.

Selling, general and administrative expenses increased to $595,000 in the current period, compared with $544,000 in the corresponding prior period. The increase primarily reflects higher salary costs, an increase in legal expenses, a rise in broker's commissions in connection with movies and leasing cost of a Company automobile.

There was no significant provision for income taxes in the current period because of the utilization of tax loss carryforwards.

Net income for the current period was $218,000 equal to $0.06 per share compared with a net loss of $169,000 in the corresponding prior year period, equal to $0.05 per share. The improvement was primarily due to sharply higher revenues from motion pictures and magazine offset by lower video sales and higher selling, general and administrative costs discussed above.




Liquidity and Capital Resources

Cash and short term investments at April 30, 1997 totaled
$1,656,000, an increase of $522,000 from the July 31, 1996 fiscal year end. The improvement primarily reflects net income of $218,000, a non-cash charge of $180,000 for amortization of intangible assets and an increase in accounts payable of $101,000.

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





Date_________________		By:______________________
						                    JAMES P. JIMIRRO
						                    Chairman of the Board
						                    President




Date_________________		By:______________________
						                    BENJAMIN HO
						                    Acting Chief Financial Officer