Form 10-K
period 1997-07-31
J2 COMMUNICATIONS /CA/
filed 1997-11-05
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
 	                           Washington, D.C.  20549

                                   	FORM 10-K

	                 Annual Report Pursuant to Section 13 or 15(d)
	                    of the Securities Exchange Act of 1934

	                    For the Fiscal Year Ended July 31, 1997

	                         Commission File Number 0-15284

	                                J2 COMMUNICATIONS
	               (Exact name of registrant as specified in charter)

  				                     California			         95-4053296
			         (State or Other Jurisdiction of		    (I.R.S. Employer
			          Incorporation or Organization)       Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$3,438,000.

As of October 24, 1997, the Registrant had 3,599,990 shares of its common stock ("Common Stock"), no par value, issued and outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into Parts I, II or III.



SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.





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

Due to the increasing competitiveness of the videocassette market, resulting in declining volume and profitability, the Company has de-emphasized this segment of its business. The Company expects that its videocassette business, which has been declining in recent years, will continue to decline, and in the future will not be a significant part of its operations. The Company is now focusing on using the National Lampoon name in virtually every segment of the entertainment business. The first significant result of this effort was realized with the release in February, 1993 of the feature film "National Lampoon's Loaded Weapon I". This film achieved in excess of $28 million of theatrical revenue in its United States theatrical release. The Company is participating in the film's revenue as provided by the Company's licensing agreement with New Line Cinema, the producer and distributor of the film. The second picture under this licensed agreement, "National Lampoon's Senior Trip," was released in September of 1995. The theatrical revenue from this film was disappointing, however, as the company only licenses the "National Lampoon" name and has no risk of loss if theatrical boxoffice revenues do not meet expectation. The Company does not expect any significant contingent income from this film. The Company intends to continue its efforts to license the "National Lampoon" name to other producers of full length motion pictures.
 In fiscal 1994, a licensing agreement was entered into with Showtime Networks, Inc. which provides for the production of seven (7) movies made for initial viewing on the Showtime television channel over three (3) years. Four made-for-cable pictures had been produced under this arrangement as of the fiscal year ended July 31, 1997. As per the contract, Showtime has paid the producer fees due for five (5) movies as of July 31, 1997. The producer fees due for the sixth (6) and seventh (7) movies will be paid in the fiscal year ended July 31, 1998. The Company is currently seeking to replace the Showtime license agreement with a comparable entity that produces made-for-cable movies under a similar licensing arrangement.





RECENT DEVELOPMENTS AND MATERIAL INFORMATION


1.	Dependence on National Lampoon

	In October 1990, J2 Communications ("J2" or the "Company") acquired all of the outstanding stock of National Lampoon, Inc. ("NLI"), the publisher of the National Lampoon magazine and a developer of other film programming. Although substantial sums were expended by the Company in an attempt to return the magazine publishing operations to profitability, the Company was unable to achieve this objective. On December 23, 1992, as the sole secured creditor of NLI, J2 foreclosed against all of NLI's assets and the "National Lampoon" trademark. After this foreclosure, NLI was left with no remaining assets, although the Company has continued to exploit the trademark. The Company anticipates that a majority of future revenue will be dependent on exploiting the "National Lampoon" name. The Company is subject to several agreements, including a feature film agreement with New Line Cinema which led to the production of "National Lampoon's Loaded Weapon I" and "National Lampoon's Senior Trip," and an agreement with Showtime Networks, Inc. regarding movies made for cable television. The first movie made under this latter agreement was entitled "National Lampoon's Attack of the 5'2" Women" which first aired in August 1994. The second movie, "National Lampoon's Favorite Deadly Sins", was aired in
November, 1995. The third movie, "National Lampoon's Dad's Week Off", aired in March 1997 and the fourth movie, "National Lampoon's The Don's Analyst", aired in September 1997, both on Showtime's affiliated network, The Movie Channel. The Showtime agreement has now expired, with only four (4) made-for-cable movies produced, and as such, the fifth thru seventh movies will not be produced. As per the contract, Showtime has paid the producer fees due for five (5) movies as of July 31, 1997. The producer fees due for the sixth (6) and seventh (7) movies will be paid in the fiscal year ended July 31, 1998. The Company is currently seeking to replace the Showtime license agreement with a comparable entity that produces made-for-cable movies under a similar licensing arrangement. The Company is a profit participant in these ventures and is substantially dependent on the performance of third parties to such agreements and upon the commercial success of the licensed products.

2.	Management contract of the Magazine

	In August 1993, the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years.
 In February 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May 1996, the Company again began publishing the magazine.
The Company's current agreement with Harvard Lampoon obligates the Company to publish at least one issue of the magazine a year with a minimum of 50,000 copies. The Company is complying with this obligation, but has not determined when and if it would publish more than the minimum requirement.

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


Motion Pictures, Television and Other Entertainment Activities

Motion Pictures: NL's motion picture activities have consisted principally of developing ideas for feature films, suggesting script writers, providing supervision of the scripting, and providing producer services in connection with the production of such films. NL has not financed the development, production or distribution of movies, and does not maintain a development department. Instead, NL is typically presented with film ideas by major movie studios for consideration with regard to financing of development, production, and distribution by such studios and obtaining the right to use the "National Lampoon" name. For these services, NL receives production and other fees and a participation in the profits, if any, of the movie which bears its name. After NL's first movie, "Animal House," NL's compensation arrangements for its comedy film projects financed and distributed by studios traditionally fell into a general pattern of cash fees for NL's producer services and for the use of the name "National Lampoon" in the film title, and a small percentage of the studio's "net profits" (after a certain level of revenues has been achieved) from the film.

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

NL and New Line Cinema Corporation ("New Line") entered into an agreement, dated as of September 11, 1991, regarding the development and production, financing, and distribution of up to three (3) National Lampoon motion pictures each at budgets not greater than $10 million within four and one-half years of execution of the agreement (the "New Line Agreement"). The New Line Agreement provided NL with an advance fee for the use of the "National Lampoon" name in connection with each of the theatrical motion pictures to be produced and additional contingent compensation based on the gross revenues produced by the Picture.



New Line released the first film under this agreement, "National Lampoon's Loaded Weapon I," in February 1993. The film grossed in excess of $28 million at the domestic box-office. The second film, "National Lampoon's Senior Trip" was released in September, 1995 and was not a box office success. The New Line agreement expired on May 10, 1996, and as such, the third motion picture was never produced. Unless the Company licenses the rights and obtains a significant advance, revenue from theatrical feature film rights for fiscal year ended July 31, 1998 will be dependent on contingent compensation from previously licensed rights. The results will be lower feature film rights revenue for the fiscal year ended July 31, 1998, than in prior years.

In March, 1994, the Company signed an agreement with Showtime Networks, Inc. ("Showtime") to produce seven (7) movies over a three (3) year period to be aired initially on the Showtime Network or The Movie Channel. The agreement provides for the payment of a license fee to National Lampoon upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. The Showtime agreement has now expired, with only four
(4) made-for-cable movies produced, and as such, the fifth through seventh movies will not be produced. As per the contract, Showtime has paid the producer fees due for five (5) movies as of July 31, 1997. The producer fees due for the sixth (6) and seventh (7) movies will be paid in the fiscal year ended July 31, 1998. The Company is currently seeking to replace the Showtime license agreement with a comparable entity that produces made-for-cable movies under a similar licensing arrangement.

In the event that the Company does not replace the Showtime agreement with a comparable arrangement, filmed entertainment revenues could be negatively impacted.

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

Concurrent with the acquisition of NL by J2 Communications, the exclusive right to produce television programming under the name "National Lampoon" was re-acquired by NL on October l, 1990 from GPEC ("GPEC Agreement"). The purpose of this acquisition of rights was to ensure that NL had the ability to control the use of its name in the valuable medium of television and to develop comedy motion picture and other programs for broadcast in all areas of television distribution including network, syndication and cable.

The GPEC Agreement required the re-payment of $1,000,000 to GPEC, which was the consideration paid by GPEC to NL for the rights in 1987. This sum was payable by NL, fifty-percent ($500,000) on execution of the contract (and so paid), and fifty-percent ($500,000) payable out of seventeen and one-half percent (17 1/2%) of the gross receipts received by NL as a result of the exploitation of any new television programs bearing the National Lampoon name, with certain minimums due on commencement of principal photography or taping of the applicable programs.
After this amount has been re-paid, NL shall have no further obligations to GPEC with respect to television. To date, $131,000 has been paid under the gross receipts provision of the agreement.

In 1997 NL entered into an agreement with Western International
Syndication to develop a television awards spoof programs. In addition, NL is currently in negotiation with a major supplier of children's television programming to develop an animated children's television series.


Made-For-Video Movies:

"National Lampoon's Last Resort", a made-for-video movie produced by Rose & Ruby Productions, completed filming in July, 1993. The picture stars Corey Feldman & Corey Haim, and was distributed internationally by Moonstone Entertainment and in the U. S. by Vidmark in early 1994.

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


Other Activities

Internet: In August 1997, National Lampoon entered into an agreement with Internet Ventures Inc. to develop a National
Lampoon site on the Worldwide Web.

As of October 1997, the Company began negotiations with On-Line Entertainment Network, Inc. (a subsidiary of Global Net Systems, Ltd.) to develop and distribute audio comedy programming over the Internet on a pay-per-listen basis. The Company believes that if an agreement is consummated, the site will develop into a multi-layered site featuring pre-recorded material (including the National Lampoon Radio Hour archives), new serialized programming, live on-line comedy performances, and general comedy merchandising.

Books: NL continues the publication of various books, including "National Lampoon's Treasury of Humor" with Simon and Schuster, and four "True Facts" books with Contemporary Books. Other NL books published include the third edition of "National Lampoon's Cartoon Book," and "National Lampoon White Bread Snaps".

Computer Games: "National Lampoon's Chess Meister 5 Billion and 1," a computer game produced by Spectrum HoloByte, is currently available nationwide. Also available is "The Personal Daily PlanIt", a daily planner featuring National Lampoon's Joke of the Day, distributed by Media Vision. In 1995, Trimark Interactive developed and distributed the CD-ROM title "National Lampoon's Blind Date." Other interactive titles being developed by National Lampoon include "National Lampoon Goes To Hell" and "National Lampoon I Can't Believe It's Not A Game Show".

NL has a number of merchandising arrangements, including a line of trading and post cards based upon National Lampoon magazine art. In addition, NL is in negotiations with At A Glance Landmark, which published the Company's 1998 calendar, to distribute the 1999 NL Life Sucks! PAGE-A-DAY CALENDAR AND HORRORSCOPE.

Recordings: Rhino Records has released a commemorative box titled The Best of The National Lampoon Radio Hour, a compilation of classic comedy from the 1970's show.

Theme Restaurants: National Lampoon continuing to explore the possibility of developing the "National Lampoon Cafe", a chain of restaurants with a comedy theme. Should the "National Lampoon Cafe" be funded, constructed and open to the public, it will be operating in a very competitive environment, therefore, there is no assurance that the Cafe would be successful.


Publishing Operations

National Lampoon Magazine: First published in March 1970, National Lampoon is distributed at newsstands, bookstores, and other retail outlets. Its audience is largely young, college educated, and affluent. Each issue of the magazine contains original articles, artwork, and photographs treating various matters in a satirical manner.

National Lampoon became a bi-monthly magazine in late 1986 with a $3.95 cover price with approximately 112 pages per issue. Commencing with the March 1991 issue, National Lampoon increased to a ten (10) times per year frequency and also reduced its cover price to $2.95 and lowered the page count to 84 pages. However, the continued economic recession and the advent of the Gulf War depressed all magazine circulation and related advertising revenues. Consequently, beginning with the December 1991 issue, the Company reverted to bi-monthly issues. In an effort to reverse the trend of NL losses over many years, in March 1992, the Company relocated the principal offices of National Lampoon, Inc. to Los Angeles, California, and closed the New York offices.
 After the April 1992 issue, NL suspended publication of National Lampoon for several months. NL recommenced publication of National Lampoon with the spring 1993 issue.

In August 1993 the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years; however in February 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May 1996, the Company again began publishing the magazine. The Company published 55,000 copies of the 25th Anniversary 1996 issue and 62,000 copies of the 1997 issue. The Company's current agreement with Harvard Lampoon obligates the Company to publish at least one issue of the magazine a year with a minimum of 50,000 copies. The Company is complying with this obligation, but has not determined when and if it would publish more than the minimum requirement.

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


VIDEO OPERATIONS

The Company, which through 1993 was engaged in significant operations in the sell-through video market, has drastically diminished its video operations. The Company was currently engaged in the exploitation of "Dorf on Golf", the rights to which expired this year. After such time, the Company does not expect that its video operations will generate any significant revenue.



EMPLOYEES

As of October 24, 1997, the Company employed six (6) employees of whom three (3) are full time and three (3) are part-time.


ITEM 2:  PROPERTIES

The Company leases office space of approximately 3,912 square feet at 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California 90024 for a five (5) year period commencing on October 1, 1995. The Company's rental obligation is $6,454 per month. The space is utilized for office space, as well as storage of video masters, cassettes and back issues of the National Lampoon Magazine and other NL archival materials. In addition, it provides storage for legal, accounting and contract files related to past years for National Lampoon and J2 Communications. Management considers the Company's corporate offices generally suitable and adequate for their intended purposes.


ITEM 3:  LEGAL PROCEEDINGS

The Company, NLI and the officers and directors of NLI became the defendants in a lawsuit filed in 1990 in the Superior Court of the Southern District of New York in regard to the acquisition of NLI by the Company. The shareholders of NLI (the "Plaintiffs") filed the claim with respect to the tax treatment of the transaction with respect to the individual shareholders of NLI. The Company entered into a settlement agreement in August 1991, which must still be approved by the courts, under which the Company will issue an addition 125,000 shares of its common stock to the Plaintiffs and provide for the payment of attorneys' fees. The value of the shares to be issued is presented as a liability of $203,000 as of July 31, 1997, and 1996, as the shares have not yet been issued and the settlement has not been approved.

NLI had a motion picture development and consulting agreement with Matty Simmons, a former officer of NLI. In November 1992, Matty Simmons Productions, Inc. and Matty Simmons (collectively "Simmons") filed a complaint against the Company alleging breach of contract. In December 1993, this litigation was settled. The terms of the settlement agreement provide for the Company to pay Simmons a percentage (not to exceed $240,000 in total) of any amounts earned by the Company from certain previously released National Lampoon films. As of the fiscal year ended July 31, 1997, the Company has paid Matty Simmons the total amount owed under the terms of the settlement agreement.

On March 10, 1997 counsel for Harvard Lampoon, Inc. ("HLI") filed a demand for arbitration to the American Arbitration Association, asserting that the Company underpaid royalties under the HLI royalty agreement by approximately $226,000, plus unspecified late charges, for the period from July 1, 1992, through June 30, 1995, based on HLI's interpretation of the agreement. By agreement of both parties arbitration was stayed in order to a mediation under the auspices of the Judicial Arbitration and Mediation Services, which took place on May 8th and 9th, 1997. Settlement negotiations commenced at the mediation and arbitration proceedings continue to be stayed while settlement negotiations proceed. If settlement is not reached, J2 will vigorously contest HLI's claims in arbitration.


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

Common Stock

								                                      High		         Low
Fiscal 1998:

	First Quarter (Through October 24, 1997)     1 17/32       	  7/8

Fiscal 1997:

	First Quarter	                                1 5/16		     1 1/16
	Second Quarter	                               1 3/16		       7/8
	Third Quarter	                                 15/16		      25/32
	Fourth Quarter	                               1 7/32		     1 3/16

Fiscal 1996:

	First Quarter	                                 1 1/2		       1
	Second Quarter	                                1 5/8		       1 3/16
	Third Quarter	                                 1 15/32		     1 1/32
	Fourth Quarter	                                1 3/16		      1 1/16



On October 24, 1997, the closing bid price for the Common Stock was 1 5/32 per share. The approximate number of holders of record of Common Stock on that date was 551. The Company has never paid a dividend on its Common Stock and presently intends to retain all earnings for use in its business.

b.	Warrants:  The Company's Warrants were issued in connection
with its acquisition of National Lampoon, Inc.   The warrants
began trading in the over-the-counter market on October 26, 1990 under the symbol JTWOW. The following table sets forth for the period indicated, the high and low bid prices reflect interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Warrants

			                                           High		         Low
Fiscal 1998:

	First Quarter (through October 24, 1997)	    11/32		        1/16

Fiscal 1997:

	First Quarter 	                               3/8		          5/16
	Second Quarter	                               9/32		         9/32
	Third Quarter	                                7/32		         1/16
	Fourth Quarter	                               3/16		         1/16

Fiscal 1996:

	First Quarter  	                              3/8		           1/4
	Second Quarter	                               3/8		           5/16
	Third Quarter 	                               3/8		           7/32
	Fourth Quarter	                               7/32		          3/16



The approximate number of holders of record of Warrants are 180 as of October 24, 1997, although management has been advised that the number of beneficial holders exceeds 1,000.


ITEM 6:	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 31, 1995, July 31, 1996 and 1997 and the consolidated balance sheet data at July 31, 1996 and 1997 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report, which is also included elsewhere in this Annual Report. Such selected consolidated financial data should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated income statement data for the years ended July 31, 1993 and 1994 are derived from audited consolidated financial statements of the Company which are not included herein.


	                             Selected Consolidated Financial Data


                                            Year ended July 31,

   				                                1997		        1996      		1995		      1994		    1993
STATEMENT OF OPERATIONS DATA:
Total revenues   			              $1,356,000	   $  964,000	  $1,284,000	  $1,848,000	 $ 1,726,000
Costs and expenses:
Costs of revenue			                  262,000	      259,000	     193,000      203,000	   1,078,000
Selling, general
  and administrative			              792,000	      725,000	     818,000	   1,129,000    2,234,000

Amortization of intangible assets		  240,000	      240,000      240,000      240,000      307,000
Income (loss) from operations			      62,000      (260,000)	     33,000      276,000	  (1,893,000)

Other income:
 Settlement of IRS claims			      	     -       	     -	             -	    	    -         181,000
 Settlement of royalty claims			        -		           -		            -	       84,000	     374,000
 Interest income				                  59,000	       77,000	      49,000	      15,000       19,000
 Minority Interest in income
   of consolidated subsidiary			  	  (82,000)      (46,000)     (30,000)     (30,000)     (33,000)
 Interest expense					                  -  	           -             -       (18,000)	    (18,000)

Income (loss) before provision for
(benefit from) income taxes and
extra-ordinary incom			    	          39,000	      (229,000)     52,000      327,000	  (1,370,000)
Provision for (benefit from)
income taxes					                      9,000	         7,000 	   (14,000)      22,000	       9,000

Income (loss) before extraordinary
 item						                           30,000 	     (236,000) 	   66,000	     305,000   (1,379,000)
Extraordinary item - troubled debt
 restructuring					                       -  	           -          -   	        -   	     69,000

NET INCOME (LOSS) 				              $ 30,000     $ (236,000)    $ 66,000 	 $ 305,000  $(1,310,000)

INCOME (LOSS) PER COMMON SHARE
  Income (Loss) before
    extraordinary income		           $  0.01      $   (0.07)     $  0.02     $  0.09      $ (0.43)
  Extraordinary income             			                     	                                 0.02
  Net income (loss) 				             $  0.01 	    $   (0.07)     $  0.02	    $  0.09      $ (0.41)




		                                                  YEAR ENDED JULY 31

						                                  1997   	          1996   	    1995   	    1994   	    1993

BALANCE SHEET DATA:

Intangible assets					             $3,896,000	       $4,136,000	  $4,376,000	  $4,616,000    $ 4,856,000

Total assets					                  $5,473,000	       $5,367,000  	$5,667,000	  $5,801,000    $ 5,653,000

Shareholders' equity				           $3,682,000	       $3,652,000	  $3,888,000	  $3,814,000    $ 3,262,000





ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1997 VERSUS JULY 31, 1996

Total revenues for 1997 increased $392,000 to $1,356,000 compared to $964,000 for 1996. Movies, television and theatrical revenues increased $431,000 primarily due to increased movie licensing revenue of previously licensed movies and payment of the license fees for two Showtime movies during fiscal year 1997. Videocassette sales decreased $92,000 to $219,000 from $311,000 from the prior year due to the company de-emphasizing the video segment of its business because of declining profitability. Royalty income increased $20,000 to $65,000 from $45,000 from the prior year, primarily due to increased revenue received from a newly licensed distributor. Publishing revenue increased $48,000 to $56,000 from $8,000 in the prior year due to a majority of revenue for the 25th anniversary issue of the National Lampoon magazine, which went on sale late in fiscal 1996, being recorded in fiscal 1997, along with the fiscal 1997 magazine issue. Other income fell to $46,000 in 1997 from $61,000 in the prior year 1996.

Cost of videocassettes sold as a percentage of sales increased to 48% in fiscal 1997 compared to 45% in 1996, primarily due to reductions in the sales price of certain videos as they are in the latter stages of their release pattern.

Costs of movies and television expenses increased $27,000 to $53,000 from $26,000 in the prior fiscal year, due primarily to additional payments required to be made on increased television revenue on the "GPEC" rights agreement.

Magazine editorial, production and distribution expense decreased
$11,000 to $41,000 from $55,000 due primarily to last fiscal year's expense having included costs associated with prior editions of the magazine.

Royalty expenses increased $26,000 to $63,000 compared to $37,000 in 1996, primarily due to an increase in royalty income.

Selling, general and administrative expenses increased $67,000 to $792,000 in the current year as compared with $725,000 in the prior year. The increase was primarily due to an increase in salary expense, partially offset by a reduction in legal and accounting expenses.

Interest and other income for the year decreased $18,000 to $59,000 from $77,000 in the prior fiscal year primarily due to a decrease in yields on short term investment, as well as a reduction in the average short term investment balance during 1997.

Net income for the current year was $30,000, equal to $0.01 per share compared with a net loss of $236,000, equal to $0.07 per share. The increase in net income was due primarily to increased television and theatrical revenues which were partially offset by a reduction in video sales.




YEAR ENDED JULY 31, 1996 VERSUS JULY 31, 1995

Total revenues for the year were $964,000 compared with $1,284,000 in the prior year. Movies, television and theatrical revenues were $539,000 compared with $736,000 in the prior year.
 In the prior year, payments under a movie licensing agreement of $430,000 were received which were significantly higher than the $166,000 received in the current year. Video sales of $311,000 were reduced from $336,000 recorded in 1995. Royalty income from video licensing fell from $83,000 in the prior year to $45,000 in the current year. In 1995, a payment from a video licenses of $40,000 was received which related to revenues from prior years.
 The Company has de-emphasized the video segment of its business due to declining profitability. Other income fell to $61,000 from $129,000 in the prior year. In 1995 there was a payment of $50,000 received from a National Lampoon Audio product that did not recur in the current year.

Cost of videocassettes sold as a percentage of sales increased to 45% in fiscal 1996 compared with 31% in 1995 due primarily to reductions in the sales price of certain films in the current period as they are in the latter stages of their release period.

Cost of movies and television expenses remained unchanged between fiscal years 1996 versus 1995 primarily due to a fixed percentage payment made per agreement on certain television revenues, which was received in the same amounts in the current and prior fiscal years.

Cost of magazine primarily covers costs associated with prior editions of the magazine.

Royalty expenses for fiscal 1996 decreased $25,000 to $37,000 compared to $62,000 in 1995, primarily due to a settlement between the Company and a producer of a certain video which settlement reduced royalty expenses by $20,000.

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


Liquidity and Capital Resources

Cash and short term investments at July 31, 1997 totaled
$1,502,000, an increase of $368,000 from the prior year end.

The Company has no current plans for any significant capital expenditures in its current line of business and believes that its present level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1998.

The Company is considering establishing a restaurant chain to be called "National Lampoon Cafe." Should it enter this new line of business, significant capital would be required.



The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets ($3,896,000 at July 31, 1997) is dependent on the continued licensing of the "National Lampoon" name for use in feature films, video, television and audio distribution and merchandising of other appropriate opportunities. The Company has received approximately $5,583,000 in licensing revenues (including revenues received in connection with an agreement for the licensing of the name for three feature films - see Note 4) since the acquisition of the "National Lampoon" name in 1990. The Company is in the process of negotiating other licensing agreements and the development of other concepts, programs, etc. that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

In evaluating if there has been an impairment in the value of its long-lived assets, the Company follows the guidelines of SFAS No.
121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that through the realization of future licensing agreements, expected future cash flows relating to the intangible assets will result in the recovery of the carrying amount of such assets.


ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements of the Company is included in
Item 14.

ITEM 9:	NONE


	                                 PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth below, as of the date of this filing, lists each director and executive officer of the Company, the year in which he first became a director or executive officer, and his principal occupation during the past five years. Each Director is expected to hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

			                                                            First
Name and Office to which Elected		           Age              	Elected

James P. Jimirro		                            60	               1986
 Chairman of the Board of Directors,
 President and Chief Executive Officer

James Fellows		                               62 	              1986
 Director

Bruce P. Vann		                               41 	              1986
 Director

Rudy R. Patino		                              49 	              1997
 Chief Financial Officer

Duncan Murray		                               51 	              1986
 Vice President-Marketing



James P. Jimirro has been employed by the Company since its inception. From 1980 to 1985 he was the President of Walt Disney Telecommunications Company, which included serving as President of Walt Disney Home Video, a producer and distributor of family home video programming. While in this position, he also served as Corporate Executive Vice President of Walt Disney Productions.
 In addition, from 1983 until 1985, Mr. Jimirro served as the first President of The Disney Channel, a national pay cable television channel, which Mr. Jimirro conceived and implemented.
 Mr. Jimirro continued in a consulting capacity for the Walt Disney Company through July, 1986. From 1973 to 1980 he served as Director of International Sales and then as Executive Vice President of the Walt Disney Educational Media Company, a subsidiary of Walt Disney Productions. Before his move to Disney, Mr. Jimirro directed international sales for CBS, Inc. and later, for Viacom International.

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

Bruce P. Vann has been a partner in the law firm of Kelly Lytton Mintz & Vann since December, 1995, and from 1989 through December 1995 was a partner with the law firm of Keck, Mahin & Cate and Meyer & Vann. In all firms (located in Los Angeles, California), Mr. Vann has specialized in corporate and securities matters.
Mr. Vann also serves, on a non-exclusive basis, as Senior Vice President of Largo Entertainment, a subsidiary of The Victor Company of Japan.

Rudy R. Patino joined the company on August 8, 1997 as Chief Financial Officer. He is a Certified Public Accountant, licensed in the State of California, and has worked as Chief Financial Officer and Controller for various entertainment companies over the last 15 years. From 1995 to 1997 he was Chief Financial Officer for Prism Entertainment Corporation, a producer and distributor of feature motion pictures. Prior to that, from 1986 to 1995, he was Vice President/Controller for Avalon Attractions, Inc. one of the largest live concert promoters in Southern California.

Duncan Murray has been with the Company since August 1986. Before that, he worked with The Walt Disney Company for fourteen years in a variety of capacities including Vice President-Sales Administration for The Disney Channel and Director of Sales for Walt Disney Telecommunications Company.


ITEM 11:	EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended July 31, 1997, 1996 and 1995, individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").


	                                    SUMMARY COMPENSATION TABLE


																			                                       Long Term Compensation
						                   Annual Compensation               Awards              Payouts

(a)			     (b)			    (c)				       (d)			     (e) 			   (f)         (g)			   (h)	    (i)

									 					                               Other
Name									 					                          Annual		  Restricted			 	                 All Other
and									 					                           Compen-		 Stock					            LTIP     Compen-
Principal				   			  					                   sation    Award(s)    Options/  Payouts	 sation
Position	  Year		Salary ($)(5) 	Bonus ($)(5)   ($)(1)  	 ($)     	 SARs (#)   ($)    	 ($)

			        1997		   190,750			      ---		        (2)		   (3)		      100,000		   -	        -
James P.		 1996		   190,750    			  ---	  	      (2)		   (3)		      100,000		   -	        -
Jimirro(2)	1995 		  190,750			    100,000(4)	    (2)		   (3)		      100,000		   -	        -

___________________

(1)	Does not include amounts of $12,500 in 1997, $9,700 in 1996, and
$9,800 in 1995 paid to Jim Jimirro who is entitled to be reimbursed for expenses relating to entertainment, travel and living expenses when away from home.

(2)	Does not include $7,000 in 1997, $8,900 in 1996 and $12,500 in
1995 which the Company paid for Mr. Jimirro's health plan.  The
Company also provides Mr. Jimirro with a Company-owned vehicle for his use.

(3)	Does not include SAR's granted to Mr. Jimirro pursuant to his employment agreement. See the description of Mr. Jimirro's employment agreement under "Employment Agreements and Stock
Option Plans" below.

(4)	The bonus for 1995 was accrued but not paid.

(5)	Effective June 1, 1992, Mr. Jimirro reduced the amount of salary he receives to $190,750. Mr. Jimirro does not expect to receive the unpaid portion unless there is a change in the control of the Company as defined by his employment agreement. The Company has not accrued any salary or bonus for Mr. Jimirro in regards to the above for the fiscal year ended July 31, 1996 and 1997.





Option Grants in Last Fiscal Year

   Shown below is information on grants of stock options pursuant to the 1994 Stock Option Plan during the fiscal year ended July
31, 1997, to the Named Officer which are reflected in the Summary
Compensation Table on page 17.

___________________________________________________________________________

						                                                                  Potential Realized Value at Assigned
                                                                        Annual Rates of Stock
					 	                                                                 Price Appreciation
			                      Individual Grants in 1997		                    for 7 year Option Term

			                               Percentage
			                               of Total
			                               Options/SARs	  Exercise
		                  Options/      granted to	    or Base 		                    5%                  10%
		                  SARS	         Employees in	  Price Per   Expiration  	Stock    Dollar     Stock    Dollar
Name		              Granted(#)    Fiscal Year    Share($)      Date       Price($) Gains($)   Price($) Gains($)

James Jimirro		     100,000(1)      63.7         1.066       12-28-2003    $1.51   $44,400    $2.08    $108,400

___________________
(1)   Options/SARS granted are immediately exercisable.

(2) Options/SARS granted with an exercise price (or initial valuation in the case of SARs) equal to the closing sale price of the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 28, 1996, the date of grant for Mr. Jimirro.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
End Option Values

   Shown below is information with respect to (i) options exercised by the Named Officer pursuant to the 1994 Plan during fiscal 1997 (of which there were none); and (ii) unexercised options granted in fiscal 1997 and prior years under the 1994 Plan to the Named Officer and held by them at July 31, 1997.

							                                                                    Value of
							                                                                    Unexercised
					                                                Unexercised		         In-the-Money
					                                                Options/SARs at       Options/SARS at
					                                                7/31/97		             7/31/97(1)
			             Shares Acquired	       Value	        Exercisable/	         Exercisable/
Name			          on Exercise (#)     	Realized($)    Unexercisable(#)	     Unexercisable($)

James Jimirro			       -0-	             -0-             800,000/0	            $73,400/0

(1)  Based on the closing sale price as quoted on NASDAQ on that date.

Director Compensation

Directors, with the exception of Mr. Jimirro, receive 4,000 stock options per year exercisable at the then market price as compensation for their services as a director.

Compensation Committee Interlocks and Insider Participation

During fiscal 1997, all matters concerning executive officer compensation were addressed by the entire Board of Directors as the Company did not have a compensation committee. Jim Jimirro, James Fellows, Gary Cowan and Bruce Vann were each directors of the Company during fiscal 1997.




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
MANAGEMENT

The following table sets forth the expected beneficial ownership of Common Stock as of October 24, 1997. The table shows the beneficial ownership to each person known to J2 who beneficially own more than 5% of the shares of J2 Common Stock, each current director, and all directors and officers as a group. Except as otherwise indicated, J2 believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


				                                Shares	                   Percent
				                               Beneficially	                of
				                                Owned     	                Class


				                                 Number      	             Percent

James P. Jimirro(2)(3)		           1,136,000	                   26.9%
James Fellows(2)(4)	               	  35,000	                    (1)
Bruce P. Vann(2)(5)	               	  30,000                    	(1)
All Directors and Officers
 as a group
 (4 persons)(6)		   	              1,237,500	                    29.4%

______________________________

(1)	Less than 1 percent.

(2)	The address for each shareholder listed is 10850 Wilshire
Boulevard, Suite 1000, Los Angeles, California  90024.

(3)	Includes 450,000 stock options (See "Stock Option" section)
as well as 60,000 Warrants purchased in the open market.

(4)	Includes 35,000 shares of Common Stock purchasable under the
Company's Stock Option Plan.

(5)	Includes 30,000 shares of Common Stock purchasable under the
Company's Stock Option Plan.

(6)	Includes 36,500 options granted to officers not listed on
stock table.



ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


	Bruce P. Vann and the law firms of Kelly Lytton Mintz & Vann, of which he is a partner, and Meyer & Vann, of which he was a partner for a portion of the year, performed services as attorneys for the Company. For the fiscal year ended July 31, 1997, Kelly & Lytton and Meyer & Vann earned approximately $3,000. Mr. Vann is a director of the Company and, as such, he (or his law firm) may receive additional compensation for services rendered to the Company.





	                               PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as a part of this annual report:

     1.	  	Financial Statements:

		The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report.

     2.		Exhibits:

		The exhibits listed below are filed as a part of this annual report.

		 2.1	Acquisition Agreement, dated as of July 31, 1990
between the Company, J2 Acquisition Corp.,
National Lampoon, Inc., Daniel L. Grodnik, and Tim
Matheson, and related Agreement and Plan of
Merger.  (2)

		 3.1	Restated Articles of Incorporation.  (3)

		 3.2	By-laws of the Company.  (3)

		 4.1	Warrant Agreement dated as of October 15, 1990
between the Company and U.S. Stock of Transfer
Corp. (2)

		10.1	Amendment to Employment Agreement between the
Company and James P. Jimirro, dated as of May 26,
1988.  (3)

		10.2	Agreement between National Lampoon, Inc. and New
Line Cinema Corporation, dated as of April 20,
1990.  (2)

		10.3	Lease between the Company and Pacific Properties.
 (5)

		10.4	Amended lease between the Company and Pacific
Properties.  (4)

		10.5	Second amended lease between the Company and
Pacific Properties. (1)

	        	10.6	"National Lampoon" License Agreement
Termination between National Lampoon, Inc. and
Guber-Peters Entertainment Company, previously named Barris Industries, Inc., dated October 1,
1990. (1)

	 10.7	Showtime Agreement (8)

	 10.8	Jim Jimirro Employment Agreement (8)

		10.9	1994 Stock Option Plan for Employees (9)

		10.10	1994 Stock Option Plan for Non-
Employee Directors (9)





	         21.1	List of subsidiaries of  Registrant (8)

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



























                                 	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 24th day of October, 1997.



                                          J2 COMMUNICATIONS

October 24, 1997                          By:/s/ James P. Jimirro
                                                 JAMES P. JIMIRRO
                                                 Chairman of the Board,
                                                 President, and Chief
                                                 Executive Officer (Principal
	                                                Executive Officer)






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 24th day of October, 1997.


Signatures	               Title                         Date

/s/ James P. Jimirro	     Chairman of the Board,        October 24, 1997
JAMES P. JIMIRRO	         President, Chief Executive
	                         Officer (Principal
	                         Executive Officer)
	                         and Director

/s/ Rudy R. Patino  	     Chief Financial Officer       October 24, 1997
RUDY R. PATINO	           (Principal Financial Officer)

/s/ James Fellows   	     Director                      October 24, 1997
JAMES FELLOWS

/s/ Bruce P. Vann   	     Director                      October 24, 1997
BRUCE P. VANN




EXHIBIT 21.1


J2 COMMUNICATIONS

SUBSIDIARIES	                           % OWNED

NATIONAL LAMPOON, INC.                     100
NL COMMUNICATIONS, INC.                    100
STUDIO 21 PRODUCTIONS, INC.                100
NATIONAL LAMPOON PLAYERS                   100






J2 COMMUNICATIONS AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF JULY 31, 1997 AND 1996
TOGETHER WITH AUDITOR'S REPORT







J2 COMMUNICATIONS AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS

JULY 31, 1997




REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    July 31, 1997 and 1996

  Consolidated Statements of Operations
    for each of the three years in the period ended July 31, 1997

  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended July 31, 1997

  Consolidated Statements of Cash Flows
    for each of the three years in the period ended July 31, 1997

  Notes to Consolidated Financial Statements






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To J2 Communications:

We have audited the accompanying consolidated balance sheets of J2 Communications and subsidiaries, (a California corporation), as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, a significant portion of the Company's assets is composed of certain intangible assets.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J2 Communications and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.




Arthur Andersen LLP


September 29, 1997
Los Angeles, California






                     J2 COMMUNICATIONS AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS
                        AS OF JULY 31, 1997 AND 1996



                                  ASSETS

	                                                1997   	          1996
CURRENT ASSETS:
  Cash and cash equivalents	                 $  641,000	      $  120,000
  Short-term investments at, cost 	             861,000	       1,014,000
  Other current assets	                          75,000	          97,000
	                                            ----------	      ----------
          Total current assets	               1,577,000	       1,231,000


NONCURRENT ASSETS:

  Intangible assets, less accumulated
    amortization of $2,069,000 and
    $1,829,000 in 1997 and 1996, respectively	 3,896,000	      4,136,000
	                                             ----------	     ----------
          Total noncurrent assets	             3,896,000	      4,136,000
	                                             ----------	     ----------

TOTAL ASSETS	                                 $5,473,000	     $5,367,000
	                                             ==========	     ==========










The accompanying notes are an integral part of these consolidated balance sheets.





                        J2 COMMUNICATIONS AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                           AS OF JULY 31, 1997 AND 1996



                        LIABILITIES AND SHAREHOLDERS' EQUITY

	                                             1997     	       1996
CURRENT LIABILITIES:
  Accounts payable	                      $  130,000	       $  112,000
  Accrued expenses	                         629,000	          681,000
  Accrued royalties	                        499,000	          466,000
  Deferred revenues	                        208,000	          213,000
  Income taxes payable	                      38,000	           38,000
  Common stock payable	                     203,000	          203,000
  Minority interest	                         84,000	            2,000
	                                        ----------	       ----------
          Total current liabilities	      1,791,000	        1,715,000


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value:
      Authorized--2,000,000 shares,
      none issued and outstanding	              -    	             -
    Common stock, no par value:
      Authorized--8,000,000 shares,
      issued and outstanding--
      3,600,000 shares in 1997
      and 1996	                            8,654,000	        8,648,000
    Note receivable on common stock	        (121,000)	        (115,000)
    Deficit	                              (4,851,000)	      (4,881,000)
	                                         ----------	       ----------
          Total shareholders' equity	      3,682,000	        3,652,000
	                                         ----------	       ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	                                   $5,473,000	       $5,367,000
	                                         ==========	       ==========




The accompanying notes are an integral part of these consolidated balance sheets.




                        J2 COMMUNICATIONS AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF OPERATIONS



            FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1997

	                                               1997   	      1996   	     1995
REVENUES:
  Movies, television and theatrical	       $  970,000	    $  539,000	  $  736,000
  Videocassette sales	                        219,000	       311,000	     336,000
  Royalty income	                              65,000	        45,000	      83,000
  Publishing	                                  56,000   	      8,000    	     -
  Other	                                       46,000	        61,000	     129,000
	                                          ----------	    ----------	 ----------
          Total revenues	                   1,356,000	       964,000	   1,284,000

EXPENSES:
  Costs of movies and television	              53,000	        26,000	      26,000
  Cost of videocassettes sold	                105,000	       141,000	     105,000
  Royalty expense	                             63,000	        37,000 	     62,000
  Magazine editorial, production and
    distribution	                              41,000	        55,000    	     -
  Selling, general and administrative	        792,000	       725,000	     818,000
  Amortization of intangible assets	          240,000	       240,000	     240,000
	                                          ----------	    ----------	  ----------
          Total expenses	                   1,294,000	     1,224,000	   1,251,000
	                                          ----------	    ----------	  ----------
          Income (loss) from
	           consolidated operations	           62,000	      (260,000)	     33,000

OTHER INCOME (EXPENSE):
  Interest and other	                          59,000	        77,000	      49,000
Minority interest in income of
  consolidated subsidiary	                    (82,000)	      (46,000)	    (30,000)
	                                          ----------	    ----------	   ----------
          Income (loss) before provision
            for income taxes	                  39,000	      (229,000)     	 52,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES	      9,000	         7,000	      (14,000)
	                                          ----------	    ----------	    ----------
NET INCOME (LOSS)	                         $   30,000 	   $ (236,000)	   $  66,000
	                                          ==========	    ==========	    ==========
INCOME (LOSS) PER COMMON SHARE	            $     0.01  	  $    (0.07)	   $    0.02
	                                          ==========	    ==========	    ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING	                3,600,000	     3,600,000	    3,597,000
	                                          ==========	    ==========	    ==========



The accompanying notes are an integral part of these consolidated financial statements.



                        J2 COMMUNICATIONS AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1997


		                                                                    Notes
	                                               Common Stock	         Receivable
	                                        --------------------------	  on Common
	                                            Shares 	     Amount  	   Stock   	      Deficit  	     Total
BALANCES, July 31, 1994	                   3,602,000	  $8,630,000	   $(105,000)	   $(4,711,000)	  $3,814,000

  Shares issued	                               8,000	       8,000	         -  	         -    	         8,000
  Shares retired	                            (10,000)	         -    	      -  	         -    	            -
  Accrued interest on note receivable
    on common stock	                             -    	     5,000	       (5,000)	       -    	            -
  Net income	                                    -    	        -    	       -  	         66,000	      66,000
	                                          ---------	  ----------	    ---------	     ----------     --------
BALANCES, July 31, 1995	                   3,600,000	   8,643,000	     (110,000)	     (4,645,000)	 3,888,000

  Accrued interest on note receivable
    on common stock	                             -    	     5,000	       (5,000)	       -    	           -
  Net loss	                                      -    	        -    	       -  	        (236,000)	   (236,000)
	                                          ---------	  ----------	     ---------	    -----------	    ----------
BALANCES, July 31, 1996	                   3,600,000	   8,648,000	      (115,000)	    (4,881,000)	  3,652,000

  Accrued interest on note receivable
    on common stock	                             -    	     6,000	         (6,000)	      -    	           -
  Net income	                                    -    	        -    	        -    	        30,000	      30,000
                                          	---------	  ----------	      ---------	    -----------	   ----------
BALANCES, July 31, 1997	                   3,600,000	  $8,654,000	      $(121,000)	   $(4,851,000)	 $3,682,000
	                                          =========	  ==========	      =========	    ===========	   ==========







The accompanying notes are an integral part of these consolidated financial statements.





                            J2 COMMUNICATIONS AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1997

    	                                            1997   	      1996   	      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)	                       $   30,000	   $ (236,000)	   $   66,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Amortization of intangible assets	      240,000	      240,000	        240,000
      Minority interest in income of
        Consolidated subsidiary	               82,000	       46,000	         30,000
      Changes in assets and liabilities
        Accounts payable	                      18,000	        3,000	       (103,000)
        Accrued expenses 	                    (52,000)	       8,000	        (33,000)
	       Accrued royalties	                     33,000	      (41,000)	        28,000
        Accrued income taxes 	                    -    	      7,000	        (78,000)
        Deferred revenues	                     (5,000)	       4,000	        (10,000)
        Other	                                 22,000	      (61,000)	         8,000
                                          	----------	   ----------	      ----------
          Net cash provided by (used in)
            operating activities	             368,000	      (30,000)	        148,000
	                                          ----------	   ----------	      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments	      (1,053,000)	   (1,349,000)	     (1,492,000)
  Sale of short-term investments	           1,206,000	     1,289,000	       1,368,000
Distribution to minority shareholders	            -    	     (91,000)	           -
	                                          ----------	    ----------	      ----------
          Net cash provided by (used in)
	           investing activities	             153,000	      (151,000)	       (124,000)
	                                          ----------	    ----------	        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable	                      -    	         -    	        (42,000)
  Proceeds from exercise of stock options	        -    	         -    	          8,000
	                                          ----------	    ----------	        ----------
          Net cash used in financing
            activities	                           -    	         -    	         (34,000)
	                                          ----------	    ----------	        ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS	                               521,000	      (181,000)	          (10,000)

CASH AND CASH EQUIVALENTS,
  beginning of year	                          120,000	       301,000	           311,000
	                                          ----------	    ----------	        ----------
CASH AND CASH EQUIVALENTS,
  end of year	                             $  641,000	    $  120,000	         $  301,000
	                                          ==========	    ==========	         ==========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION--
    Cash paid during the year for
      income taxes	                        $    9,000	     $    2,000	         $    9,000
	                                          ==========	     ==========	         ==========







































The accompanying notes are an integral part of these consolidated financial statements.











                           J2 COMMUNICATIONS AND SUBSIDIARIES


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     JULY 31, 1997



1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation

J2 Communications (the "Company"), a California Corporation, was formed in March 1986, and was primarily engaged in the acquisition, development and production of entertainment and special-interest videocassette programs and the marketing, distribution and licensing of these programs for retail sale in the home video market. In fiscal 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in various aspects of the publishing and entertainment industries. In December 1992, in consideration for the default of certain intercompany notes from NLI to the Company, NLI assigned the rights to the majority of its assets in full satisfaction of the notes. Included in these assets was NLI's 100 percent ownership interest in NL Communications, Inc., and Heavy Metal, Inc., which, upon this assignment, became subsidiaries of the Company.

Currently, the Company is primarily engaged in the licensing of the name "National Lampoon" in a variety of areas including motion pictures, home video, television, publishing and other entertainment media. The Company's revenues and income have and will continue to fluctuate based on the size, nature and timing of transactions whereby its names and trademarks are licensed. Despite the existence of a working capital deficit of $206,000 as of July 31, 1997, management of the Company believes that its cash and short-term investments at July 31, 1997, and projected cash flows in fiscal 1998 will be adequate to pay its liabilities as they become due.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents include certificates of deposit with original maturity dates of three months or less.


Short-Term Investments

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified as held-to-maturity and are carried at cost.

Revenue Recognition

The Company recognizes licensing revenues based upon information provided by the licensee, with the exception of non-refundable advances from the licensing of the "National Lampoon" name, which are recognized when received. Revenues from the sale of videocassettes, net of estimated provisions for sales returns (which are not material for any period presented), are recognized when the units are shipped. Advances for future sales of videocassettes are deferred until the units are shipped. Publishing revenues include magazine sales and revenue from advertising included in the magazines. Single copy magazine sales are recognized as income in the month the issue becomes available for sale at the newsstand. Subscription revenues are apportioned equally over the subscription period. Advertising revenues are recognized concurrently with the recognition of magazine sales.

Intangible Assets

Intangible assets consist primarily of the right to license the "National Lampoon" name and are being amortized straight-line over a twenty-five year period. Management continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, or the inability of the Company to renew, extend or replace existing contracts as they expire including licensing of the "National Lampoon" name. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted net income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.


The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets is dependent on the continued licensing of the "National Lampoon" name for use in feature films, video, television and audio distribution and merchandising or other appropriate opportunities. The Company has received approximately $5,583,000 in licensing revenues (including revenues received in connection with an agreement for the licensing of the name for three feature films - see Note 5) since the acquisition of the "National Lampoon" name in fiscal 1991. The Company is in the process of negotiating other licensing agreements and the development of concepts, programs, and other opportunities that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

In evaluating if there has been an impairment in the value of its long-lived assets, the Company follows the guidelines of SFAS No.
121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that through the realization of future licensing agreements, expected future cash flows relating to the intangible assets will result in the recovery of the carrying amount of such assets.

Per Share Information

Primary earnings per share are computed by dividing net earnings by the weighted average common shares outstanding and common share equivalents during the period. Common stock equivalents include, if dilutive, the number of shares issuable on exercise of the outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of common stock during the year. The assumed exercise of all options and warrants during the years ended July 31, 1997, 1996 and 1995 was not dilutive and, therefore, was not included in the computation of weighted average shares outstanding.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


Stock-Based Compensation

During the current year the Company adopted SFAS No. 123. This statement establishes accounting standards for stock-based employee compensation plans. This statement encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. The adoption of the statement did not have a material effect on the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Financial Accounting Pronouncements

The Company has adopted the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued in October 1995 and the pro-forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. The effect of the new financial accounting pronouncements was not material to the Company's consolidated financial statements.

In March 1997, the Financial Accounting Standard Board
("FASB")issued SFAS No. 128, "Earnings per Share" and SFAS No.
129, "Disclosure of Information about Capital Structure" which are effective for financial statements for periods ending after December 15, 1997.

In June, 1997 the FASB issued SFAS No. 130, "Reporting
Comprehensive Income" and Statement of Financial Accounting
Standards No. 131, "Disclosure about Segments of An Enterprise and Related Information" which are effective for the financial statements for periods ending after December 31, 1998.

Management does not believe adoption of SFAS No. 128, SFAS No.
129 and SFAS No. 130 will have a material effect on the Company's consolidated financial statements.

Reclassifications

Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.


2.	Short-Term Investments

Short-term investments consist of United States Treasury bills and notes with original maturities of between three and twelve months. The following is an analysis of short-term investments:

                                            1997  	    1996

U.S. Government obligations, cost		      $861,000	   $1,014,000
Gross unrealized holding gains		           26,000	       15,000
							                                  --------	    ---------
U.S. Government obligations, fair value	 $887,000	   $1,029,000
							                                  ========	    =========

No provision has been made for the change in market value for these investments as the Company intends to hold them until maturity. In determining realized net gains, the cost of the securities sold is based on specific identification.

3.	Deferred Revenues

Deferred revenues consist of the following:

                                                  1997  	    1996

	Deferred videocassette revenues	              $126,000	   $131,000
	Unearned subscription revenues 	                82,000	     82,000
		                                             --------	   --------
		                                             $208,000	   $213,000
		                                             ========	   ========

4.	Accrued Expenses

Accrued expenses consist of the following:

                                                  1997  	     1996

	Reserve for contingent payment on
	  sale of stock	                              $158,000	   $158,000
	Deferred salary	                               189,000	    199,000
	Legal expenses	                                100,000	    121,000
	Stock appreciation rights	                      37,000	        -
	Other 	                                        145,000	    203,000
		                                             --------	   --------
		                                             $629,000	   $681,000
		                                             ========	   ========


5.  	Commitments and Contingencies

Made-For-Cable Agreement

In March, 1994, the Company signed an agreement with Showtime Networks Inc.("Showtime") to produce seven movies over a three year period to be aired initially on the Showtime Network or The Movie Channel. The agreement provides for the payment of a license fee to National Lampoon upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. The Showtime agreement has now expired, with only four made-for-cable movies produced, and as such, the fifth through seventh movies will not be produced. Pursuant to the contract terms, Showtime has paid the producer fees due for five movies as of July 31, 1997. The producer fees due for the sixth and seventh movies of $300,000 will be paid in the fiscal year ended July 31, 1998.
The Company is currently seeking to replace the Showtime license agreement. In the event that the Company is unable to replace the Showtime agreement with a comparable arrangement, movies, television, and theatrical revenues could be adversely impacted.

Revenue recognized under this agreement totaled $300,000, $150,000, and $150,000 for the years ended July 31, 1997, 1996, and 1995, respectively.

Motion Picture Agreement

NLI and New Line Cinema Corporation ("New Line") entered into an agreement, effective September 11, 1991, regarding the development, production, financing and distribution of three "National Lampoon" motion pictures, each at a budget not greater than $10 million, within four and one-half years of execution of the agreement. The agreement provided NLI with a non-refundable advance of $375,000 upon the execution of the agreement. The agreement was subsequently amended to extend its term through April 1, 1996.

The compensation to be received by NLI as a result of the use of its name is $250,000 for each of three motion pictures (payable on commencement of principal photography of the applicable film) plus 2-1/2 percent of distributors' gross receipts, as defined from all media in connection with the motion pictures. Revenues recognized under this agreement totaled $118,000, $166,000 and $430,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

As of April 1, 1996, New Line had failed to produce the third motion picture due under the agreement, which was not extended further.


Reserve for Contract Payment on Sale of Stock

The Company has its videocassettes for the domestic market duplicated primarily by an independent duplication company, Technicolor Videocassette, Inc. ("Technicolor"), which warehouses the videocassettes and fulfills and ships orders for the Company.
 In April 1993, pursuant to a settlement agreement regarding an outstanding balance, the Company issued to Technicolor
157,000 shares of its common stock valued at $176,000, and a note in the amount of $87,000 to satisfy obligations owed to Technicolor. The Company paid the balance of the note in full during fiscal 1995. The agreement provides for an additional cash payment in the event that such common stock is sold, within a specified time period, for less than $2 per share. The Company has recorded a liability, included in accrued expenses, at July 31, 1997 and 1996, in the amount of $158,000 as a reserve against such contingent payments.

Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture which only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $287,000, $117,000, and $78,000 for each of the three years in the period ended July 31, 1997. Of this revenue the minority interest's share totaled $82,000, $46,000 and $30,000, respectively.

Leases

The Company is obligated under an operating lease expiring on September 30, 2001, for its office facility in Los Angeles, California. The facility lease includes certain provisions for rent adjustments based upon changes in the lessor's operating costs and increases in the Consumer Price Index.

The Company is obligated under an operating lease expiring in September 2003 for equipment located at its office facility.

The Company is also obligated under an operating lease expiring in November 1999 for an automobile leased on behalf of an employee of the Company.

The Company is committed to future minimum lease payments for the following years:

                       Building        Equipment        Total
      1998             $ 82,000          $20,000     $102,000
      1999               86,000            8,000       94,000
      2000               89,000            2,000       91,000
      2001               15,000            2,000       17,000
      2002                -                2,000        2,000
                       --------          -------     --------
Total                  $272,000          $34,000     $306,000
                       ========          =======     ========

Rent expense totaled $79,000 for the year ended July 31, 1997, and $79,000 and $86,000, net of sublease income of $5,000 and $30,000 for the years ended July 31, 1996 and 1995, respectively.

Equipment lease expense totaled $8,000, $18,000 and $31,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

Royalty Agreements

Pursuant to a royalty agreement between NLI and The Harvard Lampoon, Inc. ("HLI") NLI is required to pay HLI a royalty of up to 2 percent on all revenues derived from sales of any magazine or other publication using the name "Lampoon" as part of its title and a royalty of up to 2 percent of pretax profits, as defined in the agreement, on non-publishing activities using such name. Royalties payable under this agreement totaled $19,000, $11,000, and $15,000 for the years ended July 31, 1997,
1996, and 1995, respectively.

The Company has entered into various royalty agreements with the producers of videocassettes distributed by the Company. The Company is required to pay a royalty, according to each individual agreement, of a percentage of gross receipts, less certain expenses. Royalties payable under these agreements totaled $45,000, $26,000 and $47,000 for the years ended July 31, 1997, 1996, and 1995, respectively.

GPEC Agreement

In 1987, NLI sold the exclusive rights to produce television programming utilizing the name "National Lampoon" to Gurber-Peter Entertainment Company ("GPEC"). In 1991, under agreement with GPEC, NLI reacquired this right for $1,000,000, of which $500,000 was paid on execution of the agreement. The remaining $500,000 was payable out of the gross receipts of television programming, if any. To date, $131,000 has been paid under the gross receipts provision of the agreement.

Employment Agreement

The Company has entered into an employment agreement dated
July 1, 1994, with its President and Chief Executive Officer. The agreement is for seven years and provides for annual base compensation of $475,000, with annual increases of the greater of 9 percent or 5 percent plus the percentage increase in the Consumer Price Index. Previously, the President had reduced the amount of salary he receives to $191,000. The President does not expect to receive the difference between the amount received and the amount provided for under the agreement unless there is a change in control of the Company, as defined by the agreement.


In addition, an annual bonus is payable to the President if the Company's pretax income exceeds specified levels. The amount is based on pretax earnings of the Company ranging from 5 percent to 9 percent over certain minimums. If earnings exceed $7,000,000, the President shall be entitled to such incentive compensation, as may be determined by the Board of Directors based upon the President's service and performance on behalf of the Company and the profitability of the Company. A bonus of $100,000 was earned during the year ended July 31, 1995. No bonus was earned in 1997 or 1996. Deferred bonuses for the President, included in accrued expenses, totaled $100,000 and $100,000 as of July 31, 1997 and 1996. In addition, certain officers have deferred salary of $89,000 and $99,000 as of July 31, 1997 and 1996, respectively, also included in accrued expenses.

The Company has also granted the President options to purchase 50,000 shares of its common stock and 50,000 stock appreciation rights (see Note 7) for each year of his employment contract. The price for each will be based on the fair value of the stock at the date of issuance.

Management Contract of Magazine

In August 1993, the Company entered into an agreement for a magazine publisher to print and distribute the National Lampoon magazine. In accordance with the terms of this agreement, the Company retained editorial control of the magazine's content and received a fee equal to 5 percent of all revenues generated by the magazine in its first year of publication, 6 percent in the second year and 7 percent for each year thereafter. In February 1996, the agreement was terminated by the Company because certain minimum performance targets had not been met by the publisher. The Company resumed publishing the magazine in May 1996. The Company earned revenues of $8,000 under this agreement during the year ended July 31, 1995. No revenues were earned related to this agreement in fiscal 1996 prior to termination of the agreement.

As part of this agreement, the publisher had agreed to assume the Company's liabilities relating to the magazine, including unearned subscription revenues and accrued retail display allowances of $79,000, included in accrued expenses as of July 31, 1997 and 1996, owed to various vendors for magazine shelf space. Because the Company holds title to the "National Lampoon" name, the Company continued to record liabilities for these amounts after termination of the agreement.

Litigation

	The Company, NLI and the officers and directors of NLI became the defendants in a lawsuit in regard to the acquisition of NLI by the Company. The shareholders of NLI (the "Plaintiffs") filed the claim in respect to the tax treatment of the transaction to the individual shareholders of NLI. The Company entered into a settlement agreement in August 1991, which must still be approved by the courts, under which the Company will issue an additional 125,000 shares of its common stock to the Plaintiffs and for the payment of attorneys' fees. The value of the shares to be paid is presented as a liability of $203,000 as of July 31, 1997, and 1996, as the shares have not yet been issued and the settlement has not been approved.


NLI had a motion picture development and consulting agreement with Matty Simmons, a former officer of NLI. In November 1992, Matty Simmons Productions, Inc. and Matty Simmons (collectively "Simmons") filed a complaint against the Company alleging breach of contract. In December 1993, this litigation was settled.
The terms of the settlement agreement provide for the Company to pay Simmons a percentage (not to exceed $240,000 in total) of any amounts earned by the Company from certain previously released National Lampoon films. A total of $42,000, $66,000 and $62,000 was paid to Simmons during the years ended July 31, 1997, 1996 and 1995, respectively.

On August 20, 1996, counsel for HLI filed a demand for arbitration with the American Arbitration Association, asserting that the Company underpaid royalties payable under the HLI royalty agreement by approximately $226,000, plus unspecified late charges, for the period from July 1, 1992, through June 30, 1995, based upon HLI's interpretation of the agreement. By agreement of both parties arbitration has been stayed and the dispute is currently under mediation. Settlement discussions are continuing. Management believes that this claim will not have a material effect on the consolidated financial statements.

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

7.	Stock Options and Stock Appreciation Rights

Stock Option Plans

In March 1995, shareholders approved the 1994 Employee Stock Option Plan and the 1994 Option Plan for Non-Employee Directors.
 These plans replaced the 1991 Stock Option Plan. All stock options subject to these plans are granted with an exercise price equivalent to the fair market value of the common stock at the time of the grant, except that in the case of the incentive stock options granted to a holder of 10 percent or more of the outstanding shares of common stock, such exercise price may not be less than 110 percent of the fair market value and may not be exercisable after the expiration of five years, versus ten years for regular stock options.


A summary of the stock options outstanding is below:

	                               Number of	        Option	     Weighted Average
	                               Options	          Price	       Exercise Price
	                              Outstanding	       Range    	      Per Share

Balance, July 31, 1994	           559,000	     $0.56 - $2.63	      $1.43
	  Granted	                       174,000	     $1.06 - $1.37	      $1.18
	  Exercised	                      (8,000)	    $0.72 - $1.10	      $0.91
	  Canceled	                     (193,000)	    $0.69 - $2.63      	$2.30
		                              ---------      -------------      ------
Balance, July 31, 1995	           532,000	     $0.56 - $1.48	      $1.09
	  Granted	                        62,000	     $1.08 - $1.19	      $1.10
		                              ---------      -------------	     ------
Balance, July 31, 1996	           594,000	     $0.56 - $1.48	      $1.10
	  Granted	                       115,000	     $0.88 - $1.13	      $1.00
	  Canceled	                      (70,000)	    $1.06 - $1.19	      $1.13
		                              ---------      -------------	      -----
Balance, July 31, 1997	           639,000	     $0.56 - $1.19	      $1.08
		                              =========	     =============	      =====

Of the options outstanding as of July 31, 1997, 1996, and 1995, 577,000, 564,000, and 481,000, respectively, were exercisable with a weighted average exercise price of $1.09, $1.1, and $1.1, respectively. The weighted average remaining contractual life of the options outstanding as of July 31, 1997 was 3.4 years.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" issued October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                   							  Years ended July 31,
		                                          --------------------

		                                           1997	         1996
Net income (loss)-as reported	             $30,000	    $(236,000)
Net loss-pro-forma		                      $(11,000)	   $(243,000)
Earnings (loss) per share-as reported	        $.01	        $(.07)
Loss per share-pro-forma		                    $.00		       $(.07)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Expected dividend yield		                            0.00%
	Expected stock price volatility	                     52.9%
	Risk free interest rate		                            5.68%
	Expected life of options		                         2 years

The weighted average fair value of options granted during fiscal
1997 and 1996 is $.36 and $.1, respectively.

Warrants

In connection with its acquisition of NLI in 1990, the Company issued 1,753,000 Series A warrants (including 148,000 warrants issued to certain creditors). The warrants expire on December 31, 1997, and entitle each holder to exchange one warrant for a share of the Company's common stock at a price of $2.00 per share. The Series A warrants are callable at a price of $2.00 per warrant on or after October 15, 1992, at the option of the Company if the closing price per share of common stock equals or exceeds 175% for a period of 20 trading days. There were 1,737,000 Series A warrants outstanding at July 31, 1997.

Stock Appreciation Rights

As of July 31, 1997, the President and Chief Executive Officer of the Company had stock appreciation rights which entitle the officer to receive cash equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. As of July 31, 1997, appreciation in these rights amounted to approximately $37,000. This amount has been included as an accrued liability on the accompanying consolidated balance sheet.

As of July 31, 1997, a total of 350,000 rights were outstanding with appreciation basis of between $0.56 and $1.48 per share.


8.	Related Party Transactions

Legal fees of $3,000, $12,000 and $16,000, included in selling, general and administrative expenses, were incurred during fiscal
1997, 1996 and 1995, respectively, for services from legal firms, one of whose partners is a director of the Company.

See Note 6 for discussion of notes receivable from the Company's
President and Chief Executive Officer.


9.	Income Taxes

The provision for income taxes is comprised as follows:

	                                         1997 	     1996 	     1995

	Current:
	  State	                                $9,000	    $7,000	   $ 11,000
	  Federal	                                 -   	      -   	     1,000
	Adjustment to valuation
	  allowance:
	  State	                                   -   	       -   	  (26,000)
		                                       ------	    ------	   --------
		                                       $9,000	    $7,000	   $(14,000)
		                                       ======	    ======	   ========

A reconciliation between the statutory federal rate and the Company's effective rate follows:

	                                          1997	        1996	     1995

	Statutory federal
	  income tax rate (benefit)	               34%	        (34%)	      34%
	State income taxes	                        19	           3	        19
	Amortization of intangible
	  assets	                                 173	          36	       158
	Recognition of previously
	  unrecognized deferred tax asset,
	  including net operating losses,
	  net	                                   (213)          (4)       (244)
	Other	                                      6	           2	          6
		                                       -----	       -----	      -----
	Effective rate (benefit)	                 19%	          3%	       (27%)
		                                       =====	       =====	      =====

As of July 31, 1997, the tax effect of deductible timing differences and carryforwards is comprised of the following:

		                                                1997	        1996

	Net operating loss carryforwards              $ 987,000  $1,283,000
	Accrued liabilities and contingencies           146,000     171,000
	Royalty reserves                                199,000     186,000
	Deferred income                                  83,000      85,000
	                                             ----------  ----------
	                                              1,415,000   1,725,000
	Valuation allowance                          (1,415,000) (1,725,000)
	                                             ----------   ---------
	Net deferred tax asset                         $   -      $   -
	                                             ==========   =========

As of July 31, 1997, the Company had available for federal and state income tax purposes net operating loss carryforwards of approximately $1,721,000 and $747,000, respectively, expiring at various dates through 2011. Certain of the state net operating losses may be limited through statutory provisions.



10.	Major Customers

During the year ended July 31, 1997, the Company received $300,000 in revenues from a motion picture licensee representing 24 percent of total revenues. During the year ended July 31, 1996, the Company received $166,000 and $150,000 in revenues from two motion picture licensees representing 17 percent and 15 percent of total revenues, respectively. During the year ended July 31, 1995, the Company received $430,000 and $188,000 from two motion picture licensees representing 34 percent and 15 percent of total revenues.