Form 10-Q
period 1997-10-31
J2 COMMUNICATIONS /CA/
filed 1997-12-15
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
	                         Washington, D.C.  20549


                                	FORM 10-Q


                	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	                  OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended October 31, 1997    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date: 3,599,990 common shares, no par value were outstanding as of December 1, 1997.






J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

							                                   10/31/97		       7/31/97
							                                  Unaudited
Assets

Cash and cash equivalents		           		$  732,000		     $  641,000
Short term investments				  	              765,000		        861,000
Accounts receivable - net				               32,000		         43,000
Inventories - net					                      13,000	     	    12,000
Intangible assets, less accumulated
  amortization of $2,129,000 and
  $2,069,000 as of 10/31/97 and
  7/31/97, respectively					             3,836,000		      3,896,000
Other assets						                          32,000       	   20,000


Total assets						                      $5,410,000		     $5,473,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable					                   $  133,000	     	$  130,000
Accrued expenses					                      650,000	     	   629,000
Accrued royalties					                     388,000		        499,000
Accrued income taxes					                   38,000		         38,000
Deferred income					                       163,000		        208,000
Common stock payable					                  203,000		        203,000
Minority Interest					                     115,000     		    84,000
Total liabilities						                  1,690,000		      1,791,000

Shareholders' Equity:

Preferred stock, no par value;
authorized 2,000,000 shares;
none issued and outstanding                     -               -

Common stock, no par value;
authorized 8,000,000 shares;
issued and outstanding, 3,600,000
as of 10/31/97 and 7/31/97				            8,656,000		      8,654,000
Less: notes receivable on common stock		  	(123,000)		      (121,000)
Accumulated deficit					                 (4,813,000)	    	(4,851,000)

Total shareholders' equity				            3,720,000		      3,682,000

Total liabilities and shareholders'
  equity			                              $5,410,000	      $5,473,000


The accompany notes are an integral part of these consolidated balance sheets.


J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

								                                         1997  		        1996


Revenues:
 Movies, television, and theatrical	         $ 149,000		     $ 432,000
 Video sales, net of returns			                  1,000		        26,000
 Royalty income					                            49,000		        26,000
 Magazine 						                                   -		           1,000
 Other 							                                 112,000	     	   15,000

  Total revenues			                        		  311,000	     	  500,000

Costs and expenses:
 Cost of videocassettes sold			                  3,000		        15,000
 Royalty expense					                           10,000		        12,000
 Selling, general and administrative	          180,000	     	  175,000
 Amortization of intangible assets		            60,000	     	   60,000

   Total expenses					                         253,000		       262,000

Income from operations				                      58,000	     	  238,000


Other Income (Expense)

 Interest income					                           17,000		        12,000
 Minority Interest in income of
  consolidated subsidiary			                   (31,000)	       (82,000)


Income before income taxes			                   44,000		       168,000

Provision for income taxes		                	    6,000		         7,000

Net income						                             $  38,000      	$ 161,000



Income per common share:

 Net income per share				                         $0.01 	         $0.04

 Weighted average number of shares
  of common stock outstanding			              3,600,000 	     3,600,000


The accompany notes are an integral part of these consolidated financial statements.



J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

    						                                        1997         1996

Cash flows from operating activities:

Net income					                                $ 38,000		    $161,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets		          60,000	       60,000
    Minority interest in income
      of consolidated subsidiary			              31,000	   	   82,000
    Changes in assets and liabilities:
    Accounts receivable, net			                  11,000		      (1,000)
    Inventory					                               (1,000)		      1,000
    Other Assets				 	                          (12,000)		         -
    Accounts payable				                          3,000		      15,000
    Accrued expenses				                         21,000		     (35,000)
    Accrued royalties			                     	 (111,000)	 	     6,000
    Deferred revenues				                       (45,000)	 	     2,000

    Net cash provided by (used in)
    operating activities				                     (5,000)	 	   291,000


Cash flows from investing activities:

    Purchase of short-term investments		       (192,000)		   (192,000)
    Sale of short-term investments		            288,000		     290,000

    Net cash provided by investing
     activities					                             96,000  		    98,000


Cash flows from financing activities:

    Net cash used in financing
     activities		                         			        -		         -

Net increase in cash
 and cash equivalents			                         91,000		    	389,000
Cash and cash equivalents,
 beginning of quarter				                       641,000		     120,000

Cash and cash equivalents,
 end of quarter					                          $ 732,000 	  	$ 509,000


The accompany notes are an integral part of these consolidated financial statements.



                              	J2 COMMUNICATIONS
	           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
	              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997


Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1997, as included in the Company's 1997 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report relating to the July 31, 1997 balance sheet is included in the Annual Report. Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of October 31, 1997, and the results of its operations and cash flows for the periods ended October 31, 1997 and 1996 respectively, have been made. Operating results for the three-month period ended October 31, 1997, are not necessarily indicative of the operating results for the entire fiscal year.


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



Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture of which the only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $123,000 and $287,000 for the periods ended October 31, 1997 and 1996. Of this the minority interest's share totaled $31,000 and $82,000 respectively.




Item 2.	Management's Discussions and Analysis of Financial Condition and
Results of Operations



Special Note Regarding Forward Looking Statements

	Certain statements in this Quarterly Report on Form 10-Q, particularly under Item 2, may constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.


Results of Operations

Quarter Ended October 31, 1997 Versus October 31, 1996

Total revenues for the period were $311,000 compared with $500,000 in the prior year quarter. Movies, television and theatrical revenues were $149,000 compared with $432,000 in the prior year period. The reduction was due primarily to a decrease of $164,000 in the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978. "National Lampoon's Loaded Weapon I", originally released in 1993, produced income of $17,000 in the current quarter compared with $102,000 in the prior year quarter. Video sales of $1,000 were down $25,000 from the corresponding 1996 quarter. The Company has de-emphasized this segment of its business due to declining profitability.



Royalty income increased $23,000 to $49,000 from $26,000 from the prior year quarter, primarily due to the taking into income of the balance of an advance license fee upon expiration of the license agreement. Other income increased $97,000 to $112,000 from $15,000 from the prior year quarter, primarily due the reversal of previous accruals related to potential royalties which were extinguished at a reduced amount.

Cost of videocassettes sold represent duplication, shipping, and other costs which were higher than sales, due to the reduced volume of sales net of returns for this quarter.

Royalty expense decreased $2,000 to $10,000 compared to $12,000 in the prior year quarter.

Selling, general and administrative expenses were $180,000 in the current quarter, compared with $175,000 in the corresponding prior period. There was no major change in any individual category of expense.

There was no significant provision for income taxes in either quarter because of the utilization of tax loss carryforwards.

Net income for the current quarter was $38,000 equal to $0.01 per share compared with a net income of $161,000 in the corresponding prior year quarter, equal to $0.04 per share. The reduction is primarily due to the decrease in revenues from movies.

Liquidity and Capital Resources

Cash and short term investments at October 31, 1997 totaled $1,497,000, a decrease of $5,000 from the July 31, 1997 fiscal year end.

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



Cash Flows

Three months ended October 31, 1997 compared to three months ended October 31, 1996.

Net cash provided by operating activities decreased $296,000 primarily due to a decrease in net income, accrued royalties, deferred revenues and minority interest in income of consolidated subsidiary, partially offset by an increase in accrued expenses and reduction of net accounts receivable. Net cash provided by investing activities decreased by $2,000 from the prior year quarter due to reduced cash flow from sales of short-term investments. The Company had no cash flows from financing activities in either quarter.







PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

	    None

Item 2 - Changes in Securities

	    None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission Of Matters For A Vote Of Security Holders

         None

Item 5 - Other Events

         The Registrant has given notice that pursuant to the terms of that certain Warrant Agreement (the "Warrant Agreement"), dated October 5, 1990, between J2 Communications and U.S. Stock Transfer & Trust Co. (the "Warrant Agent"), as amended through the date hereof, the Registrant and the Warrant Agent have extended the period under which the Warrants may be exercised at $2.00 per share through June 30, 1998.

		On August 22, 1997, the Securities and Exchange Commission approved new standards for listing on the Nasdaq SmallCap Market. The changes increase the quantitative criteria necessary to maintain a listing on Nasdaq, and, for the first time, apply corporate governance requirements to the SmallCap Market. Among the changes introduced by Nasdaq are a $1 minimum bid price for Common and Preferred Stock; an increase in certain quantitative requirements, such as the size and market value of public float, the number of market makers and shareholders, and the amount of tangible assets; the adoption of a peer review requirement for all independent auditors of Nasdaq listed companies, and the adoption of various corporate governance requirements.

		Companies on The Nasdaq SmallCap Market have until February 23, 1998 to comply with the new requirements. If a Company is unable to comply with one or more of the new requirements, Nasdaq provides a cure period prior to a final determination being made to delist a companies stock from the Nasdaq SmallCap Market.

		The Company, believes that at the present time, it can comply with the new requirements on a going-forward basis, but no assurance can be given that the Company will be able to meet and then maintain the new requirements.




Item 6 - Exhibits And Reports On Form 8-K

	(a)  Exhibits
	     Exhibit 27 - Financial Data Schedule

	(b)  Reports on Form 8-K
	     None filed during the Quarter









	SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.


						J2 COMMUNICATIONS


Date_________________		By:____________________________
						   JAMES P. JIMIRRO
						   Chairman of the Board
						   President
						   (Principal Executive Officer)




Date_________________		By:____________________________
						   RUDY R. PATINO
						   Chief Financial Officer
						   (Principal Financial Officer)