Form 10-Q
period 1998-01-31
J2 COMMUNICATIONS /CA/
filed 1998-03-16
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
	                              Washington, D.C.  20549


                                     	FORM 10-Q


                   	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     	OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended January 31, 1998    Commission File #0-15284



                                 J2 COMMUNICATIONS
	           (Exact name of registrant as specified in its charter)


             California                            95-4053296
        (State or other jurisdiction            (IRS Employer
        incorporation or organization)           Indentification Number)


           10850 Wilshire Blvd., Ste. 1000, Los Angeles, CA  90024
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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,990
common shares, no par value were outstanding as of March 1, 1998.





J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

							                                          01/31/98		      7/31/97
							                                          Unaudited
Assets

Cash and cash equivalents				                    $  923,000     $  641,000
Short term investments				                          671,000	   	   861,000
Accounts receivable - net				                        16,000      		 43,000
Inventories - net					                               13,000		       12,000
Intangible assets, less accumulated
  amortization of $2,189,000 and
  $2,069,000 as of 01/31/98 and
  7/31/97, respectively					                      3,776,000		    3,896,000
Other assets						                                   19,000         20,000


Total assets			                               			$5,418,000	   	$5,473,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable					                            $  131,000		   $  130,000
Accrued expenses					                               619,000	      	629,000
Accrued royalties					                              395,000		      499,000
Accrued income taxes					                            38,000	      	 38,000
Deferred income					                                163,000   		   208,000
Common stock payable					                           203,000      		203,000
Minority Interest					                              116,000		       84,000

Total liabilities						                           1,665,000	   	 1,791,000

Shareholders' Equity:

Preferred stock, no par value; authorized
  2,000,000 shares; none issued and outstanding        -               -

Common stock, no par value; authorized 8,000,000
  shares; issued and outstanding, 3,600,000
  as of 01/31/98 and 7/31/97				                   8,657,000		   8,654,000
Less: notes receivable on common stock		            (124,000)	  	 (121,000)
Accumulated deficit					                          (4,780,000)   (4,851,000)


Total shareholders' equity				                     3,753,000		   3,682,000


Total liabilities and shareholders' equity		      $5,418,000	   $5,473,000


The accompanying notes are an integral part of these consolidated balance sheets.




J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

					                  3 mos. ended  3 mos. ended	 6 mos. ended	 6 mos. ended
					                    1/31/98        1/31/97       1/31/98   	   1/31/97


Revenues:
 Movies, television
  and theatrical          $ 303,000	    $ 309,000	    $ 451,000     $ 740,000
 Video sales, net of
  returns		                  (5,000)	      49,000	       (4,000)	      75,000
 Royalty income				           3,000	        1,000	       52,000	       28,000
 Magazine				                    -	            -	           	-         	1,000
 Other				 	                  1,000	        5,000    	  114,000	       19,000


  Total revenues				        302,000	      364,000	      613,000	      863,000


Costs and expenses:
 Cost of videocassettes
  sold		                      1,000	       22,000	        4,000	       37,000
 Royalty expense			      	    8,000    	   13,000	       17,000	       25,000
 Cost of movies, television
  and theatrical                 -         53,000     	      -	        53,000
 Cost of magazine			             -	            - 	           -	            -
 Selling, general and
  administrative	           224,000	      203,000	      405,000	      377,000
 Amortization of intangible
  assets	                    60,000	       60,000    	  120,000	      120,000

  	Total expenses				       293,000	      351,000	      546,000	      612,000

 Income from operations			    9,000	       13,000	       67,000	      251,000


Other income:
 Interest income				         25,000	       12,000	       42,000     	  24,000
 Minority Interest in income
 of consolidated subsidiary	 (1,000)	        -	         (32,000)	     (82,000)



Income before income taxes	  33,000	       25,000	       77,000	      193,000

Provision for income taxes		    -	             -	         6,000	        7,000


Net income 				           $  33,000  	   $ 25,000    	 $ 71,000    	 $186,000



Income per common share:

 Basic and diluted income
  per share	                  $0.01   	     $0.01	        $0.02   	    $0.05

 Weighted average number
  of shares of common
  stock outstanding		     3,600,000    	3,600,000     3,600,000   	3,600,000




The accompanying notes are an integral part of these consolidated financial statements.


J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

    						                                      1998     		      1997

Cash flows from operating activities:

Net income					                               $ 71,000		      $186,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets		        120,000	       	120,000
    Minority interest in income of
     consolidated subsidiary			                 32,000		        72,000
    Changes in assets and liabilities:
    Accounts receivable, net			                 27,000	    	   (10,000)
    Inventory					                              (1,000)		        1,000
    Accounts payable				                         1,000	    	    48,000
    Accrued expenses				                       (10,000)		      (16,000)
    Accrued taxes				                              -		             -
    Accrued royalties				                     (104,000)		       19,000
    Deferred revenues				                      (45,000)	      	  4,000
    Other assets				                             1,000        		(8,000)

    Net cash provided by
    operating activities	                 			   92,000	    	   416,000


Cash flows from investing activities:

    Purchase of short-term investments	       (385,000)		     (671,000)
    Sale of short-term investments		           575,000		       533,000

    Net cash provided by (used in)
     investing activities			               		  190,000     		 (138,000)

Cash flows from financing activities:		            -		             -



Net increase in cash
 and cash equivalents			                    	  282,000	    	   278,000
Cash and cash equivalents,
 beginning of period				                       641,000    		   120,000


Cash and cash equivalents,
 end of period					                          $ 923,000      	$ 398,000


The accompanying notes are an integral part of these consolidated financial statements.



J2 COMMUNICATIONS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1998


Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1997, as included in the Company's 1997 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountants' report relating to the July 31, 1997 balance sheet is included in the Annual Report.
 Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of January 31, 1998, and the results of its operations and cash flows for the periods ended January 31, 1998 and 1997 respectively, have been made. Operating results for the three-month and six-month periods ended January 31, 1998, are not necessarily indicative of the operating results for the entire fiscal year.


Earnings Per Share

The company has adopted SFAS No. 128, "Earnings Per Share", for the period ending July 31, 1998. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings per share was 3,600,000 in the three months ended January 31, 1998 and January 31, 1997 and six months ended January 31, 1998 and January 31, 1997 respectively. Options of 659,500 shares for period ending January 31, 1998 and 567,500 shares for the period ending January 31, 1997 and Warrants to purchase 1,753,211 shares at $2.00 per share are not included in the calculation of Diluted EPS, because they are antidilutive. There was no change in the basic and dilutive income per share due to adoption of SFAS No. 128.


Shareholders Equity

The increase in common stock during the period relates to accrued interest on notes receivable on common stock.


Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture of which the only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. Total revenues received by the joint venture related to this motion picture were $123,000 and $287,000 for the periods ended January 31, 1998 and 1997.



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



Results of Operations

Quarter Ended January 31, 1998 Versus January 31, 1997

Total revenues for the current quarter were $302,000 compared with $364,000 in the prior year quarter. Movies, television and theatrical revenues remained virtually unchanged with $303,000 in the current quarter compared with $309,000 in the prior year quarter. Video sales net of returns posted negative sales of $5,000 compared to sales of $49,000 in the corresponding prior year quarter. This was primarily due to reduced video sales in the current quarter which were offset by returns from distributors. The company has de-emphasized this segment of its business due to declining profitability.

Cost of videocassettes sold represent duplication, shipping and other costs which decreased $21,000 to $1,000 in the current year quarter from $22,000 in the prior year quarter. This was primarily due to reduced video sales in the current year quarter.

Royalty expense decreased $5,000 to $8,000 in the current year quarter compared to $13,000 in the prior year quarter due to reduced video royalties payable to licensors based on reduced video sales as noted above.

Cost of movies, television and theatrical decreased $53,000 to $0 in the current year quarter compared to $53,000 in the prior year quarter, primarily due to payments being required under a movie-for-cable licensing agreement in the prior year quarter which did not occur in the current year quarter.

Selling, general and administrative expenses increased $21,000 to $224,000, in the current quarter, compared with $203,000 in the corresponding prior year quarter. The increase was primarily due to increased legal fees incurred for the period, related to the ongoing settlement negotiations taking place between the company and Harvard Lampoon.

There was no provision for income taxes in the current quarter because of the utilization of the tax loss carryforwards.

Interest income increased $13,000 to $25,000 in the current year quarter compared to $12,000 in the prior year quarter primarily due to increased interest income recognized on the maturity of short-term investments, as well as higher cash balances invested in interest bearing accounts during the current quarter.

The net income for the current quarter was $33,000 equal to $0.01 per share compared with net income of $25,000 in the corresponding prior year quarter, also equal to $0.01 per share.
 The increase in net income is primarily due to an increase in interest income and a reduction in cost of movies, television and theatrical in the current year quarter, partially offset by a reduction in video sales and increased general and administrative expenses.


Six Months Ended January 31, 1998 Versus January 31, 1997

Total revenues for the period were $613,000 compared to $863,000 in the prior year period. Movies, television and theatrical revenues decreased $289,000 to $451,000 in the current year period compared with $740,000 in the prior year period. The reduction was primarily due to a decrease of $205,000 in the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978 and a decrease of $85,000 in the profit participation from the New Line Cinema film "National Lampoon's Loaded Weapon I" which was originally released in 1993. Video sales net of returns posted negative sales of $4,000 compared to $75,000 in the corresponding prior year period primarily due to reduced video sales which were offset by returns from distributors. Royalty income increased $24,000 to $52,000 from $28,000 from the prior year period primarily due to the recognition of the balance of an advance license fee upon expiration of the license agreement. Other income increased $95,000 to $114,000 from $19,000 from the prior year period, primarily due to the reversal of previous accruals related to potential royalties which were extinguished at a reduced amount.

Cost of videocassettes sold represent duplication, shipping and other costs which decreased $33,000 to $4,000 in the current year period from $37,000 in the prior year period. This was primarily due to reduced video sales in the current year period.

Royalty expense decreased $8,000 to $17,000 in the current year period compared to $25,000 in the prior year period due to reduced video royalties payable to licensors based on reduced video sales as noted above.

Cost of movies, television and theatrical decreased $53,000 to $0 in the current year period compared to $53,000 in the prior year period, primarily due to payments being required under a movie-for-cable licensing agreement in the prior period which did not occur in the current year period.

Selling, general and administrative expenses increased $28,000 to $405,000, in the current quarter, compared with $377,000 in the corresponding prior year quarter. The increase was primarily due to increased legal fees incurred for the period, related to the ongoing settlement negotiations taking place between the company and Harvard Lampoon.

There was no significant provision for income taxes in either quarter because of the utilization of the tax loss carryforwards.

Interest income increased $17,000 to $41,000 in the current year period compared to $24,000 in the prior year period primarily due to increased interest income recognized on the maturity of short-term investments, as well as higher cash balances invested in interest bearing accounts during the current period.

The net income for the current period was $71,000 equal to $0.02 per share compared with net income of $186,000 in the corresponding prior year period equal to $0.05 per share. The decrease in net income is primarily due to the decrease in revenues from movies partially offset by an increase in royalty and other income as explained above.


Liquidity and Capital Resources

Cash and short term investments at January 31, 1998 totaled
$1,594,000, an increase of $92,000 from the July 31, 1997 fiscal year end.

The Company has no current plans for any significant capital expenditures in its current line of business and believes that its current level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1998.


Cash Flows

Six months ended January 31, 1998 compared to the six months ended January 31, 1997.

Net cash provided by operating activities decreased $324,000 primarily due to a decrease in net income, accrued royalties, deferred revenues and minority interest income of consolidated subsidiary, partially offset by a reduction in net accounts receivable. Net cash provided by investing activities increased $328,000 from the prior year due to increased cash flow from the maturity of short term investments. The company had no cash flows from financing activities in either quarter.



PART II.  OTHER INFORMATION


Item 5 - Other events


	 On February 27, 1998 the company was notified by Nasdaq that the company's security is not in compliance with the new minimum bid price requirement, pursuant to NASD Marketplace Rule 431(c)(04), which became effective February 23, 1998. As a result, the Company will be provided 90 calendar days, which expires May 28, 1998, in order to regain compliance with this standard. The company may regain compliance if its security trades at or above the minimum bid price requirement of $1.00 for at least 10 consecutive trade days within the 90 days period which began on February 28, 1998. If the security does not regain compliance within 90 days, Nasdaq will issue a delisting letter which will identify the review procedures available to the company. The company may request a review at that time, which will generally stay delisting, according to Nasdaq.

	 The company, believes that it will be able to comply with the above minimum bid price requirement within the given 90 day period, but no assurance can be given that the Company will be able to meet and then maintain the minimum bid price requirement on a going forward basis.


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