Form 10-Q
period 1998-04-30
J2 COMMUNICATIONS /CA/
filed 1998-06-15
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
	                           Washington, D.C.  20549


                                  	FORM 10-Q


                  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	                   OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended April 30, 1998    Commission File #0-15284



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


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:  3,599,990
common shares, no par value were outstanding as of June 8, 1998.







J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

  							                                  04/30/98		        7/31/97
		  					                                 Unaudited
Assets

Cash and cash equivalents	  			           $  920,000		     $  641,000
Short term investments				                   677,000		        861,000
Accounts receivable, net				                   9,000		         43,000
Inventories, net					                         13,000		         12,000
Intangible assets, less accumulated
  amortization of $2,249,000 and
  $2,069,000 as of 04/30/98 and
  7/31/97, respectively					               3,716,000     		 3,896,000
Other assets						                            35,000           20,000

Total assets						                        $5,370,000	     	$5,473,000

Liabilities and Shareholders' Equity

Liabilities:

Accounts payable		                     			$  149,000	     	$  130,000
Accrued expenses					                        614,000	     	   629,000
Accrued royalties					                       390,000	     	   499,000
Accrued income taxes					                     38,000		         38,000
Deferred revenues					                        81,000	     	   208,000
Common stock payable		                 			   203,000     		   203,000
Minority interest					                       117,000     		    84,000
Total liabilities				                   		 1,592,000     		 1,791,000

Shareholders' Equity:

Preferred stock, no par value;
  authorized 2,000,000 shares;
  none issued and outstanding                  	-                 -

Common stock, no par value;
  authorized 8,000,000 shares; issued
  and outstanding, 3,600,000
  as of 04/30/98 and 7/31/97				            8,659,000		      8,654,000
Less: notes receivable on common stock		     (126,000)		      (121,000)
Accumulated deficit					                   (4,755,000)    		(4,851,000)

Total shareholders' equity				              3,778,000		      3,682,000

Total liabilities and shareholders' equity $5,370,000		     $5,473,000


The accompanying notes are an integral part of these consolidated balance sheets.



J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997


					                  3 mos. ended  3 mos. ended  9 mos. ended 	9 mos. ended
					                    4/30/98   	   4/30/97       4/30/98   	   4/30/97


Revenues:
 Movies, television and
  theatrical	             $ 156,000	  $ 234,000	     $ 607,000	   $ 975,000
 Video sales, net of
  returns		                   1,000	     23,000	        (3,000)	     98,000
 Royalty income				          81,000      22,000	       133,000	      50,000
 Magazine				                   -	       55,000	         	-    	     56,000
 Other				 	                 19,000      18,000	       133,000	      37,000

Total revenues				            257,000	    352,000	      870,000	  1,216,000


Costs and expenses:
 Cost of videocassettes sold  1,000	      9,000	         5,000	      46,000
 Royalty expense				         12,000	      8,000	        29,000	      34,000
 Cost of movies, television
   and theatrical               -   	        -     	        -	       53,000
 Cost of magazine			            -	       39,000 	           -	       39,000
 Selling, general and
   administrative	          183,000	    220,000	       588,000	     595,000
 Amortization of intangible
   assets	                   60,000	     60,000	       180,000	     180,000

   Total expenses				       256,000     336,000	       802,000	     947,000

   Income from operations	  		1,000	     16,000	        68,000	     269,000


Other income:
 Interest income			      	   25,000  	   15,000      	  67,000	      38,000
 Minority Interest in income
 of consolidated subsidiary	 (1,000)	       -	         (33,000)	    (82,000)



Income before income taxes	  25,000	     31,000	       102,000	     225,000

Provision for income taxes		    -	          -	           6,000	       7,000


Net income           				$  25,000     $ 31,000     	 $ 96,000   	 $218,000



Income per common share:

 Basic and diluted income
   per share	                 $0.01   	   $0.01          $0.03   	    $0.06

 Weighted average number
   of sharesof common
   stock outstanding		    3,600,000   3,600,000      3,600,000   	3,600,000




The accompanying notes are an integral part of these consolidated financial statements.



J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1998 AND 1997

                                       						     1998     		      1997

Cash flows from operating activities:

Net income		                               			  $ 96,000		       $218,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets		          180,000	     	   180,000
    Minority interest in income of
     consolidated subsidiary			                   33,000		         72,000
    Changes in assets and liabilities:
    Accounts receivable, net			                   34,000		        (18,000)
    Inventory					                                (1,000)		         2,000
    Accounts payable				                          19,000	     	   101,000
    Accrued expenses		                       		  (15,000)		       (62,000)
    Accrued royalties				                       (109,000)		         3,000
    Deferred revenues				                       (127,000)	    	     4,000
    Other assets				                             (15,000) 		       22,000

    Net cash provided by
    operating activities				                      95,000		        522,000


Cash flows from investing activities:

    Purchase of short-term investments	         (676,000)	    	(1,053,000)
    Sale of short-term investments		             860,000	     	   822,000

    Net cash provided by (used in) investing
     activities					                             184,000     		  (231,000)




Net increase in cash
 and cash equivalents				                        279,000		        291,000
Cash and cash equivalents,
 beginning of period				                         641,000	     	   120,000

Cash and cash equivalents,
 end of period		                      			      $ 920,000      	$  411,000


The accompanying notes are an integral part of these consolidated financial statements.



J2 COMMUNICATIONS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998


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

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of April 30, 1998, and the results of its operations and cash flows for the periods ended April 30, 1998 and 1997 respectively, have been made. Operating results for the three-month and nine-month periods ended April 30, 1998, are not necessarily indicative of the operating results for the entire fiscal year.


Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share", for the period commencing in its quarter ending January 31, 1998. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.




When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings per share was 3,600,000 in the three months ended April 30, 1998 and April 30, 1997 and nine months ended April 30, 1998 and April 30, 1997 respectively. Options of 659,500 shares for the period ending April 30, 1998 and 567,500 shares for the period ending April 30, 1997 and Warrants to purchase 1,753,211 shares at $2.00 per share are not included in the calculation of Diluted EPS, because they are antidilutive. There was no change in the basic and dilutive income per share due to adoption of SFAS No. 128.


Shareholders Equity

The increase in common stock during the period relates to accrued interest on notes receivable on common stock.


Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture of which the only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. Total revenues received by the joint venture related to this motion picture were $123,000 and $287,000 for the periods ended April 30, 1998 and 1997.



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




Results of Operations

Quarter Ended April 30, 1998 Versus April 30, 1997

Total revenues for the current quarter were $257,000 compared with $352,000 in the prior year quarter. Movies, television and theatrical revenues were $156,000 in the current quarter compared with $234,000 in the prior year quarter. The reduction of $78,000 was due primarily to a decrease of $81,000 in the profit participation from the film "National Lampoon's Vacation" as well as $12,000 from the film "National Lampoon's European Vacation" which were originally released in 1983 and 1985, respectively. National Lampoon's original movie for Showtime "National Lampoon's Favorite Deadly Sins" generated $26,000 of profit participation in the prior year quarter compared to no profit participation in the current year quarter. These reductions were partially offset by an increase of $51,000 in profit participation from the film "National Lampoon's Loaded Weapon I", originally released in 1993, which produced $67,000 in the current quarter compared to $16,000 in the prior year quarter. Video sales net of returns were $1,000 in the current year quarter down $22,000 from the $23,000 from the corresponding prior year quarter. The company has de-emphasized this segment of its business due to declining profitability. Royalty income increased $59,000 in the current year quarter to $81,000 from $22,000 from the prior year quarter, primarily due to the recognition of the balance of an advance license fee upon expiration of the license agreement. There were no revenues related to the magazine for the current quarter compared to $55,000 in the prior year quarter due to the company receiving a waiver from any obligation to publish the magazine during the current fiscal year. Other income increased $1,000 to $19,000 in the current quarter, compared to $18,000 in the prior year quarter.

Cost of videocassettes sold represents duplication, shipping and other costs, which decreased $8,000 to $1,000 in the current year quarter from $9,000 in the prior year quarter. This was primarily due to reduced video sales in the current year quarter.

Royalty expense increased $4,000 to $12,000 in the current year quarter compared to $8,000 in the prior year quarter.

There was no cost of magazine due to the company not publishing a magazine this fiscal quarter.



Selling, general and administrative expenses decreased $37,000 to $183,000, in the current quarter, compared with $220,000 in the corresponding prior year quarter. The decrease was primarily due to a reduction in salary, legal and insurance expenses partially offset by increased corporate expenses related to the Company's efforts to increase its visibility within the financial community.

There was no provision for income taxes in the current quarter because of the utilization of the tax loss carryforwards.

Interest income increased $10,000 to $25,000 in the current year quarter compared to $15,000 in the prior year quarter primarily due to increased interest income recognized on the maturity of short-term investments, as well as higher cash balances invested in interest bearing accounts during the current quarter.

The net income for the current quarter was $25,000 equal to $0.01 per share compared with net income of $31,000 in the corresponding prior year quarter, also equal to $0.01 per share. The decrease in net income is primarily due to a reduction in movies, television and theatrical as well as video sales, partially offset by a reduction in general and administrative expenses and an increase in interest income.

On April 15, 1998 the Company entered into an agreement with International Family Entertainment, Inc. ("IFE"), a wholly-owned subsidiary of Fox Kids Worldwide, Inc., whereby IFE entered into an exclusive option to acquire certain exclusive rights in and to the "National Lampoon" brand (including name, logos, and related elements). On June 10, 1998 IFE elected to exercise that option.
 The rights acquired by IFE consist of the right to use the National Lampoon name in connection with a Monday through Friday half-hour comedy strip, a once-weekly movie and/or comedy night as well as in connection with original made-for-TV movies and series.
 We anticipate that the first two projects resulting from this alliance to be original made-for-television motion pictures entitled "National Lampoon's Men In White" and "National Lampoon's Golf Punks". This programming would be produced for initial telecast on the new Fox Family Channel, which debuts on August 15, 1998. In addition, IFE's exercise of the option entitles them to four (4) additional, consecutive, conditional annual options to renew and extend this agreement through August 2003.



In consideration of the exercise of each option, the Company will receive a guaranteed annual fee for each broadcast season with annual increases for each subsequent option renewal. In addition to the guaranteed fees, the Company will receive a contingent participation in revenues generated from the exploitation of original programming, in all media including domestic home video, network, foreign distribution and worldwide interactive/ multimedia.


Nine Months Ended April 30, 1998 Versus April 30, 1997

Total revenues for the period were $870,000 compared to $1,216,000 in the prior year period. Movies, television and theatrical revenues decreased $368,000 to $607,000 in the current year period compared with $975,000 in the prior year period. The reduction was primarily due to a decrease of $205,000 in the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978 and a decrease of $36,000 in the profit participation from the New Line Cinema film "National Lampoon's Loaded Weapon I" which was originally released in 1993.
 In addition, the profit participation from the Warner Brothers film "National Lampoon's Vacation" which was originally released in 1983 decreased $81,000 to $81,000 this period from $162,000 in the prior year period. Video sales net of returns posted negative sales of $3,000 compared to $98,000 in the corresponding prior year period primarily due to reduced video sales which were offset by returns from distributors. Royalty income for the current period increased $83,000 to $133,000 from $50,000 in the prior year period primarily due to the recognition of the balance from two advance license fees upon expiration of the license agreements. There were no revenues related to the magazine for the current period compared with $56,000 for the prior year period due to the company receiving a waiver from any obligation to publish the magazine during the current fiscal year. Other income increased $96,000 to $133,000 from $37,000 from the prior year period, primarily due to the reversal of previous accruals related to potential royalties which were extinguished at a reduced amount.

Cost of videocassettes sold represent duplication, shipping and other costs which decreased $41,000 to $5,000 in the current year period from $46,000 in the prior year period. This was primarily due to reduced video sales in the current year period.

Royalty expense decreased $5,000 to $29,000 in the current year period compared to $34,000 in the prior year period due to reduced video royalties payable to licensors based on reduced video sales as noted above.



There were no cost of movies, television and theatrical in the current year period compared to $53,000 in the prior year period, primarily due to payments being required under a movie-for-cable licensing agreement in the prior period which did not occur in the current year period.

There was no cost of magazine this period compared to $39,000 in the prior year period due to the company not publishing a magazine this fiscal year.

Selling, general and administrative expenses decreased $7,000 to $588,000, in the current year period, compared with $595,000 in the corresponding prior year period. The decrease was primarily due to reduced legal and insurance expenses, partially offset by increased corporate expenses related to the Company's efforts to increase its visibility within the financial community.

There was no significant provision for income taxes in either quarter because of the utilization of the tax loss carryforwards.

Interest income increased $29,000 to $67,000 in the current year period compared to $38,000 in the prior year period primarily due to increased interest income recognized on the maturity of short-term investments, as well as higher cash balances invested in interest bearing accounts during the current period.

The net income for the current period was $96,000 equal to $0.03 per share compared with net income of $218,000 in the corresponding prior year period equal to $0.06 per share. The decrease in net income is primarily due to the decrease in revenues from movies partially offset by an increase in royalty and other income as explained above.


Liquidity and Capital Resources

Cash and short term investments at April 30, 1998 totaled
$1,597,000, an increase of $95,000 from the July 31, 1997 fiscal year end.

The Company has no current plans for any significant capital expenditures in its current line of business and believes that its current level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1998.



Cash Flows

Nine months ended April 30, 1998 compared to the nine months ended
April 30, 1997.

Net cash provided by operating activities decreased $427,000 primarily due to a decrease in net income, accrued royalties, deferred revenues and minority interest income of consolidated subsidiary, partially offset by a reduction in net accounts receivable. Net cash provided by investing activities increased $415,000 from the prior year due to increased cash flow from the maturity of short term investments. The company had no cash flows from financing activities in either quarter.


PART II.  OTHER INFORMATION


Item 5 - Other events


On February 27, 1998 the company was notified by Nasdaq that the company's security was not in compliance with the new minimum bid price requirement, pursuant to NASD Marketplace Rule 431(c)(04), which became effective February 23, 1998. As a result, the Company was provided with 90 calendar days, which expired May 28, 1998, in order to regain compliance with this standard.

On May 29, 1998 the company was notified by Nasdaq that its staff had reviewed the company's common stock trading history with respect to the closing bid price and had deemed that the Company was in compliance with the new bid requirement for continued listing on the Nasdaq Stock Market.

The Company believes that it will be able to comply with the Nasdaq requirements for minimum bid price, pursuant to NASD Marketplace Rule 431(c)(04), but no assurance can be given that the Company will be able to continue to maintain the minimum bid price requirement on a going forward basis.











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