Form 10-K
period 1998-07-31
J2 COMMUNICATIONS /CA/
filed 1998-11-04
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
	                            Washington, D.C.  20549

                                   	FORM 10-K

                 	Annual Report Pursuant to Section 13 or 15(d)
	                    of the Securities Exchange Act of 1934

                    	For the Fiscal Year Ended July 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 26, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,301,000.

As of October 26, 1998, the Registrant had 1,200,000 of its common stock ("Common Stock"), no par value, issued and outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into Parts I, II or III


PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995


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


ITEM 1: THE BUSINESS

The Company was founded in March, 1986 by its Chairman of the Board and President, James P. Jimirro, the first President of both the Disney Channel and Walt Disney Home Video. The Company was originally formed primarily to engage in the acquisition, development and production of entertainment feature film and special-interest videocassette programs, and the marketing of these programs in the home video sell-through market. In 1990, the Company acquired National Lampoon, Inc., a publisher of a national satire and humor magazine and licensor of feature films. As more fully described below, in an effort to preserve capital the Company has significantly scaled back its operations, and now monitors a modest staff to administer the licensing of the National Lampoon name. The Company is not actually engaged in any production or development activity and instead monitors various license agents relative to this trademark.

Due to the increasing competitiveness of the videocassette market, resulting in declining volume and profitability, the Company has de-emphasized this segment of its business. The Company expects that its videocassette business, which has been declining in recent years, will continue to decline, and in the future will not be a significant part of its operations. The Company is now focusing on using the National Lampoon name in virtually every segment of the entertainment business. The first significant result of this effort was realized with the release in February, 1993 of the feature film "National Lampoon's Loaded Weapon I". This film achieved in excess of $28 million of theatrical revenue in its United States theatrical release. The Company is participating in the film's revenue as provided by the Company's licensing agreement with New Line Cinema, the producer and distributor of the film. The second picture under this licensed agreement, "National Lampoon's Senior
Trip," was released in September of 1995. The theatrical revenue from this film was disappointing. However, as the Company only licensed the "National Lampoon" name with respect to the project, it had no risk of loss if theatrical box-office and ancillary revenues were disappointing. The Company intends to continue its efforts to license the "National Lampoon" name to other producers of full-length motion pictures. In fiscal 1994, a licensing agreement was entered into with Showtime Networks, Inc. which provided for the production of seven (7) movies made for initial viewing on the Showtime television channel over three (3) years. The Showtime Agreement expired during the fiscal year ending July 31, 1997 with only four made-for-cable pictures being produced and as such, the fifth through seventh movies were not produced. In accordance with the contract, Showtime has paid the producer fees due for the fifth (5) through seventh (7) movies as of July 31, 1998.

On April 15, 1998 the Company entered into an agreement with International Family Entertainment, Inc. ("IFE"), a wholly-owned subsidiary of Fox Kids Worldwide, Inc., whereby IFE entered into an exclusive option, which option was exercised on June 10, to acquire certain exclusive rights in and to the "National Lampoon" brand (including name, logos, and related elements).

On June 10, 1998 IFE elected to exercise that option. The rights acquired by IFE consist of the right to use the National Lampoon name in connection with a Monday through Friday half-hour comedy strip, a once-weekly movie and /or comedy night as well as in connection with original made-for-television movies and series. The first two projects resulting from this alliance are two made-for-television motion pictures entitled "National Lampoon's Men in White" and "National Lampoon's Golf Punks". These two movies were broadcast on Fox Family Channel during the months of August and September of 1998 to favorable ratings. In addition, IFE's exercise of the option entitles them to four (4) additional, consecutive, conditional annual options to renew and extend this agreement through August 2003.





RECENT DEVELOPMENTS AND MATERIAL INFORMATION


1.	Dependence on National Lampoon

	In October 1990, J2 Communications ("J2" or the "Company") acquired all of the outstanding stock of National Lampoon, Inc. ("NLI"), the publisher of the National Lampoon magazine and a developer of other film programming.
On April 15, 1998 the Company entered into an agreement with International Family Entertainment, Inc. ("IFE"), a wholly owned subsidiary of Fox Kids Worldwide, Inc. The Company will receive a guaranteed annual fee for each broadcast season with annual increases for each subsequent option renewal. In addition to the guaranteed fees, the Company will receive contingent participation in revenues generated from the exploitation of original programming, in all media including domestic home video, network, foreign distribution and worldwide interactive/multimedia. The Company is a profit participant in these ventures and is substantially dependent on the performance of third parties to such agreements and upon the commercial success of the licensed products.

2.	Management Contract of the Magazine

	In August 1993, the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years. In February 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May 1996, the Company again began publishing the magazine. The Company's current agreement with Harvard Lampoon obligates the Company to publish at least one issue of the magazine a year with a minimum of 50,000 copies. The Company is complying with this obligation, but has not determined when and if it would publish more than the minimum requirement. The Company received a waiver from the Harvard Lampoon from its obligation to publish the magazine during the current fiscal year, but has subsequently published an issue of the magazine in October 1998.


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

In March, 1994, the Company signed an agreement with Showtime Networks, Inc. ("Showtime") to produce seven (7) movies over a three (3) year period to be aired initially on the Showtime Network or The Movie Channel. The agreement provides for the payment of a license fee to National Lampoon upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. The Showtime agreement has now expired, with only four (4) made-for-cable movies produced, and as such, the fifth through seventh movies will not be produced. In accordance with the contract, Showtime has paid the producer fees due for the fifth (5) through seventh (7) movies as of July 31, 1998. Unless the Company licenses the rights and obtains a significant advance, revenue from theatrical feature film rights for fiscal year ended July 31, 1999 will be dependent on contingent compensation from previously licensed rights. The results will be lower feature film rights revenues for the fiscal year ended July 31,1999, than in prior years.

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

Concurrent with the acquisition of NL by J2 Communications, the exclusive right to produce television programming under the name "National Lampoon" was re-acquired by NL on October 1, 1990 from GPEC ("GPEC Agreement"). The purpose of this acquisition of rights was to ensure that NL had the ability to control the use of its name in the valuable medium of television and to develop comedy motion picture and other programs for broadcast in all areas of television distribution including network, syndication and cable.

The GPEC Agreement required the re-payment of $1,000,000 to GPEC, which was the consideration paid by GPEC to NL for the rights in 1987. This sum was payable by NL, fifty-percent ($500,000) on execution of the contract (and so paid), and fifty-percent ($500,000) payable out of seventeen and one-half percent (17 1/2%) of the gross receipts received by NL as a result of the exploitation of any new television programs bearing the National Lampoon name, with certain minimums due on commencement of principal photography or taping of the applicable programs. After this amount has been re-paid, NL shall have no further obligations to GPEC with respect to television. To date, $131,000 has been paid under the gross receipt provision of the agreement.

On April 15, 1998, the Company entered into an agreement with International Family Entertainment, Inc. ("IFE"), a wholly-owned subsidiary of Fox Kids Worldwide, Inc., whereby IFE entered into an exclusive option to acquire certain exclusive rights in and to the "National Lampoon" brand (including name, logo, and related elements). On June 10, 1998 IFE elected to exercise that option. The rights acquired by IFE consist of the right to use the National Lampoon name in connection with a Monday through Friday half-hour comedy strip, a once-weekly movie and/or comedy right as well as in connection with original made-for-television movies and series. The first two pictures resulting from this alliance are two made-for-television motion pictures entitled "National Lampoon's Men In White" and "National Lampoon's Golf Punks". These two movies were broadcast on Fox Family Channel during the months of August and September of 1998 to exceptional ratings. In addition, IFE's exercise of the option entitles them to four (4) additional, consecutive, conditional annual options to renew and extend this agreement through August 2003.

Made-For-Video Movies

"National Lampoon's Last Resort", a made-for-video movie produced by Rose & Ruby Productions, completed filming in July, 1993. The picture stars Corey Feldman & Corey Haim, and was distributed internationally by Moonstone Entertainment and in the U. S. by Vidmark in early 1994.

Motion Picture and Television Competition: Motion pictures and television development activities are highly competitive. NL is in competition with the major film studios as well as numerous independent motion picture and television production companies for the acquisition of literary properties, the services of creative and technical personnel, and available production financing. NL believes it has been, and will continue to be, aided in these endeavors by the recognition achieved by the "National Lampoon" name and by the success achieved by its films, "National Lampoon's Animal House," "National Lampoon's Vacation," and "National Lampoon Loaded Weapon I;" however, NL cannot guarantee that any project will actually be produced or if produced, will yield the success of past projects.


Other Activities

Internet: The company is in the early planning stages of creating it's own National Lampoon web site on the WorldWide Web. The site would be developed into a multilayered site featuring past comedy as well as current comedy content. It would also feature National Lampoon merchandise and past issues of the National Lampoon magazine issues for sale as well as other comedy merchandise. The site would be located at Nationallampoon.Com. on the Worldwide Web.

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

NL has a number of merchandising arrangements, including a line of trading and post cards based upon National Lampoon magazine art. In addition, NL has concluded a deal with At A Glance Landmark, which published the Company's 1998 calendar, to distribute the 1999 NL Life Sucks! PAGE-A-DAY CALENDAR AND HORRORSCOPE.

Recordings: Rhino Records continues to distribute a commemorative box set titled "The Best of The National Lampoon Radio Hour," a compilation of classic comedy from the 1970's show.


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

In August 1993 the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years; however in February 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May 1996, the Company again began publishing the magazine. The Company published 55,000 copies of the 25th Anniversary 1996 issue and 62,000 copies of the 1997 issue. The Company's current agreement with Harvard Lampoon obligates the Company to publish at least one issue of the magazine a year with a minimum of 50,000 copies. The Company is complying with this obligation, but has not determined when and if it would publish more than the minimum requirement. The Company received a waiver from the Harvard Lampoon from its obligation to publish the magazine during the current fiscal year, but has subsequently published an issue of the magazine in October 1998. The Company published 53,000 copies of the magazine with a cover price of $4.95.


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

Competition in Publishing: The magazine publishing industry is intensely competitive with respect to both readership and advertising. National Lampoon is one of the few nationally circulated magazines directed to an adult audience devoted exclusively to contemporary humor and satire. There are, however, a number of nationally distributed magazines devoted to contemporary subjects and events, some of which contain material similar to that contained in National Lampoon.


VIDEO OPERATIONS

The Company, which through 1993 was engaged in significant operations in the sell-through video market, has drastically diminished its video operations. The Company was currently engaged in the exploitation of "Dorf on Golf", the rights to which expired this year. After such time, the Company does not expect that its video operations will generate any significant revenue.



EMPLOYEES

As of October 23, 1998, the Company employed four (4) employees of whom two
(2) are full time and two (2) are part-time.


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


ITEM 3:  LEGAL PROCEEDINGS

The Company, NLI and the officers and directors of NLI became the defendants in a lawsuit filed in 1990 in the Superior Court of the Southern District of New York in regard to the acquisition of NLI by the Company. The shareholders of NLI (the "Plaintiffs") filed the claim with respect to the tax treatment of the transaction with respect to the individual shareholders of NLI. The
Company entered into a settlement agreement in August 1991, which must still be approved by the courts, under which the Company will issue an addition
41,667 shares of its common stock to the Plaintiffs and provide for the payment of attorneys' fees. The Company has had no contact with the Plaintiff's or its attorneys since 1991. The value of the shares to be issued is presented as a liability of $203,000 as of July 31, 1998, and 1997, as the shares have not yet been issued and the settlement has not been approved.

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
MATTERS

a.	Stock:  The Company's Common Stock has been traded in the over-the-
counter market since October 2, 1986 under the symbol JTWO. On October 21, 1998, the Company held a special shareholders meeting where a 3:1 reverse stock split was voted on and approved. In consideration of this subsequent event, all periods presented have been restated to retroactively reflect the decreased number of shares and share prices outstanding. The reverse split resulted in a decrease in the common shares from 3,600,000 to 1,200,000 for all periods presented. The following table sets forth for the periods shown, the high and low sales prices of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ.

Common Stock

                                     								High		         Low
Fiscal 1999:

	First Quarter (Through October 23, 1998) 	2 11/32       	 1 5/16

Fiscal 1998:

	First Quarter	                            4 19/32         2 5/8
	Second Quarter	                           3 3/4		         1 25/32
	Third Quarter	                            1 13/16		       1 1/2
	Fourth Quarter	                           3 9/32		        2 1/16

Fiscal 1997:

	First Quarter	                            4 1/8	         	3 3/16
	Second Quarter	                           3 3/4		         2 5/8
	Third Quarter	                            3 3/32	        	2 11/32
	Fourth Quarter	                           3 21/32	        2 5/8


On October 23, 1998, the closing sales price for the Common Stock was 1 5/16 per share. The approximate number of holders of record of Common Stock on that date was 551. The Company has never paid a dividend on its Common Stock and presently intends to retain all earnings for use in its business.


b.	Warrants:  The Company's Warrants were issued in connection with its acquisition of National Lampoon, Inc. The warrants began trading in the over-the-counter market on October 26, 1990 under the symbol JTWOW.

The Company decided not to extend the exercise period for its warrants, which expired pursuant to their terms on June 30, 1998.

ITEM 6:	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended July 31, 1996, July 31, 1997 and 1998 and the consolidated balance sheet data at July 31, 1997 and 1998 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report, which is also included elsewhere in this Annual Report. Such selected consolidated financial data should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated income statement data for the years ended July 31, 1994 and 1995 are derived from audited consolidated financial statements of the Company which are not included herein.


Selected Consolidated Financial Data

                                               		Years ended July 31,

                                    	   1998	        1997	        1996	      1995	       1994
STATEMENT OF OPERATIONS DATA:
Total revenues   	                 $  868,000 	$  1,415,000	$  1,041,000	 $1,333,000	 $ 1,863,000
Costs and expenses:
Costs of revenue	                      45,000	      262,000	     259,000	    193,000	     203,000
Selling, general
  and administrative	                 765,000	      792,000	     725,000	    818,000	   1,129,000

Amortization of  intangible assets    240,000 	     240,000      240,000     240,000	     240,000
Income (loss) from operations	       (182,000)	     121,000	    (183,000)	    82,000	     291,000

Other income and expense:
 Settlement of royalty  and other
  claims	                             343,000	          -    	       -    	      -         84,000
 Minority Interest in income
   of consolidated subsidiary	        (34,000)	     (82,000)	     (46,000)	   (30,000)	   (30,000)
 Interest expense                         -             -             -           -       (18,000)

Income (loss) before provision for
(benefit from) income taxes	          127,000	       39,000	      (229,000)	   52,000	    327,000

Provision for (benefit from)
income taxes	                           6,000	        9,000	         7,000	   (14,000)	    22,000

NET INCOME (LOSS)	                  $ 121,000	     $ 30,000	    $ (236,000)	 $ 66,000	  $ 305,000

INCOME (LOSS) PER COMMON SHARE

     Basic	                            $ 0.10	       $ 0.03	       $ (0.20)	   $ 0,06	     $ 0.25
     Diluted	                          $ 0.10	       $ 0.02	       $ (0.20)	   $ 0.06	     $ 0.25




		                                                  Years ended July 31,

	                                        1998	         1997	       1996	      1995	     1994

BALANCE SHEET DATA:

Intangible assets	                  $3,656,000	    $3,896,000	 $4,136,000	 $4,376,000	 $4,616,000

Total assets	                       $5,962,000    	$5,473,000 	$5,367,000 	$5,667,000	 $5,801,000

Shareholders' equity	               $3,803,000	    $3,682,000 	$3,652,000 	$3,888,000	 $3,814,000





ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1998 VERSUS JULY 31, 1997

Total revenues for 1998 decreased $547,000 to $868,000 compared to $1,415,000 for 1997. Movies, television and theatrical revenues decreased $348,000 primarily due to decreased movie licensing revenue of previously licensed movies. Videocassette sales decreased $218,000 to $1,000 from $219,000 from the prior year due to the Company continuing de-emphasizing the video segment of its business because of declining profitability. Royalty income increased $49,000 from $111,000 to $160,000 from the prior year, primarily due to the recognition of income on the balance of advance license fees upon expiration of the license agreements. Publishing revenue decreased $56,000 from last fiscal year to zero this year due to the Company receiving a waiver from publishing the "National Lampoon" magazine during the current fiscal year. Interest income for the year increased $26,000 to $85,000 from $59,000 in the prior fiscal year primarily due to increased interest income recognized on short-term investments, as well as higher cash balances invested in interest bearing accounts during the current fiscal year.


Cost of movies and television decreased $27,000 to $26,000 from $53,000 in the prior fiscal year, primarily due to no payments being required on the "GPEC" rights agreement.

There was no cost of magazine due to the company obtaining a waiver from publishing a magazine this fiscal year.

Royalty expenses decreased $49,000 to $14,000 compared to $63,000 in 1997, primarily due to no royalty expense being due on the balance of advance license fees upon expiration of the license agreements as mentioned above.

Selling, general and administrative expenses decreased $27,000 to $765,000 in the current year as compared to $792,000 in the prior year. The decrease was primarily due to a reduction in salary expense and insurance expense, partially offset by an increase in accounting and corporate expenses.

Other income of $343,000 primarily represents the reversal of previous accruals related to potential royalties, which were extinguished at a reduced amount, the current year recognition of certain unearned revenues and the settlement of certain accrued expenses at reduced levels.

Net income for the current year was $121,000, equal to $.10 per diluted share compared to $30,000, equal to $.02 per diluted share in the prior fiscal year. The increase in net income was due primarily to an increase in royalty, interest and other income, lower general and administrative expenses and cost of movies and television. This was partially offset by lower movies, television and theatrical revenue and reduced videocassette sales.




YEAR ENDED JULY 31, 1997 VERSUS JULY 31, 1996

 Total revenues for 1997 increased $374,000 to $1,415,000 compared to $1,041,000 for 1996. Movies, television and theatrical revenues increased $431,000 primarily due to increased movie licensing revenue of previously licensed movies and payment of the license fees for two Showtime movies during fiscal year 1997. Videocassette sales decreased $92,000 to $219,000 from $311,000 from the prior year due to the company de-emphasizing the video segment of its business because of declining profitability. Royalty income increased $5,000 to $111,000 from $106,000 from the prior year, primarily due to increased revenue received from a newly licensed distributor. Publishing revenue increased $48,000 to $56,000 from $8,000 in the prior year due to a majority of revenue for the 25th anniversary issue of the National Lampoon magazine, which went on sale late in fiscal 1996, being recorded in fiscal 1997, along with the fiscal 1997 magazine issue. Interest income for the year decreased $18,000 to $59,000 from $77,000 in the prior fiscal year primarily due to a decrease in yields on short-term investment, as well as a reduction in the average short-term investment balance during 1997.


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

Net income for the current year was $30,000, equal to $0.02 per diluted share compared with a net loss of $236,000, equal to $0.20 per diluted share. The increase in net income was due primarily to increase television and theatrical revenues, which were partially offset by a reduction in video sales.




Liquidity and Capital Resources

Cash and short term investments at July 31, 1998 totaled $2,231,000, an increase of $729,000 from the prior year-end.

The Company has no current plans for any significant capital expenditures in its current line of business and believes that its present level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1999.




The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets ($3,656,000 at July 31, 1998) is dependent on the continued licensing of the "National Lampoon" name for use in feature films, video, television and audio distribution and merchandising of other appropriate opportunities. The Company has received approximately $6,223,000 in licensing revenues since the acquisition of the "National Lampoon" name in 1990. The Company is in the process of negotiating other licensing agreements and the development of other concepts, programs, etc. that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

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


Year 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The company has recently purchased a new computer and software system from Dell Computer, which should be fully integrated by the end of the current fiscal year. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Subsequent Events

On August 13, 1998 the Company was notified by NASDAQ that the Company's security was not in compliance with the new minimum bid price requirement, pursuant to NASD Marketplace Rule 431 (c) (04), which became effective February 23, 1998. As a result, the Company will be provided 90 calendar days, which expires November 13, 1998, in order to regain compliance if its security trades at or above the minimum bid price requirement of $1.00 for at least 10 consecutive trade days within the 90 days period which began on August 14, 1998. If the security does not regain compliance within 90 days, NASDAQ will issue a delisting letter, which will identify the review procedures available to the company. The Company may request a review at the time, which will generally stay delisting, according to NASDAQ.

The Company held a Special Shareholder meeting at the Company's offices at 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California on October 21, 1998, at 10:00 A.M. Pacific Daylight Saving Time. The purpose of the meeting was the election of four (4) directors to serve on the Board of Directors until the next annual meeting or until their successors are elected and quailified. In addition, to approve an amendment to the Company's Articles of Incorporation to effect a 1 for 3 reverse stock split of the Company's outstanding common stock. Shareholders of record as of the close of business on September 16, 1998 were entitled to vote at this special meeting. The shareholders unanimously approved the 1 for 3 reverse stock split and the Company's stock began trading on October 26, 1998 under the symbol JTWOD for a tempory period of 30 days, and then will return to it's original symbol of JTWO.



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

			                                                               First
Name and Office to which Elected		           Age	                Elected

James P. Jimirro		                            61	                  1986
 Chairman of the Board of Directors,
 President and Chief Executive Officer

James Fellows		                               63	                  1986
 Director

Bruce P. Vann		                               42	                  1986
 Director

Rudy R. Patino		                              50	                  1997
 Chief Financial Officer

Duncan Murray		                               52	                  1986
 Vice President-Marketing

John De Simio
                                              46                   1998
 Director


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

John De Simio has been in the entertainment side of the public relations business since 1976. From 1988 to 1996, Mr. De Simio was a Senior Vice President, Publicity/Promotion for Castle Rock Entertainment, where he oversaw publicity and national promotional campaigns for their theatrical and television productions. Before moving to Castle Rock, Mr. De Simio was National Publicity Director of Twentieth Century Fox Film Corporation from 1985-1988. Mr. De Simio is presently on a disability leave due to a visual impairment. Mr. De Simio currently serves on the Boards of Theatre LA and The Broadcast Film Critics Association.

ITEM 11:	EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended July 31, 1998, 1997 and 1996, individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").



                                      	SUMMARY COMPENSATION TABLE

                                      																			     Long Term Compensation
    						                    Annual Compensation                       Awards          Payouts


(a)			         (b)			     (c) 				    (d)  			    (e)			         (f)	    	  (g)			      (h)	    (i)

                           									 					        Other
Name									 					                               Annual		     Restricted				 	                 All Other
and									 					                                Compen-		      Stock					            LTIP     Compen-
Principal				   			  					                        sation   	    Award(s)    Options/   Payouts  	sation
Position	  	   Year		 Salary ($)(4) 	Bonus ($)(4)  ($)(1)  	     ($)     	   SARs (#)  ($)    	  ($)

			            1998 	    190,750			     ---		  		    (2)		       (3)	         33,333		   -	        3
James P.		     1997 	    190,750			     ---	  	  		  (2)    		   (3)		        33,333		   -	        3
Jimirro(2)	    1996 	    190,750		      --- 		       (2)	    	   (3)		        33,333		   -	        3


___________________

(1)	Does not include amounts of $12,000 in 1998, $12,500 in 1997, and $9,700 in
1996 paid to Jim Jimirro who is entitled to be reimbursed for expenses relating to entertainment, travel and living expenses when away from home.

(2)	Does not include $6,000 in 1998, $7,000 in 1997 and $8,900 in 1996, which the Company paid for Mr. Jimirro's health plan.  The Company also provides Mr.
Jimirro with a Company-owned vehicle for his use.

(3)	Does not include SAR's granted to Mr. Jimirro pursuant to his employment agreement. See the description of Mr. Jimirro's employment agreement under
"Employment Agreements and Stock Option Plans" below.

(4)	Effective June 1, 1992, Mr. Jimirro reduced the amount of salary he receives to $190,750.  Mr. Jimirro does not expect to receive the unpaid portion unless there is a change in the control of the Company as defined by his employment agreement.  The Company has not accrued any salary or bonus for Mr. Jimirro in regards to the above for the fiscal years ended July 31, 1998, 1997 and 1996.





Option Grants in Last Fiscal Year

   Shown below is information on grants of stock options pursuant to the 1994
Stock Option Plan during the fiscal year ended July 31, 1998, to the Named
Officer which are reflected in the Summary Compensation Table on page 17.

_______________________________________________________________________________

						                                                               Potential Realized Value at
							                                                              Assigned Annual Rates of Stock
                                                                     Price Appreciation
                             Individual Grants in 1998		             for 7 year Option Term

	                           		    Percentage
			                                of Total
			                              Options/SARs	 Exercise
		                     Options/   granted to	  or Base		                      5%                10%
	                       	SARS	   Employees in	 Price Per   Expiration  	Stock   Dollar     Stock   Dollar
Name		                Granted(#)  Fiscal Year   Share($)      Date    	Price($) Gains($)  Price($) Gains($)

James Jimirro		       33,333 (1)    52.6        $2.20 (2)  12-28-2004   $3.09   $29,600   $4.32    $70,600

___________________
(1)   Options/SARS granted are immediately exercisable.

(2) Options/SARS granted with an exercise price (or initial valuation in the case of SARs) equal to the closing sale price of the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 28, 1997, the date of grant for Mr. Jimirro.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   Shown below is information with respect to (i) options exercised by the Named Officer pursuant to the 1994 Plan during fiscal 1998 (of which there were none); and (ii) unexercised options granted in fiscal 1998 and prior years under the 1994 Plan to the Named Officer and held by them at July 31, 1998.

                                                                      Value of
							                                                               Unexercised
					                                           Unexercised		         In-the-Money
					                                           Options/SARs at      	Options/SARS at
					                                           7/31/98		             7/31/98(1)
			                Shares Acquired	    Value	   Exercisable/	         Exercisable/
Name			            on Exercise (#)	 Realized($)	Unexercisable(#)      Unexercisable($)

James Jimirro			        -0-	           -0-        300,000/0	           $34,262/0

(1)  Based on the closing sale price as quoted on NASDAQ on that date.

Director Compensation

Directors, with the exception of Mr. Jimirro, receive 1,333 stock options per year exercisable at the then market price as compensation for their services as a director.

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee or similar Board committee. The compensation of Mr. Jimirro as Chief Executive Officer ("CEO") is determined under the provisions of Mr. Jimirro's employment agreement with the Company, which was approved by the Board of Directors in 1994. Jim Jimirro, James Fellows, Bruce Vann and John De Simio were each directors of the Company during fiscal 1998.




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

The 1994 Agreement also provides that, on the date of each annual meeting of shareholders during its term, Mr. Jimirro will be granted stock options with respect to 16,667 shares of Common Stock and stock appreciation rights (SARs) with respect to 16,667 shares of Common Stock. The exercise price of each option and the initial valuation of each SAR will be equal to the fair market value of the Common Stock of the Company at the date of the grant. The options and SARs will be immediately exercisable non-statutory stock options, will have a term of seven years, and will be subject to all other terms identical to those contained in the Company's 1991 Employee Stock Option Incentive Plan (the "1991 Plan"). The 1991 Plan specifically provides for the grant of stock options and SARs to Mr. Jimirro in accordance with his employment agreement. The 1994 Agreement provides that if Mr. Jimirro's employment is terminated without cause, or is terminated by Mr. Jimirro for cause or under certain other circumstances, including a change in control of the Company (as defined below), then Mr. Jimirro generally is entitled to receive all payments and other benefits which would be due under the 1994 Agreement during its entire term; provided, that such payments would be reduced to the extent that such payments would constitute an "excess parachute payment" under the Internal Revenue Code of 1986, or any successor law applicable to payments of severance compensation to Mr. Jimirro. A "change in control" would be deemed to occur if (a) any person or group becomes the direct or indirect owner of securities with 25% or more of the combined voting power of the Company's then outstanding securities, (b) if there is a significant change in the composition of the Board of Directors of the Company, (c) upon the sale of all or substantially all of the assets of the Company, (d) upon the merger of the Company with any other corporations if the shareholders of the Company prior to the merger owned less than 75% of the voting stock of the corporation surviving the merger or (e) in certain other events. In addition to the foregoing benefits, Mr. Jimirro has the right, if he terminates his employment under certain circumstances (including following a change in control or a breach of the 1994 Agreement by the Company) to serve as a consultant to the Company for a period of five years (the "Consulting Period"). During the Consulting Period, Mr. Jimirro would be required to devote no more than 600 hours per year to the affairs of the Company, and would receive 50% of his salary as in effect on the date of termination of his employment. As a result of the foregoing, the Company would incur substantial expenses if Mr. Jimirro terminates his employment with the Company following a change in control of the Company, which may make the Company a less attractive acquisition candidate. The 1994 Agreement also provides Mr. Jimirro with certain registration rights pursuant to which, beginning in 1992, the Company will be required upon the request of Mr. Jimirro to register the sale of shares of the Company's Common Stock owned by Mr. Jimirro under the Securities Act of 1933. The 1994 Agreement is terminable by the Company only "for cause" as defined therein.

Any employee may participate in any bonus plan which may be established, as well all Employee Stock Option Plans.



In October of 1995 the Financial Accounting Standards Board issued SFAS No.
123. This statement establishes accounting standards for stock-based employee compensation plans. This statement will become effective for the consolidated financial statements in fiscal 1998 and encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Management does not believe the impact of the provisions of the Statement on its assets will be material.


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

The 1994 Plan provides for a maximum number of options to be granted to be the greater of 358,333 or 30% of the Company's outstanding shares less 41,667 shares reserved for issuance under the Non-Employee Director Plan.

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

The 1994 Plan provided for a maximum number of 41,667 options to be granted and further provides for the granting of 1,333 option shares per year to each Non-Employee Director as compensation for his services.

A maximum of 41,667 shares may be issued under the Plan at an exercise price equal to the fair market value of the stock on the date of grant. All options are to be immediately exercisable.


ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the expected beneficial ownership of Common Stock as of October 23, 1998. The table shows the beneficial ownership to each person known to J2 who beneficially own more than 5% of the shares of J2 Common Stock, each current director, and all directors and officers as a group. Except as otherwise indicated, J2 believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


				                              Shares	      Percent
				                           Beneficially	     of
	                               			Owned       	Class


                              				Number      	Percent

James P. Jimirro (2)(3)		        375,333        26.5%
James Fellows (2)(4)	             13,000          (1)
Bruce P. Vann ( 2)(5)	            11,333          (1)
All directors and executive
officers as a group
 (5 persons)		   	               410,833        29.0%

(1)	Less than 1 percent.

(2)	The address for each shareholder listed is 10850 Wilshire Boulevard,
Suite 1000, Los Angeles, California 90024.

(3)	Includes 166,667 stock options granted under the Company's Stock Option
Plan pursuant to Mr. Jimirro's Executive Employment Agreement.

(4)	Includes 13,000 shares of Common Stock purchasable under the Company's
Stock Option Plan.

(5)	Includes 11,333 shares of Common Stock purchasable under the Company's
Stock Option Plan.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


	Bruce P. Vann and the law firms of Kelly Lytton Mintz & Vann LLP, of which he is a partner, performed services as attorneys for the Company. For the fiscal year ended July 31, 1998, Kelly & Lytton Mintz & Vann LLP earned approximately $7,000. Mr. Vann is a director of the Company and, as such, he (or his law firm) may receive additional compensation for services rendered to the Company.





	PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this annual report:

     1.	  	Financial Statements:

		The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report.

     2.		Exhibits:

		The exhibits listed below are filed as a part of this annual report.

		 2.1	Acquisition Agreement dated as of July 31, 1990 between the
Company, J2 Acquisition Corp., National Lampoon, Inc.,
Daniel L. Grodnik, and Tim Matheson, and related Agreement
and Plan of Merger.  (2)

		 3.1	Restated Articles of Incorporation.  (3)

		 3.2	By-laws of the Company.  (3)

   3.3 Certificate of amendment to Articles of Incorporation

		 4.1	Warrant Agreement dated as of October 15, 1990 between the
Company and U.S. Stock of Transfer Corp. (2)

		10.1	Amendment to Employment Agreement between the Company and
James P. Jimirro, dated as of May 26, 1988.  (3)

		10.2	Agreement between National Lampoon, Inc. and New Line Cinema
Corporation, dated as of April 20, 1990.  (2)

		10.3	Lease between the Company and Pacific Properties.  (5)

		10.4	Amended lease between the Company and Pacific Properties.
(4)

		10.5	Second amended lease between the Company and Pacific
Properties. (1)

	        	10.6	"National Lampoon" License Agreement
Termination between National Lampoon, Inc. and Guber-Peters
Entertainment Company, previously named Barris Industries,
Inc., dated October 1, 1990. (1)

	        	10.7	Showtime Agreement (8)

	        	10.8	Jim Jimirro Employment Agreement (8)

		10.9	1994 Stock Option Plan for Employees (9)

		10.10	1994 Stock Option Plan for Non-Employee Directors (9)





	         21.1	List of subsidiaries of  Registrant (8)

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

			(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal year Ended July 31, 1995.

(9) Filed as an Exhibit to that certain
Registration Statement of the Company on Form
 S-8 filed with the Securities and Exchange Commission on May
8, 1995.
(10)





                                         	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 26th day of October, 1998.


                                                 J2 COMMUNICATIONS

October 26, 1998                          By:/s/ James P. Jimirro
                                                 JAMES P. JIMIRRO
                                          	      Chairman of the Board,
                                                 President, and Chief
                                                 Executive Officer (Principal
	                                                 Executive Officer)





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 26th day of October, 1998.

Signatures	                        Title                         Date

/s/ James P. Jimirro	         Chairman of the Board,        October 26, 1998
JAMES P. JIMIRRO	             President, Chief Executive
	                             Officer (Principal
	                             Executive Officer)
	                             and Director

/s/ Rudy R. Patino            Chief Financial Officer       October 26, 1998
RUDY R. PATINO	               (Principal Financial Officer)

/s/ James Fellows   	         Director                      October 26, 1998
JAMES FELLOWS

/s/ Bruce P. Vann   	         Director                      October 26, 1998
BRUCE P. VANN

/s/ John De Simio             Director                      October 26, 1998
JOHN DE SIMI



EXHIBIT 21.1


J2 COMMUNICATIONS

SUBSIDIARIES	                               % OWNED

NATIONAL LAMPOON, INC.                         100
NL COMMUNICATIONS, INC.                        100
STUDIO 21 PRODUCTIONS, INC.                    100
NATIONAL LAMPOON PLAYERS                       100









J2 COMMUNICATIONS AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF JULY 31, 1998 AND 1997
TOGETHER WITH AUDITOR'S REPORT




J2 COMMUNICATIONS AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

JULY 31, 1998




REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    July 31, 1998 and 1997

  Consolidated Statements of Operations
    for each of the three years in the period ended July 31, 1998

  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended July 31, 1998

  Consolidated Statements of Cash Flows
    for each of the three years in the period ended July 31, 1998

  Notes to Consolidated Financial Statements













REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To J2 Communications:

We have audited the accompanying consolidated balance sheets of J2 Communications and subsidiaries (a California corporation) as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J2 Communications and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







October  9, 1998
Los Angeles, California






                             J2 COMMUNICATIONS AND SUBSIDIARIES


                                CONSOLIDATED BALANCE SHEETS

                                AS OF JULY 31, 1998 AND 1997



                                           ASSETS

                                                   	   1998     	   1997

CURRENT ASSETS:
  Cash and cash equivalents	                        $  879,000	  $  641,000
  Short-term investments, at cost	                   1,352,000	     861,000
  Other current assets                                 	55,000	      75,000
	                                                   ----------	  ----------
          Total current assets	                      2,286,000	   1,577,000
                                                   	----------	  ----------

NONCURRENT ASSETS:
  Intangible assets, less accumulated
    amortization of $2,309,000 and
    $2,069,000 in 1998 and 1997, respectively	       3,656,000	   3,896,000
	Other noncurrent assets	                               20,000         	-
                                                   	----------	  ----------
          Total noncurrent assets	                   3,676,000	   3,896,000
	                                                   ----------	  ----------

TOTAL ASSETS	                                       $5,962,000	  $5,473,000
	                                                   ==========	  ==========


The accompanying notes are an integral part of these consolidated balance sheets.





                               J2 COMMUNICATIONS AND SUBSIDIARIES


                                   CONSOLIDATED BALANCE SHEETS

                                   AS OF JULY 31, 1998 AND 1997



                               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  	   1998   	       1997

CURRENT LIABILITIES:
  Accounts payable	                               $  154,000	     $  130,000
  Accrued expenses	                                  846,000	      1,128,000
  Deferred revenues	                                 800,000	        208,000
  Income taxes payable	                               38,000	         38,000
  Common stock payable                              	203,000	        203,000
  Minority Interest	                                 118,000	         84,000
	                                                 ----------	     ----------
          Total current liabilities	               2,159,000       1,791,000
	                                                 ----------	     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value:
      Authorized--2,000,000 shares,
      none issued and outstanding
        in 1998 and 1997	-    	-
    Common stock, no par value:
      Authorized--15,000,000 shares,
      issued and outstanding--
        1,200,000 shares in 1998
        and 1997	                                  8,661,000	      8,654,000
    Note receivable on common stock	                (128,000)	      (121,000)
    Deficit	                                      (4,730,000)	    (4,851,000)
	                                                 ----------	     ----------
          Total shareholders' equity	              3,803,000	      3,682,000
	                                                 ----------	     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	       $5,962,000	     $5,473,000
	                                                 ==========	     ==========








The accompanying notes are an integral part of these consolidated balance sheets.




                           J2 COMMUNICATIONS AND SUBSIDIARIES


                         CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1998

                                       	    1998    	     1997     	   1996
REVENUES:
  Movies, television and theatrical	    $  622,000	   $  970,000	  $  539,000
  Videocassette sales	                       1,000	      219,000	     311,000
  Royalty income	                          160,000	      111,000	     106,000
  Publishing	                                  -   	      56,000	       8,000
  Interest	                                 85,000	       59,000	      77,000
	                                       ----------	   ----------	  ----------
          Total revenues	                  868,000	    1,415,000	   1,041,000
	                                       ----------	   ----------	  ----------
EXPENSES:
  Costs of movies and television	           26,000	       53,000	      26,000
Cost of videocassettes sold	                 5,000	      105,000	     141,000
Royalty expense	                            14,000	       63,000	      37,000
  Magazine editorial, production and
    Distribution                               -	         41,000      	55,000
  Selling, general and administrative	     765,000	      792,000	     725,000
  Amortization of intangible assets	       240,000	      240,000     	240,000
	                                       ----------	   ----------	  ----------
          Total expenses	                1,050,000	    1,294,000	   1,224,000
	                                       ----------	   ----------	  ----------

OTHER INCOME (EXPENSE)	                    343,000	          -   	        -
	                                       ----------   	----------	  ----------
          Income (loss) from
            consolidated operations	       161,000	      121,000	    (183,000)

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARY	                 (34,000)	     (82,000)	    (46,000)
	                                       ----------	   ----------	  ----------
          Income (loss) before
            provision for income taxes     127,000	       39,000	    (229,000)

PROVISION FOR INCOME TAXES	                  6,000	        9,000	       7,000
	                                       ----------	   ----------	  ----------
NET INCOME (LOSS)                      	$  121,000	   $   30,000	  $ (236,000)
	                                       ==========	   ==========	  ==========
INCOME (LOSS) PER COMMON SHARE:

  Basic	                                $     0.10   	$     0.03  	$   (0.20)
	                                       ==========	   ==========	  ==========
  Diluted	                              $     0.10	   $     0.02	  $   (0.20)
                                       	==========	   ==========	  ==========



WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING

  Basic	                                 1,200,000	    1,200,000	   1,200,000
	                                       ==========	   ==========	  ==========
  Diluted	                               1,212,347	    1,214,937	   1,200,000
                                       	==========	   ==========	  ==========




The accompanying notes are an integral part of these consolidated financial statements.



                               J2 COMMUNICATIONS AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1998


                                                                   Notes
	                                             Common Stock	        Receivable
	                                        ------------------------	 on Common
	                                          Shares 	     Amount  	  Stock    	    Deficit  		  Total

BALANCES, July 31, 1995	                 1,200,000	    8,643,000	  (110,000)	  (4,645,000)	 3,888,000

  Accrued interest on notes receivable	        -    	      5,000	    (5,000)	        -    	       -
  Net loss	                                    -    	        -    	     -  	     (236,000)	  (236,000)
	                                        ---------	   ----------	  ---------	  -----------	 -----------
BALANCES, July 31, 1996	                 1,200,000	    8,648,000	  (115,000)	  (4,881,000)	 3,652,000

  Accrued interest on notes receivable	        -    	      6,000	    (6,000)	        -    	      -
  Net income	                                  -    	        -    	     -    	     30,000	     30,000
	                                        ---------	   ----------	  ---------	  -----------	 -----------
BALANCES, July 31, 1997	                 1,200,000	    8,654,000	   (121,000)  (4,851,000)	 3,682,000

  Accrued interest on notes receivable	        -    	      7,000	     (7,000)	       -    	      -
  Net income	                                  -    	        -    	      -    	   121,000	    121,000
                                        	---------	   ----------	   ---------	 -----------	 -----------
BALANCES, July 31, 1998	                 1,200,000	   $8,661,000	  $(128,000) $(4,730,000)	$3,803,000
                                        	=========	   ==========	   =========	 ===========	 ===========





The accompanying notes are an integral part of these consolidated financial statements.





                               J2 COMMUNICATIONS AND SUBSIDIARIES


                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1998

                                             	   1998   	    1997   	     1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)	                        $ 121,000	    $   30,000	  $  (236,000)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Amortization of intangible assets	      240,000	       240,000	      240,000
      Minority interest in income of
        Consolidated subsidiary               	34,000	        82,000	       46,000
      Changes in assets and liabilities
        Accounts payable	                      24,000	        18,000	        3,000
        Accrued expenses 	                   (282,000)	      (19,000)	     (33,000)
        Accrued income taxes	                     -    	         -    	      7,000
        Deferred revenues	                    592,000	        (5,000)	       4,000
        Other	                                 20,000    	    22,000	      (61,000)
                                          	----------	    ----------	    ----------
          Net cash provided by (used in)
            operating activities	             749,000	       368,000	      (30,000)
                                          	----------	    ----------	    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments	      (1,641,000)	   (1,053,000)	  (1,349,000)
  Sale of short-term investments	           1,150,000	     1,206,000	    1,289,000
  Distribution to minority shareholders	          -    	         -    	    (91,000)
	Deposit on Equipment	                        (20,000)	          -    	        -
	                                          ----------	    ----------	    ----------
          Net cash (used in) provided by
            investing activities	            (511,000)	      153,000	     (151,000)
                                          	----------	    ----------	    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS	                               238,000	       521,000	     (181,000)

CASH AND CASH EQUIVALENTS,
  beginning of year	                          641,000	       120,000	      301,000
                                          	----------	    ----------	    ----------
CASH AND CASH EQUIVALENTS,
  end of year	                             $  879,000	    $  641,000	   $  120,000
                                          	==========	    ==========	    ==========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION--
    Cash paid during the year for
      income taxes	                        $    6,000	    $    9,000	   $     2,000
                                          	==========	    ==========	    ==========





The accompanying notes are an integral part of these consolidated financial statements.




J2 COMMUNICATIONS AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 1998




1.	Summary of Significant Accounting Policies

	Organization and Principles of Consolidation

J2 Communications (the "Company"), a California Corporation, was formed in March, 1986, and was primarily engaged in the acquisition, development and production of entertainment and special-interest videocassette programs and the marketing, distribution and licensing of these programs for retail sale in the home video market. In fiscal 1991, the Company acquired all of the outstanding shares of National Lampoon Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in various aspects of the publishing and entertainment industries. In December, 1992, in consideration for the default of certain intercompany notes from NLI to the Company, NLI assigned the rights to the majority of its assets in full satisfaction of the notes.
 Included in these assets was NLI's 100 percent ownership interest in NL Communications, Inc., and Heavy Metal, Inc., which, upon this assignment, became subsidiaries of the Company.

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

Intangible Assets

Intangible assets consist primarily of the right to license the "National Lampoon" name and are being amortized straight-line over a twenty-five year period. Management continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, or the inability of the Company to renew, extend or replace existing contracts as they expire, including licensing of the "National Lampoon" name. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted net income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.

The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets is dependent on the continued licensing of the "National Lampoon" name for use in feature films, video, television and audio distribution and merchandising or other appropriate opportunities. The Company has received approximately $6,223,000 in licensing revenues since the acquisition of the "National Lampoon" name in 1990. The Company is in the process of negotiating other licensing agreements and the development of concepts, programs, and other opportunities that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

In evaluating if there has been an impairment in the value of its long-lived assets, the Company follows the guidelines of SFAS No. 121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that through the realization of future licensing agreements, expected future cash flows relating to the intangible asset will result in the recovery of the carrying amount of such asset.

Per Share Information

The Company has adopted SFAS No. 128, "Earnings Per Share", effective for the quarter-ended January 31, 1998. All prior period EPS data presented has been restated to conform with the provisions of this statement. The adoption of SFAS No. 128 had no impact on diluted earnings per share for any periods presented.

On October 21, 1998, the Company held a special shareholders meeting where a 3:1 reverse stock split was voted on and approved. In consideration of this subsequent event, all periods presented have been restated to retroactively reflect the decreased number of shares outstanding.

A summary of the shares used to compute earnings per share is as follows:

                                    Year-ended   Year-ended   Year-ended
                                     July 1998    July 1997    July 1996

Weighted average common shares
used to compute basic EPS            1,200,000    1,200,000    1,200,000

Stock Options                           12,347       14,937          -
                                    ----------    ---------    ---------

Weighted average common shares
used to compute diluted EPS          1,212,347    1,214,937    1,200,000
                                    ==========   ==========   ==========


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



Stock-Based Compensation

During 1997, the Company adopted SFAS No. 123. This statement establishes accounting standards for stock-based employee compensation plans. This statement encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. The adoption of the statement did not have a material effect on the consolidated financial statements.

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

New Financial Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of An Enterprise and Related Information" which are effective for the financial statements for periods beginning after December 15, 1997. The adoption of these statements will not have a material effect on the consolidated financial statements.

Reclassifications

Certain items in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

2.	Short-Term Investments

Short-term investments consist of United States Treasury bills and notes with original maturities of between three and twelve months. The following is an analysis of short-term investments:

	                                            1998   	      1997

US Government obligations, cost	          $1,352,000	    $861,000
Gross unrealized holding gains	               12,000	      26,000
	                                         ----------	  ----------
US Government obligations, fair value	    $1,364,000	    $887,000
	                                         ==========	  ==========


No provision has been made for the change in market value for these investments, as the Company intends to hold them until maturity. In determining realized net gains, the cost of the securities sold is based on specific identification.



3.	Deferred Revenues

Deferred revenues consist of the following:

                                                   1998  	      1997

	Deferred videocassette revenues	                $   -   	    $126,000
	Unearned subscription revenues	                     -   	      82,000
	Deferred television revenues	                    800,000	         -
                                               		--------	    --------
	                                               	$800,000	    $208,000
		                                               ========	    ========

4.    Accrued Expenses

Accrued expenses consist of the following:

                                                   1998  	       1997

	Accrued Royalties	                             $  312,000	   $  499,000
	Reserve for contingent payment on
	  sale of stock	                                  158,000	      158,000
	Deferred salary	                                  189,000	      189,000
	Stock appreciation rights                         	17,000       	37,000
	Legal expenses and other                         	170,000	      245,000
		                                               ---------	    ---------
		                                              $  846,000	   $1,128,000
	                                      	         =========	    =========

Certain royalties and other expenses accrued in previous years were settled in fiscal year 1998 at reduced levels. The reduction in these accruals is reflected in other income (expense) in the accompanying consolidated statement of operations.

5.	Commitments and Contingencies

	Made-For-Cable Agreement

	In March 1994, the Company signed an agreement with Showtime Networks Inc. ("Showtime") to produce seven movies over a three year period to be aired initially on the Showtime Network or The Movie Channel. The agreement provides for the payment of a license fee to National Lampoon upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. The Showtime agreement has now expired, with only four made-for-cable movies produced, and as such, the fifth through seventh movies will not be produced. Showtime has paid the producer fees due for all movies as of July 31, 1998.

Revenue recognized under this agreement totaled $300,000, $300,000, and $150,000 for the years ended July 31, 1998, 1997, and 1996, respectively.



In April 1998, the Company entered into a $800,000 agreement with International Family Entertainment, Inc. ("IFE"), whereby IFE has certain exclusive rights to the "National Lampoon" brand (including name, logos, and related elements), in connection with US television series and made-for-TV movies during the 1998-99 telecast season. IFE has the option to extend this agreement for an additional four years, with an increase of 7-1/2% annually. As the $800,000 annual fee was received by J2 Communications in June 1998 for the television season beginning in August 1998, the Company deferred this income until fiscal year 1999.

	Motion Picture Agreement

NLI and New Line Cinema Corporation ("New Line") entered into an agreement, effective September 11, 1991, regarding the development, production, financing and distribution of three "National Lampoon" motion pictures. The agreement provided NLI with a non-refundable advance of $375,000 upon the execution of the agreement. The agreement was subsequently amended to extend its term through April 1, 1996.

The compensation to be received by NLI as a result of the use of its name is $250,000 for each of three motion pictures (payable on commencement of principal photography of the applicable film) plus
2-1/2 percent of distributors' gross receipts, as defined from all media in connection with the motion pictures. Revenues recognized under this agreement totaled $84,000, $118,000 and $166,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

As of April 1, 1996, New Line had failed to produce the third motion picture due under the agreement, which was not extended further.

Reserve for Contract Payment on Sale of Stock

The Company has its videocassettes for the domestic market duplicated primarily by an independent duplication company, Technicolor Videocassette, Inc. ("Technicolor"), which warehouses the videocassettes and fulfills and ships orders for the Company. In April 1993, pursuant to a settlement agreement regarding an outstanding balance, the Company issued to Technicolor 157,000 shares of its common stock (equivalent to 52,333 shares after the reverse stock split) valued at $176,000, and a note in the amount of $87,000 to satisfy obligations owed to Technicolor. The Company paid the balance of the note in full during fiscal 1995. The agreement provides for an additional cash payment in the event that such common stock is sold, within a specified time period, for less than $2 per share (equivalent to $6 after the reverse split). The Company has recorded a liability, included in accrued expenses, at July 31, 1998 and 1997, in the amount of $158,000, as a reserve against such contingent payments.

Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture, which only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $124,000, $328,000, and $184,000 for each of the three years in the period ended July 31, 1998. Of this revenue the minority interest's share totaled $34,000, $82,000, and $46,000, respectively.

Leases

The Company is obligated under an operating lease expiring on September 30, 2000, for its office facility in Los Angeles, California. The facility lease includes certain provisions for rent adjustments based upon changes in the lessor's operating costs and increases in the Consumer Price Index.

The Company is obligated under an operating lease expiring in September of 2002 for equipment located at its office facility.

The Company is also obligated under an operating lease expiring in November of 1999 for an automobile leased on behalf of an employee of the Company.

The Company is committed to future minimum lease payments for the following years:

                 Building        Equipment       Total
1999               86,000          9,000        94,000
2000               89,000          2,000        91,000
2001               15,000          2,000        17,000
2002                 -             2,000         	-
	                --------	       -------	    	--------
Total            $190,000        $15,000      $202,000
                 ========        =======      ========


Rent expense totaled $89,000 and $79,000 for the years ended July 31, 1998 and 1997, respectively, and $79,000, net of sublease income of $5,000 for the year ended July 31, 1996.

Equipment lease expense totaled $2,000, $8,000, and $18,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

Royalty Agreements

Pursuant to a royalty agreement between NLI and The Harvard Lampoon, Inc. ("HLI"), NLI is required to pay HLI a royalty of up to 2 percent on all revenues derived from sales of any magazine or other publication using the name "Lampoon" as part of its title and a royalty of up to 2 percent of pretax profits, as defined in the agreement, on non-publishing activities using such name. Royalties payable under this agreement totaled $13,000, $19,000, and $11,000 for the years ended
July 31, 1998, 1997, and 1996, respectively.

The Company has entered into various royalty agreements with the producers of videocassettes distributed by the Company. The Company is required to pay a royalty, according to each individual agreement, of a percentage of gross receipts, less certain expenses. Royalty expense under these agreements totaled $2,000, $45,000 and $26,000 for the years ended July 31, 1998, 1997, and 1996, respectively.

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

Employment Agreement

The Company has entered into an employment agreement dated July 1, 1994, with its President and Chief Executive Officer. The agreement is for seven years and provides annual base compensation of $475,000, with annual increases of the greater of 9 percent or 5 percent plus the percentage increase in the Consumer Price Index. Previously, the President had reduced the amount of salary he receives to $191,000. The President does not expect to receive the difference between the amount received and the amount provided for under the agreement unless there is a change in control of the Company, as defined by the agreement.

In addition, an annual bonus is payable to the President if the Company's pretax income exceeds specified levels. The amount is based on pretax earnings of the Company ranging from 5 percent to 9 percent over certain minimums. If earnings exceed $7,000,000, the President shall be entitled to such incentive compensation, as may be determined by the Board of Directors based upon the President's service and performance on behalf of the Company and the profitability of the Company. A bonus of $100,000 was earned during the year ended July 31, 1995. No bonus was earned in 1998, 1997 or 1996. Deferred bonuses for the President, included in accrued expenses, totaled $100,000 at July 31, 1998 and 1997. In addition, certain officers have deferred salary of $89,000 at July 31, 1998 and 1997, also included in accrued expenses.

The Company has also granted the President options to purchase
16,667 shares of its common stock and 16,667 stock appreciation rights (see Note 7) for each year of his employment contract. The price for each will be based on the fair value of the stock at the date of issuance.

Litigation

	The Company, NLI and the officers and directors of NLI became the defendants in a lawsuit in regard to the acquisition of NLI by the Company.  The shareholders of NLI (the "Plaintiffs") filed the claim in respect to the tax treatment of the transaction to the individual shareholders of NLI.
 The Company entered into a settlement agreement in August 1991, which must still be approved by the courts, under which the Company will issue an additional 41,667 shares of its common stock to the Plaintiffs and for the payment of attorneys' fees.  The value of the shares to be paid has been accounted for as a liability of $203,000 at July 31, 1998,
1997, and 1996 as the shares have not been issued and the settlement has not been approved.

On August 20, 1996, counsel for HLI filed a demand for arbitration with the American Arbitration Association, asserting that the Company underpaid royalties payable under the HLI royalty agreement by approximately $226,000, plus unspecified late charges, for the period July 1, 1992, through June 30, 1995, based upon HLI's interpretation of the agreement. By agreement of both parties arbitration has been stayed and the dispute is currently under mediation. Settlement discussions are continuing. Management believes that this claim will not have a material effect on the consolidated financial statements.

6.	Notes Receivable on Common Stock

	In 1986, the Company issued 800,000 shares of common stock (equivalent to 266,667 shares after the reverse stock split) to certain of its officers and directors pursuant to its Restated Stock Purchase Plan.
The shares were issued with 50 percent of the purchase price payable at the time of issuance and the remainder due in five years. The unpaid balance is due from the Company's President and Chief Executive Officer and bears interest at the rate of 10 percent, under promissory notes secured by the stock in favor of the Company.

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

A summary of the stock options outstanding is below:


                                  Number of	     Option		     Weighted Average
                                  	Options		     Price	        Exercise Price
                               	  Outstanding	   Range    	    Per Share

 Balance, July 31, 1995	            177,000		   $1.68 - $4.44	     $3.27
	             Granted	               21,000	    $3.24 - $3.57	     $3.30
		                                 --------	    -------------  --------------
 Balance, July 31, 1996	            198,000	    $1.68 - $4.44	     $3.30
	             Granted	               38,000	    $2.64 - $3.39	     $3.00
	            Canceled	              (23,000)	   $3.18 - $3.57	     $3.39
		                                 --------	    -------------  --------------
 Balance, July 31, 1997	            213,000	    $1.68 - $4.44	     $3.24
              Granted	               44,000     $1.68 - $3.00	     $2.10
	            Canceled	               (8,000)    $2.63 - $3.19	     $3.09
		                                 --------	    -------------  --------------
 Balance, July 31, 1998	            249,000	    $1.68 - $4.44		    $3.03
		                                 ========	    =============	 ==============


Of the options outstanding as of July 31, 1998, 1997, and 1996, 214,000, 192,000, and 188,000, respectively, were exercisable with a weighted average exercise price of $3.18, $3.27, and $3.30, respectively. The weighted average remaining contractual life of the options outstanding as of July 31, 1998 was
2.62 years.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" issued October 1995. In accordance with provisions of SFAS No.123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                   Years ended July 31,
		     	                                           --------------------
			                                                 1998	          1997

Net income (loss)-as reported	 	                  	$121,000	      $30,000
Net income-pro-forma	                              $ 76,000	      $ 9,000
Basic Earnings (loss) per share
as reported	                                       $   0.10	      $  0.03
Diluted Earnings (loss) per share
as reported	                                       $   0.10	      $  0.02
Basic Earnings per share-pro-forma	                $   0.06	      $  0.01
Diluted Earnings per share-pro-forma	              $   0.06	      $  0.01


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



	Expected dividend yield	                  0.00%
	Expected stock price volatility	         79.84%
	Risk free interest rate	                  5.83%
	Expected life of options	                 6.89 years

The weighted average fair value of options granted during fiscal 1998 and 1997 is $1.50 and $1.08, respectively.

Warrants

In connection with its acquisition of NLI in 1990, the Company issued 594,333 Series A warrants (including 49,000 warrants issued to certain creditors). The warrants expired on December 31, 1997.

Stock Appreciation Rights

The President and Chief Executive Officer of the Company has stock appreciation rights which entitle the officer to receive cash equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. As of July 31, 1998 and 1997, appreciation in these rights amounted to approximately $17,000 and $37,000. This amount has been included as an accrued liability in the accompanying consolidated balance sheets.

At July 31, 1998, a total of 133,333 rights were outstanding with exercise prices of between $1.68 and $4.44 per share.

8.	Related Party Transactions

	Legal fees of $7,000, $3,000 and $12,000, included in selling, general and administrative expenses, were incurred during fiscal 1998, 1997 and 1996, respectively, for services from legal firms, one of whose partners is a director of the Company.

	See Note 6 for discussion of a note receivable from the Company's President and Chief Executive Officer.



9.	Income Taxes

	The provision for income taxes is comprised as follows:

	                                       1998  	      1997      	  1996

	Current:
	  State	                              $6,000	      $9,000	      $7,000
	  Federal	                               -  	         -  	         -
	Adjustment to valuation
	  allowance:
	  State	                                 -           	-           	-
		                                    -------	     -------     	-------
                                     		$6,000      	$9,000      	$7,000
		                                    =======	     =======	     =======


A reconciliation between the statutory federal rate and the Company's effective rate follows:

	                                       1998      	  1997      	  1996

	Statutory federal
	  income tax rate (benefit)	            34%	         34%	        (34)%
	State income taxes	                      7	          19           	3
	Benefit of unrecognized prior
	  year losses	                        (190)	       (185)         	48
	Amortization of intangible
	  assets	                               64	         173	          36
	Other	                                  92         	(22)	        (50)
		                                  -------	      -------	     -------
	Effective rate                          	7%	         19%          	3%
		                                  =======	      =======	     =======


At July 31, 1998, the tax effect of deductible timing differences and carryforwards is comprised of the following:

	Net operating loss carryforwards	           $507,000
	Accrued liabilities and contingencies	       136,000
	Royalty reserves	                            131,000
	Deferred income	                             320,000
		                                        -----------
	                                          	1,094,000
	Valuation allowance	                      (1,094,000)
		                                        -----------
	Net deferred tax asset	                         -
		                                        ===========


	At July 31, 1998, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $1,268,000, expiring at various dates through 2011.



10.	Major Customers

During the year ended July 31, 1998, the Company received $300,000 in revenues from two motion picture licensees representing 25% of total revenues. During the year ended July 31, 1997, the Company received $300,000 in revenues from a motion picture licensee representing 24% of total revenues. During the year ended July 31, 1996, the Company received $166,000 and $150,000 from two motion picture licensees representing 17% and 15% of total revenues.





EXHBIT 3.3


                          CERTIFICATE OF AMENDMENT
                                      TO
                         ARTICLES OF INCORPORATION
                                      OF
                             J2 COMMUNICATIONS

The undersigned, James P. Jimirro, the Chairman of the Board, President and Chief Executive Officer, and Rudy Patino, the Secretary, of J2 Communications, a corporation duly organized and existing under the laws of the State of California (the "Company"), do hereby certify:

  1. That they are the Chairman of the Board, President and Chief Executive Officer and Secretary, respectively, of the Company.

  2. Article IV of the Company's Restated Articles of Incorporation is hereby amended to read in its entirety as follows:

  "IV. Capital.

  (a) The corporation is authorized to issue two (2) classes of shares designated as "Preferred Stock" and "Common Stock" respectively. The number of shares of Preferred Stock authorized to be issued is 15 millon (15,000,000).

  (b) Upon a Certificate of Amendment to this Restated Articles of Incorporation, as amended, becoming effective pusuant to California General Corporations Law, and without any further action on the part of the Company General Corporations Law, and without any further action on the part of the Company or its shareholders, each three (3) shares of issued and outstanding shares of Common Stock shall be combined into one (1) outstanding share of Common Stock. Each shareholder who would otherwise be entitled to receive a fractional share shall receive a whole share of Common Stock at no additional cost.

  3. The foregoing amendment of the articles of incorporation has been duly approved by the board of directors of the Company.

  4. The foregoing amendment of the articles of incorporation has been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. There are no outstanding shares of preferred stock. The total number of outstanding shares of Common Stock of the corporation is 3,599,990. The number of shares voting in favor of the amendment was 3,038,536 shares, which amount equals or exceeds the vote required. The percentage vote required was more than 50%.

     We further declare under penalty of prejury under the laws of the State of California that the matters set forth in this certificate are true and correct of our knowledge.


                                                 ___________________________
                                                 JAMES P. JIMIRRO, President
                                                 And Chief Executive Officer

   Dated:  October 21, 1998                      ___________________________
                                                 RUDY PATINO, Secretary