Form 10-Q
period 1998-10-31
J2 COMMUNICATIONS /CA/
filed 1998-12-15
CIK 798078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1998    Commission File #0-15284
--------------------------------------------------------------------------------



                                J2 COMMUNICATIONS
             (Exact name of registrant as specified in its charter)


        California                                95-4053296
----------------------------              ----------------------------
(State or other jurisdiction              (IRS Employer Identification
incorporation or organization)                      Number)


10850 Wilshire Blvd., Ste. 1000, Los Angeles, CA  90024
--------------------------------------------------------------------------------
                     (Address of principal executive office)


Registrant's telephone number, including area code: 310-474-5252
                                                   ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date: 1,200,000 common shares, no par value were outstanding as of December 1, 1998.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                  Unaudited
Assets                                             10/31/98              7/31/98
                                                -------------         -------------
Cash and cash equivalents                       $   1,087,000         $     879,000
Short-term investments                              1,158,000             1,352,000
Accounts receivable - net                              34,000                 7,000
Intangible assets, less accumulated
  amortization of $2,369,000 and
  $2,309,000 as of 10/31/98 and
  7/31/98, respectively                             3,596,000             3,656,000
Other assets                                           73,000                68,000
                                                -------------         -------------
Total assets                                    $   5,948,000         $   5,962,000
                                                =============         =============


Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                                $     193,000         $     154,000
Accrued expenses                                      524,000               519,000
Accrued royalties                                     311,000               327,000
Accrued income taxes                                   38,000                38,000
Deferred income                                       500,000               800,000
Common stock payable                                  203,000               203,000
Minority Interest                                     182,000               118,000
                                                -------------         -------------
Total liabilities                                   1,951,000             2,159,000
                                                -------------         -------------

Shareholders' Equity:

Preferred stock, no par value;
  Authorized 2,000,000 shares;
  none issued and outstanding                              --                    --

Common stock, no par value;
  authorized 15,000,000 shares;
  issued and outstanding, 1,200,000
  as of 10/31/98 and 7/31/98                        8,663,000             8,661,000
Less: notes receivable on common stock               (130,000)             (128,000)
Deficit                                            (4,536,000)           (4,730,000)

                                                -------------         -------------
Total shareholders' equity                          3,997,000             3,803,000

                                                -------------         -------------
Total liabilities and
shareholders' equity                            $   5,948,000         $   5,962,000
                                                =============         =============



The accompanying notes are an integral part of these consolidated balance sheets.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997


                                                        1998                  1997
                                                    -------------         -------------
Revenues:
 Movies, television, and theatrical                 $     554,000         $     149,000
 Video sales, net of returns                                3,000                 1,000
 Royalty income                                            20,000                49,000
 Magazine                                                  27,000                    --
 Other                                                         --               112,000
                                                    -------------         -------------
  Total revenues                                          604,000               311,000
                                                    -------------         -------------

Costs and expenses:
 Cost of videocassettes sold                                2,000                 3,000
 Royalty expense                                            9,000                10,000
 Cost of movies, television and theatrical                 55,000                    --
 Cost of Magazine                                          45,000                    --
 Selling, general and administrative                      180,000               180,000
 Amortization of intangible assets                         60,000                60,000

                                                    -------------         -------------
   Total expenses                                         351,000               253,000

                                                    -------------         -------------
Income from operations                                    253,000                58,000
Other Income (Expense)

 Interest income                                           16,000                17,000
 Minority Interest in income of
  consolidated subsidiary                                 (64,000)              (31,000)
                                                    -------------         -------------


Income before income taxes                                205,000                44,000

Provision for income taxes                                 11,000                 6,000

                                                    -------------         -------------
Net income                                          $     194,000         $      38,000
                                                    =============         =============

Income per common share:

 Basic and diluted  income per share                $        0.16         $        0.03
                                                    =============         =============

 Weighted average number of shares
  of common stock outstanding                           1,200,000             1,200,000
                                                    =============         =============


The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997


                                                     1998                  1997
                                                -------------         -------------
Cash flows from operating activities:

Net income                                      $     194,000         $      38,000
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

    Amortization of intangible assets                  60,000                60,000
    Minority interest in income
      of consolidated subsidiary                       64,000                31,000

    Changes in assets and liabilities:
    Accounts receivable, net                          (27,000)               11,000

    Other Assets                                       18,000               (13,000)

    Accounts payable                                   39,000                 3,000
    Accrued expenses                                    5,000                21,000

    Accrued royalties                                 (16,000)             (111,000)
    Deferred revenues                                (300,000)              (45,000)

                                                -------------         -------------
    Net cash provided by (used in)
    operating activities                               37,000                (5,000)
                                                -------------         -------------



Cash flows from investing activities:

    Purchase of property and equipment                (23,000)                   --
    Purchase of short-term investments                     --              (192,000)
    Sale of short-term investments                    194,000               288,000
                                                -------------         -------------


    Net cash provided by investing
     activities                                       171,000                96,000
                                                -------------         -------------

Net increase in cash
 and cash equivalents                                 208,000                91,000

Cash and cash equivalents,
 beginning of quarter                                 879,000               641,000

                                                -------------         -------------
Cash and cash equivalents,
 end of quarter                                 $   1,087,000         $     732,000
                                                =============         =============


The accompanying notes are an integral part of these consolidated financial statements.

                                J2 COMMUNICATIONS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998


Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1998, as included in the Company's 1998 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report relating to the July 31, 1998 balance sheet is included in the Annual Report. Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of October 31, 1998, and the results of its operations and cash flows for the periods ended October 31, 1998 and 1997 respectively, have been made. Operating results for the three-month period ended October 31, 1998, are not necessarily indicative of the operating results for the entire fiscal year.


Earnings Per Share

The Company has adopted SFAS No. 128,"Earnings Per Share", for the period commencing in its quarter ending January 31, 1998. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings per share was 1,200,000 in the three months ended October 31, 1998 and October 31, 1997. Options of 249,500 shares for the period ending October 31, 1998 and 214,000 shares for the period ending October 31, 1997, were antidilutive for the periods.

Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture of which the only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $251,000 and $123,000 for the periods ended October 31, 1998 and 1997. Of this revenue, the minority interest's share totaled $64,000 and $31,000, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


Results of Operations

Quarter Ended October 31, 1998 Versus October 31, 1997

Total revenues for the current quarter were $604,000 compared with $311,000 in the prior year quarter. Movies, television and theatrical revenues were $554,000 compared with $149,000 in the prior year quarter. The increase was due primarily to the recognition of $300,000 of revenue on the licensing of two original made-for-television movies per the Company's agreement with International Family Entertainment, Inc. In addition, the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978 increased $128,000 from the prior year period. Video sales net of returns were $3,000 up $2,000 from the prior year quarter. The Company has de-emphasized this segment of its business due to declining profitability. Royalty income decreased $29,000 to $20,000 from $49,000 from the prior year quarter, primarily due to taking into income in the prior year quarter the balance of an advance license fee. Magazine revenue was $27,000 in the current quarter compared to no revenue in the prior year quarter owing to the Company not publishing the magazine in the prior year quarter. Other income decreased to zero this year from $112,000 in the prior year quarter owing to no accrual reversals being recorded in the current year quarter.

Royalty expense decreased $1,000 to $9,000 compared to $10,000 in the prior year quarter.

Cost of movies, television and theatrical increased to $55,000 in the current year quarter primarily due to the payment required on the "GPEC" rights agreement. No costs were required to be paid in the prior year quarter.

Cost of Magazine was $45,000 in the current year quarter for the publication of the "National Lampoon" magazine. The magazine was not published in the prior year quarter.

Selling, general and administrative expenses were unchanged at $180,000 in the current quarter, compared with $180,000 in the corresponding prior year quarter. The Company experienced increased legal expenses related to the Harvard Lampoon settlement negotiations, which were offset by a reduction in salary expenses.

There was no significant provision for income taxes in either quarter because of the utilization of tax loss carryforwards.

Net income for the current quarter was $194,000, equal to $0.16 per share, compared with a net income of $38,000 in the corresponding prior year quarter, equal to $0.03 per share. The increase is primarily due to the increase in revenues from licensing of television movies related to the International Family Entertainment, Inc. agreement.

On October 1, 1998, the Company entered into two agreements with Harvard Lampoon, Inc. ("HLI") to settle all outstanding past disputes and to confirm the Company's exclusive ownership of the National Lampoon trademark in a wide variety of areas, including all media currently being used as well as restaurant services and new electronic media not contemplated in earlier agreements. Under the agreement the Company will give up the right and obligation to publish new issues in print of National Lampoon magazine, which in recent years detracted from the Company's financial results. The Company has retained full rights to its extensive library of past issues of the magazine. The Company will deliver 16,667 shares (as adjusted per the reverse split) of common stock to HLI and increased the royalty level for certain expanded rights of exploitation, but the financial terms between the Company and HLI for the Company's ongoing and exiting operations remain the same.

The Company believes the new agreement represents a significant improvement for the Company, as the agreement clarifies the relationship with HLI, expands opportunities for business activities, and reduces the possibility of future disputes with HLI (which have occurred periodically over three decades). Moreover, the Company is now relieved of the financial obligation of publishing the magazine.

The impact of the settlement resulted in no material impact on the financial results of operations of the Company.


Liquidity and Capital Resources

Cash and short-term investments at October 31, 1998 totaled $2,245,000, an increase of $14,000 from the July 31, 1998 fiscal year end.

The Company has no current plans for any significant capital expenditures in its current line of business and believes that its current level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1999.

Cash Flows

For three months ended October 31, 1998 compared to three months ended October 31, 1997.

Net cash provided by operating activities increased $42,000, primarily due to an increase in net income, accounts payable, other assets and minority interest in income of consolidated subsidiary, partially offset by a reduction in deferred revenue, accrued royalties and increase of net accounts receivable. Net cash provided by investing activities increased by $75,000 from the prior year quarter due to increased cash flow from sales of short-term investments. The Company had no cash flows from financing activities in either quarter.


PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

On March 10, 1997 counsel for Harvard Lampoon, Inc. ("HLI") filed a demand for arbitration with the American Arbitration Association, asserting that the Company underpaid royalties under the HLI royalty agreement by approximately $226,000, plus unspecified late charges, for the period from July 1, 1992, through June 30, 1995, based on HLI's interpretation of the agreement. By agreement of both parties arbitration was stayed in order to mediate the dispute under the auspices of the Judicial Arbitration and Mediation Services.

On October 1, 1998, the parties participated again in a mediation in New York, outcome of which resulted in an agreement which consolidates the terms of the 1969 agreement and the 1977, 1983, and 1998 amendments thereto into a new "Agreement" which became effective as of October 1, 1998. Concurrently with the execution of this Agreement, the parties have entered into the "Settlement Agreement and Mutual General Releases" agreement effective as of October 1, 1998, which releases and forever discharges J2 and HLI from any and all actions against each other. The full terms and conditions set out in the new agreements are included as Exhibit 1 under Item 6.

The impact of the settlement resulted in no material impact on the financial condition or results of operation of the Company.


Item 2 - Changes in Securities

               None

Item 3 - Defaults Upon Senior Securities

               None

Item 4 - Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Company was held on September 16, 1998. James Jimirro, James Fellows, Bruce Vann and John DeSimio were each elected to the board of directors until the next annual meeting or until their successors are elected and qualified. The other proposal submitted for shareholder approval at the special meeting along with the results of voting is as follows:

The approval of an amendment to the Company's Articles of Incorporation to effect a 1 for 3 reverse stock split of the Company's outstanding common stock. This proposal was approved by a vote of 3,038,536 for and 234,652 against with 14,698 abstentions and no broker non-votes. The split has been retroactively reflected in the income statements.

Item 5 - Other Events

On August 13, 1998 the Company was notified by Nasdaq that the Company's security was not in compliance with the new minimum bid price requirement, pursuant to NASD Marketplace Rule 431(c) (04), which became effective February 23, 1998. As a result, the Company was provided with 90 calendar days, which expired November 13, 1998, in order to regain compliance with this standard.

On November 9, 1998 the Company was notified by Nasdaq that its staff had reviewed the Company's common stock trading history with respect to the closing bid price and had deemed that the Company was in compliance with the new bid requirement for continued listing on the Nasdaq Stock market.

The Company believes that it will be able to comply with the Nasdaq requirements for minimum bid price, pursuant to NASD Marketplace Rule 431(c) (04), but no assurance can be given that the Company will be able to continue to maintain the minimum bid price requirement on a going forward basis.

Item 6 - Exhibits And Reports On Form 8-K

       (a) Exhibits
           Exhibit 1 - 1998 Agreement between The Harvard Lampoon, Inc. and J2 Communications and settlement agreement and mutual general release agreement.
           Exhibit 27 - Financial Data Schedule

       (b)   Reports on Form 8-K
             None filed during the Quarter

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.


                                     J2 COMMUNICATIONS


Date  December 15, 1998      By:    /s/ JAMES P. JIMIRRO
      -----------------          -----------------------------
                                        JAMES P. JIMIRRO
                                        Chairman of the Board
                                        President
                                        (Principal Executive Officer)



Date  December 15, 1998      By:    /s/ RUDY R. PATINO
      -----------------          -----------------------------
                                        RUDY R. PATINO
                                        Chief Financial Officer
                                        (Principal Financial Officer)