Form 10-Q
period 1999-01-31
J2 COMMUNICATIONS /CA/
filed 1999-03-17
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                       ---------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1999       Commission File #0-15284

                         J2 COMMUNICATIONS
                  -------------------------------------
             (Exact name of registrant as specified in its charter)

           California                            95-4053296
         -------------                        ---------------
     (State or other jurisdiction       (IRSEmployer Identification
     incorporation or organization)                 Number)

             10850 Wilshire Blvd., Ste. 1000, Los Angeles, CA 90024
             ------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: 310-474-5252
----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X ______ No

Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date: 1,217,000 common shares, no par value were outstanding as of March 1, 1999.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    Unaudited
                                                    01/31/99           07/31/98

Assets

Cash and cash equivalents ....................     $ 1,272,000      $   879,000
Short-term investments .......................         770,000        1,352,000
Accounts receivable - net ....................          34,000            7,000
Intangible assets, less accumulated
  amortization of $2,428,000 and
  $2,308,000 as of 01/31/99 and
  7/31/98, respectively ......................       3,536,000        3,656,000
Other assets .................................          69,000           68,000

Total assets .................................     $ 5,681,000      $ 5,962,000
                                                   ===========      ===========


Liabilities and Shareholders' Equity

Liabilities:

Accounts payable .............................     $   184,000      $   154,000
Accrued expenses .............................         458,000          519,000
Accrued royalties ............................         308,000          327,000
Accrued income taxes .........................          38,000           38,000
Deferred income ..............................         334,000          800,000
Common stock payable .........................         203,000          203,000
Minority Interest ............................         183,000          118,000
                                                   -----------      -----------
Total liabilities ............................       1,708,000        2,159,000
                                                   -----------      -----------

Shareholders' Equity:

Preferred stock, no par value;
  Authorized 2,000,000 shares;
  none issued and outstanding ................            --               --

Common stock, no par value;
  authorized 15,000,000 shares;
  issued and outstanding, 1,217,000
  as of 01/31/99 and 1,200,000
  as of 7/31/98 ..............................       8,700,000        8,661,000
Less: notes receivable on common stock .......        (131,000)        (128,000)
Deficit ......................................      (4,596,000)      (4,730,000)

Total shareholders' equity ...................       3,973,000        3,803,000

Total liabilities and

shareholders' equity .........................     $ 5,681,000      $ 5,962,000
                                                   ===========      ===========



The accompanying notes are an integral part of these consolidated balance sheets.


J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

                                                    3 mos.        3 mos.           6 mos.    6 mos.
                                                    Ended         Ended            Ended     Ended

                                                 01/31/99       01/31/98         01/31/99   01/31/98
                                               -----------    -----------       ---------- -----------
Revenues:

Movies, television, and theatrical ........   $   167,000    $   303,000    $   721,000    $   451,000
 Video sales, net of returns ..............         4,000         (5,000)         6,000         (4,000)
Royalty income ............................         6,000          3,000         34,000         52,000
 Other ....................................          --            1,000         21,000        114,000
                                              -----------    -----------    -----------    -----------

  Total revenues ..........................       177,000        302,000        782,000        613,000

Costs and expenses:

 Cost of videocassettes sold ..............         4,000          1,000         65,000          4,000
 Royalty expense ..........................          --            8,000         12,000         17,000
 Cost of movies, television and theatrical           --             --           54,000           --
 Selling, general and administrative ......       199,000        224,000        361,000        405,000

 Amortization of intangible assets ........        60,000         60,000        120,000        120,000

   Total expenses .........................       263,000        293,000        612,000        546,000

Income from operations ....................       (86,000)         9,000        170,000         67,000

Other Income (Expense)

 Interest income ..........................        25,000         25,000         38,000         42,000
 Minority Interest in income of
  consolidated subsidiary .................          --           (1,000)       (64,000)       (32,000)


Income (loss) before income taxes .........       (61,000)        33,000        144,000         77,000

Provision for income taxes ................          --             --           11,000          6,000

Net income (loss) .........................   $   (61,000)   $    33,000    $   133,000    $    71,000
                                              ===========    ===========    ===========    ===========

Income per common share:

 Basic and diluted  income (loss) per share   ($     0.05)   $      0.01    $      0.11    $      0.02
                                              ===========    ===========    ===========    ===========

 Weighted average number of shares

  of common stock outstanding .............     1,211,000      3,600,000      1,206,000      3,600,000
                                              ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

                                                         1999              1998
                                                     ----------       ----------

Cash flows from operating activities:

Net income ...................................     $   133,000      $    71,000
Adjustments to reconcile net income to
 net cash provided by (used in)

 operating activities:
    Amortization of intangible assets ........         120,000          120,000
    Minority interest in income
      of consolidated subsidiary .............          65,000           32,000

    Changes in assets and liabilities:
    Accounts receivable, net .................         (27,000)          27,000
    Other Assets .............................          (1,000)            --
    Accounts payable .........................          30,000            1,000
    Accrued expenses .........................         (24,000)         (10,000)
    Accrued royalties ........................         (19,000)        (104,000)
    Deferred revenues ........................        (466,000)         (45,000)

    Net cash provided by (used in)
    operating activities .....................        (189,000)          92,000


Cash flows from investing activities:

    Purchase of short-term investments .......            --           (385,000)
    Sale of short-term investments ...........         582,000          575,000

    Net cash provided by investing
     activities ..............................         582,000          190,000

Net increase in cash
 and cash equivalents ........................         393,000          282,000

Cash and cash equivalents,
 beginning of period .........................         879,000          641,000

Cash and cash equivalents,
 end of period ...............................     $ 1,272,000      $   923,000
                                                   ===========      ===========



Non Cash transaction:
    Harvard Lampoon settlement
    through issuance of stocks                        38,000              -








The accompanying notes are an integral part of these consolidated financial statements.

                                J2 COMMUNICATIONS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

Item 1
------

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

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of January 31, 1999, and the results of its operations and cash flows for the periods ended January 31, 1999 and 1998 respectively, have been made. Operating results for the three-month period ended January 31, 1999 and six months ended January 31, 1999 are not necessarily indicative of the operating results for the entire fiscal year.

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

When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings per share was 1,211,000 in the three months ended January 31, 1999, 1,206,000 in the six month ended January 31, 1999, and 3,600,00 in the three months ended January 31, 1998 and six months ended January 31, 1998. Options of 266,167 shares for the period ending January 31, 1999 and 659,000 shares for the period ending January 31, 1998, were antidilutive for the periods.

Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture of which the only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $0.00 and $123,000 for the periods ended January 31, 1999 and 1998. Of this revenue, the minority interest's share totaled $0.00 and $31,000, respectively.

Revenue

Through a memorandum of agreement made as of April 15, 1998 between the Company and International Family Entertainment, Inc. ("IFE"), an exclusive option was granted by the Company to IFE for the use of "National Lampoon" trade name for television movies and series for an annual fee of $800,000. IFE exercised the first year option in August 1998. IFE has an option to renew this agreement for four additional consecutive years. However, there are indications that they may not renew this option. This would deprive the Company of $800,000 in income for the next year, which would represent a significant share of any projected revenues. Although management believes the trade name National Lampoon can generate revenue from other television producers, it is too early to project whether a similar arrangement could be put into place.



     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
     ---------------------------------------------------------------------------
Results of Operations
---------------------

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

Results of Operations

Quarter Ended January 31, 1999 Versus January 31, 1998

Total revenues for the current quarter were $177,000 compared with $302,000 in the prior year quarter. Movies, television and theatrical revenues were $167,000 compared with $303,000 in the prior year quarter. The decrease was due primarily to recognizing only $167,000 as the pro-rata share of income for this quarter from the lump-sum of $800,000 licensing fee the Company received from International Family Entertainment, Inc. as licensing fee for "National Lampoon" tradename. In addition, there were no proceeds in this quarter from the profit participation from the film "National Lampoon's Animal House" that was originally released in 1978. Video sales net of returns were $4,000 up $9,000 from the prior year quarter. The Company has de-emphasized this segment of its business due to declining profitability. Royalty income increased $3,000 to $6,000 from $3,000 from the prior year quarter.

Royalty expense decreased $8,000 to $0.00 compared to $8,000 in the prior year quarter.

Selling, general and administrative expenses decreased by $25,000 in the current quarter compared with the corresponding prior year quarter.

There was no significant provision for income taxes in either quarter because of the utilization of tax loss carryforwards and the incurring of net losses.

The current quarter had a net loss of $61,000, equal to $0.05 per share, compared with a net income of $33,000 in the corresponding prior year quarter, equal to $0.01 per share.

On October 1, 1998, the Company entered into two agreements with Harvard Lampoon, Inc. ("HLI") to settle all outstanding past disputes and to confirm the Company's exclusive ownership of the National Lampoon trademark in a wide variety of areas, including all media currently being used as well as restaurant services and new electronic media not contemplated in earlier agreements. Under the agreement the Company will give up the right and obligation to publish new issues in print of National Lampoon magazine, which in recent years detracted from the Company's financial results. The Company has retained full rights to its extensive library of past issues of the magazine. On December 17, 1998, the Company delivered 16,667 of common stock of the company to Harvard Lampoon as per agreement for a price of $2.25 per share. Also, per the agreement, the royalty level for certain expanded rights of exploitation increased, but the financial terms between the Company and HLI for the Company's ongoing and exiting operations remain the same.

The Company believes the new agreement represents a significant improvement for the Company as the agreement clarifies the relationship with HLI, expands opportunities for business activities, and reduces the possibility of future disputes with HLI (which have occurred periodically over three decades). Moreover, the Company is now relieved of the financial obligation of publishing the magazine.

The impact of the settlement resulted in no material impact on the financial results of operations of the Company.

Liquidity and Capital Resources

Cash and short-term investments at January 31, 1999 totaled $2,042,000, a decrease of $189,000 from the July 31, 1998 fiscal year end.

The Company has plans to develop a National Lampoon internet website which will require significant capital expenditures, but believes that its current level of cash and cash equivalents, augmented by internally generated funds, will provide sufficient cash resources through fiscal 1999.

Cash Flows

For six months ended January 31, 1999 compared to six months ended January 31, 1998.

Net cash provided by operating activities decreased $296,000, primarily due to a decrease in deferred revenue. Net cash provided by investing activities increased by $407,000 from the prior year quarter due to increased cash flow from sales of short-term investments. The Company had no cash flows from financing activities in either quarter.

PART II.  OTHER INFORMATION
---------------------------

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

         (a)  Reports on Form 8-K
              None filed during the Quarter

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.

                                                     J2 COMMUNICATIONS

Date  March 16,1999                             By: /S/ JAMES P. JIMIRRO
     --------------------                          ----------------------
                                                        JAMES P. JIMIRRO
                                                        Chairman of the Board
                                                        President
                                                  (Principal Executive Officer)

Date MARCH 16, 1999                            By: /S/ ANDREW I. WEERARATNE
    ----------------                                  ------------------------
                                                        ANDREW WEERARATNE
                                                        Chief Financial Officer
                                                  (Principal Financial Officer)