Form 10-Q
period 1999-04-30
J2 COMMUNICATIONS /CA/
filed 1999-06-14
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended April 30, 1999           Commission File #0-15284


                                J2 COMMUNICATIONS
                                -----------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


          California                               95-4053296
     -----------------                       ---------------------
(State or other jurisdiction                 (IRS Employer Identification
incorporation or organization)                           Number)


             10850 Wilshire Blvd., Ste. 1000, Los Angeles, CA 90024
                     (Address of principal executive office)


Registrant's telephone number, including area code: 310-474-5252


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date: 1,217,000 common shares, no par value were outstanding as of June 10, 1999.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                    Unaudited
                                                    04/30/99          07/31/98
                                                    --------          --------
Assets

Cash and cash equivalents ....................     $ 1,679,000      $   879,000
Short-term investments .......................         191,000        1,352,000
Accounts receivable - net ....................          34,000            7,000
Intangible assets, less accumulated
  amortization of $2,488,000 and
  $2,310,000 as of 04/30/99 and
  7/31/98, respectively ......................       3,476,000        3,656,000
Other assets .................................          60,000           68,000

Total assets .................................     $ 5,440,000      $ 5,962,000
                                                   ===========      ===========


Liabilities and Shareholders' Equity

Liabilities:

Accounts payable .............................     $    99,000      $   154,000
Accrued expenses .............................         466,000          519,000
Accrued royalties ............................         308,000          327,000
Accrued income taxes .........................          38,000           38,000
Deferred income ..............................         167,000          800,000
Common stock payable .........................         203,000          203,000
Minority interest ............................         182,000          118,000
                                                   -----------      -----------
Total liabilities ............................       1,463,000        2,159,000
                                                   -----------      -----------

Shareholders' Equity:

Preferred stock, no par value;
  authorized 2,000,000 shares;
  none issued and outstanding ................            --               --

Common stock, no par value;
  authorized 15,000,000 shares;
  issued and outstanding, 1,217,000
  as of 04/30/99 and 1,200,000
  as of 7/31/98 ..............................       8,699,000       8,661,000
Less: notes receivable on common stock .......        (133,000)       (128,000)
Accumulated deficit ..........................      (4,589,000)     (4,730,000)

Total shareholders' equity ...................       3,977,000       3,803,000

Total liabilities and
shareholders' equity .........................     $ 5,440,000      $5,962,000
                                                   ===========     ===========



The accompanying notes are an integral part of these consolidated balance sheets.



J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998

                                                                      3 mos           3 mos.         9 mos.        9 mos.
                                                                      Ended           Ended          Ended          Ended
                                                                   04/30/99        04/30/98         04/30/99    04/30/98
                                                                    ---------      -----------      -----------  ---------

Revenues:
 Movies, television, and theatrical ..........................   $   167,000    $   156,000    $   888,000    $   607,000
 Video sales, net of returns .................................         3,000          1,000          9,000         (3,000)
 Royalty income                                                       22,000         81,000         57,000        133,000
 Other .......................................................        16,000         19,000         37,000        133,000
                                                                 -----------    -----------    -----------    -----------
  Total revenues .............................................       208,000        257,000        991,000        870,000

Costs and expenses:
 Cost of videocassettes sold .................................         1,000          1,000         48,000          5,000
 Royalty expense .............................................          --           12,000         12,000         29,000
 Cost of movies, television and theatrical ...................          --             --           55,000           --
 Selling, general and administrative .........................       166,000        183,000        555,000        588,000
 Amortization of intangible assets ...........................        60,000         60,000        180,000        180,000

   Total expenses ............................................       227,000        256,000        850,000        802,000

(Loss)Income from operations .................................       (19,000)         1,000        141,000         68,000

Other Income (Expense)
 Interest income .............................................        35,000         25,000         74,000         67,000
 Minority Interest in income of
  consolidated subsidiary ....................................          --           (1,000)       (64,000)       (33,000)


Income before income taxes ...................................        16,000         25,000        151,000        102,000

Provision for income taxes ...................................        10,000           --           10,000          6,000

Net income ...................................................   $     6,000    $    25,000    $   141,000    $    96,000
                                                                    ===========    ===========    ===========    ==========

Income per common share:

 Basic and diluted income per share ..........................   $      0.01    $      0.02    $      0.12    $      0.08
                                                                    ===========    ===========    ===========   ===========

 Weighted average number of shares
  of common stock outstanding ................................     1,217,000      1,200,000      1,209,000      1,200,000
                                                                  ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
nine MONTHS ENDED APRIL 30, 1999 AND 1998

                                                          1999           1998
                                                      ----------    -----------

Cash flows from operating activities:

Net income ...........................             $   141,000    $    96,000
Adjustments to reconcile net income to
 net cash used in) provided by
 operating activities:

    Amortization of intangible assets                   180,000        180,000
    Minority interest in income
      of consolidated subsidiary .....                   64,000         33,000
    Changes in assets and liabilities:
    Accounts receivable, net .........                  (27,000)        34,000
    Accounts payable .................                  (55,000)        19,000
    Accrued expenses .................                  (20,000)       (15,000)
    Accrued royalties ................                  (19,000)      (109,000)
    Deferred income ..................                 (633,000)      (127,000)
    Other assets .....................                    8,000        (16,000)

    Net cash (used in) provided by
    operating activities .............                 (361,000)        95,000


Cash flows from investing activities:

    Net sale of short-term investments                1,161,000        184,000

    Net cash provided by investing
     activities ......................                1,161,000        184,000


Net increase in cash
 and cash equivalents ................                  800,000        279,000
Cash and cash equivalents,
 beginning of period .................                  879,000        641,000

Cash and cash equivalents,
 end of period .......................              $ 1,679,000    $   920,000
                                                    ===========    ===========



Non Cash transaction:

    Harvard Lampoon settlement
     through issuance of stock .......                38,000








The accompanying notes are an integral part of these consolidated financial statements.

                                J2 COMMUNICATIONS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999


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

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of April 30, 1999, and the results of its operations and cash flows for the periods ended April 30, 1999 and 1998 respectively, have been made. Operating results for the three-month period ended April 30, 1999 and nine months ended April 30, 1999 are not necessarily indicative of the operating results for the entire fiscal year.


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

     When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings per share was 1,217,000 in the three months ended April 30, 1999, 1,209,000 in the nine months ended April 30,1999, and 1,200,00 in the three months ended April 30, 1998 and nine months ended April 30, 1998. Options of 283,000 shares for the period ending April 30, 1999 and 659,000 shares for the period ending April 30, 1998, were antidilutive for the periods.

At a special meeting of stockholders of the Company held on September 16, 1998, an amendment was approved to the Company's article of incorporation to effect a 1 for 3 reverse stock split of the Company's outstanding common stock. Prior period financial information in the statements have been adjusted to reflect corresponding changes.

Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture of which the only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $251,017 and $123,000 for the periods ended April 30, 1999 and 1998.


Revenue

Through a memorandum of agreement made as of April 15, 1998 between the Company and International Family Entertainment, Inc. ("IFE"), an exclusive option was granted by the Company to IFE for the use of "National Lampoon" trade name for television movies and series for an annual fee of $800,000. IFE exercised the first year option in August 1998. IFE had an option to renew this agreement for four additional consecutive years, but has elected not to do so. This deprives the Company of $800,000 income for the next year, which would have represented a significant share of any projected revenues. Although management believes the trade name National Lampoon can generate revenue from other television producers, it is too early to project whether a similar arrangement could be put into place.


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


Results of Operations

Quarter Ended April 30, 1999 Versus April 30, 1998

Total revenues for the current quarter were $208,000 compared with $257,000 in the prior year quarter. Movies, television and theatrical revenues were $167,000 compared with $156,000 in the prior year quarter. Video sales net of returns was $3,000 up $1,000 from the corresponding prior year quarter. The Company has de-emphasized this segment of its business due to declining profitability. Royalty income decreased $59,000 in the current year quarter to $81,000 from $22,000 from the prior year quarter, primarily due to the recognition of the balance of an advance license fee upon expiration of the license agreement. Other income decrease $3,000 to $16,000 in the current quarter, compared to $19,000 in the prior year quarter.

Cost of videocassettes sold represents duplication, shipping and other costs, remained at $1,000 in the current year quarter as well as in the prior year quarter.

Royalty expense decreased $12,000 to $0.00 in the current year quarter compared to $12,000 in the prior year quarter.

Selling, general and administrative expenses decreased $17,000 to $166,000, in the current quarter, compared with $183,000 in the corresponding prior year quarter. The decrease was primarily due to a reduction in salary, legal and insurance expenses partially offset by increased corporate expenses related to the Company's efforts to increase its visibility within the financial community.

Interest income increased $10,000 to $35,000 in the current year quarter compared to $25,000 in the prior year quarter primarily due to increased interest income recognized on the maturity of short-term investments, as well as higher cash balances invested in interest bearing accounts during the current quarter.

The net income for the current quarter was $6,000 equal to $0.01 per share compared with net income of $25,000 in the corresponding prior year quarter, equal to $0.02 per share. The decrease in net income is primarily due to a reduction in movies, television and theatrical as well as video sales, partially offset by a reduction in general and administrative expenses and an increase in interest income.

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


Nine Months Ended April 30, 1999 Versus April 30, 1998

Total revenues for the period were $991,000 compared to $870,000 in the prior year period. Movies, television and theatrical revenues increased $281,000 to $888,000 in the current year period compared with $607,000 in the prior year period. The increase was primarily due to $800,000 annual fee paid by International Family Entertainment, Inc. for the current year, of which $633,000 is reflected in the current period. Video sales net of returns is $9,000 compared to negative $3,000 in the corresponding prior year period primarily due to reduction of video sales which were offset by returns from distributors. Royalty income for the current period increased $57,000 from $0.00 in the prior year period primarily due to the recognition of the balance from two advance license fees upon expiration of the license agreements. Other income decreased $37,000 from $133,000 from the prior year period, primarily due to the reversal of previous accruals related to potential royalties, which were extinguished at a reduced amount, shown in the prior period.

Cost of videocassettes sold represent duplication, shipping and other costs which increased $43,000 to $48,000 in the current year period from $5,000 in the prior year period. This was primarily due to an increase in distribution fee in the current year period.

Royalty expense increased $12,000 in the current year period compared to $0.00 in the prior year period due to a lump sum payment made to Harvard Lampoon during this period.

Cost of movies for the current period reflects $55,000 compared with no cost of movies in the prior year period. These results from certain payments made over the new agreement made with Harvard Lampoon as of October 1, 1998.

Selling, general and administrative expenses decreased $33,000 to $555,000 in the current year period, compared with $588,000 in the corresponding prior year period. The decrease was primarily due to reduced legal and insurance expenses, partially offset by increased corporate expenses related to the Company's efforts to increase its visibility within the financial community.

Interest income increased $7,000 to $74,000 in the current year period compared to $67,000 in the prior year period primarily due to increased interest income recognized on the maturity of short-term investments, as well as higher cash balances invested in interest bearing accounts during the current period.

The net income for the current period was $141,000 equal to $0.12 per share compared with net income of $96,000 in the corresponding prior year period equal to $0.08 per share. The increased in net income is primarily due to the increase in revenues from movies from the annual fee paid by International Family Entertainment, Inc.


Liquidity and Capital Resources

Cash and short-term investments at April 30, 1999 totaled $1,870,000, a decrease of $361,000 from the July 31, 1998 fiscal year end.


Cash Flows

For nine months ended April 30, 1999 compared to the nine months ended April 30, 1998.

Net cash provided by operating activities decreased $456,000, primarily due to a decrease in deferred revenues. Net cash provided by investing activities increased by $977,000 from the prior year quarter due to increased cash flow from sales of short-term investments. The Company had no cash flows from financing activities in either periods.

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

Item 6 - Future Activity

The Company this spring embarked on a new project which involves the development of a National Lampoon Website. This site will be comprised of a wide range of comedic entertainment and activities, and will be marketed as a new "network" delivered via Internet. The entertainment will be made available free to internet users, and the Company will generate revenues through the sale of advertising on the site as well as merchandising sales, so called "e-commerce."

The Company will be investing substantial capital in the project and believes that its current level of funds augmented by internally generated funds, will provide sufficient resources to satisfactorily complete this venture.

While the prospects for Internet ventures such as these are promising and the Company believes there is a good market for this Internet site, a substantial amount of the Company's capital is being invested in this project with no guarantee that sufficient revenues will be generated to make the project a success.

Since the company began a full-scale development of this Website, the stock prices of the company has gone up from $2.00 per share(as of April 26, 1999) to $3.50 per share (as of June 11, 1999). There is no guarantee that the company will be able to maintain this trend and the current market value of the company shares.


Item 7 - Exhibits And Reports On Form 8-K

         (a)  Reports on Form 8-K
              None filed during the Quarter

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.


                                                     J2 COMMUNICATIONS


Date:   June 11, 1999                               By:         SIGNED
     ------------------                           ---------------------------
                                                    JAMES P. JIMIRRO
                                                    Chairman of the Board
                                                    President
                                                   (Principal Executive Officer)




Date:  June 11, 1999                                    By:         SIGNED
----------------------                            ----------------------------
                                                    ANDREW WEERARATNE
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)