Form 10-K
period 1999-07-31
J2 COMMUNICATIONS /CA/
filed 1999-11-12
CIK 798078

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended July 31, 1999

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

           Securities registered pursuant to Section 12(g) of the Act:

                                                 (Name of each exchange
         (Title of each class)                    on which registered)
       --------------------------                ----------------------
       Common Stock, no par value                        NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,178,034.

As of October 27, 1999, the Registrant had 1,233,712 of its common stock ("Common Stock"), no par value, issued and outstanding.

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

ITEM 1: THE BUSINESS

The Company was founded in March, 1986 by its Chairman of the Board and President, James P. Jimirro, the first President of both The Disney Channel and Walt Disney Home Video. The Company was originally formed primarily to engage in the acquisition, development and production of entertainment feature film and special-interest videocassette programs, and the marketing of these programs in the home video rental and sell-through markets. Due to increasing competition in the videocassette market, resulting in declining profitability, the Company de-emphasized this segment of its business and presently it is an insignificant part of the Company's overall business. In late 1990, the Company acquired National Lampoon, Inc. ("NL"), publisher of a national satire and humor magazine and licensor of its name for feature films. In an effort to preserve capital the Company at that time significantly scaled back its operations, and retained a modest staff to administer the licensing of the National Lampoon name. The Company did not actually engage in any production or development activity and instead contracted with various licensees to exploit this trademark.

Altering its strategy to reflect current opportunities, in April, 1999 the Company announced its intent to develop nationallampoon.com, a humor network (the "Site") featuring a wide array of new comedic content including animation and live action, as well as classic articles and features from the magazine. Management expects to earn revenue on the Site through the sales of advertising and National Lampoon-themed merchandise from a virtual store which is a part of the Site. A further part of this Internet strategy is to spin off characters, animation, and stories from the website into feature films, television, video, audio and merchandise.

The Site, which launched on October 25, 1999, is a content provider, and will deliver original programming, both developed by the Company and produced and acquired from third parties, for exhibition and exploitation over the Internet. The Site features a wide variety of original programming delivered via audio, video and text as well as classic National Lampoon audio from "The National Lampoon Radio Hour" and reprints of classic National Lampoon magazine articles and features. During the first week of the site's launch, there had been over 1,100,000 hits on nationallampoon.com, providing an early indication that the Site may be attractive to advertisers and that the quantity of visitors may attain the level necessary to sell significant quantities of merchandise. The Company believes that, despite the plethora of existing Internet sites, its strong consumer positioning will allow it to establish its Site as a leader in the delivery of comedic entertainment.

The Company believes that the Site will derive a substantial portion of its revenue from "banner" and "sponsorship" advertising. The advertising model emerging on the Internet is similar to that which has developed in more mature media, in which revenue will depend upon the quantity and quality of impressions delivered to advertisers. The Company anticipates that the Site will appeal to the same demographic segments as did the magazine: males age 18-34, with a strong overlay of college-age males and a contingent of under-18 year olds. In addition, the Company believes that there is a significant segment of post-34 year olds who grew up with National Lampoon and, it is anticipated, will regularly visit the Site.

Nationallampoon.com demographics, especially 18-34 year old males, are extremely attractive to advertisers. Thus, should the Site succeed in delivering large quantities of this demographic segment, we believe that advertisers will be attracted to the Site. In addition, Management believes that the highly interactive nature of the Site and the frequent addition of new material will encourage visitors to remain at the Site longer than they would otherwise stay and to revisit it often, thus adding to its attractiveness to advertisers.

The site also log on E-commerce component. The Site's retail store, "Smash & Grab," features a broad array of NL videos, books and CD's, as well as new National Lampoon apparel and other themed merchandise. Management anticipates that this selection of merchandise, as well as a schedule of promotions in the store, may result in retail revenue.

Management anticipates that the Site will become the principal business of the Company over the near term.

WEB RELATED BUSINESS ARRANGEMENTS

In the process of creating and launching nationallampoon.com, the Company has been fortunate in attracting high caliber, experienced personnel, and in forming alliances, on a cost effective basis, which afford the Site the opportunity of achieving success.

During 1999 the Company hired an Editor-in-Chief of the site who has extensive experience in comedy writing, editing and performing. In addition, the Company added a nationallampoon.com Marketing Manager who brought with her experience in creating, launching, and conducting online marketing for a website.

Management believes that a primary source of revenue from the Site will be from advertising. The Company has entered into an agreement with Phase2Media to sell banner ads, interstitial ads (i.e., ads which use video as opposed to static images) and sponsorships (wherein an advertiser sponsors an entire section of the Site). Phase2Media represents a number of other prestigious, "branded" sites. As of November 1, 1999, no significant advertising space had been sold.

To maximize the revenue potential of the Site, the Company has contracted with The eMarket Group to design and maintain a virtual retail outlet, "Smash & Grab." Under the terms of this agreement, the Company has completely eliminated inventory risk. Since all order fulfillment and customer service has, per the contract, been outsourced, the Company has avoided the fixed costs normally associated with managing a retail site.

In a further effort to minimize fixed costs, the Company has chosen to outsource the hosting and maintaining of the Site to Concentric Network, which was chosen because of its reputation for reliability and high technical quality. The Company has a one year contract with Concentric, under what it considers to be favorable terms.

The Company also has agreements with Reel Networks and inet regarding the republishing (re broadcast) of "Classic" National Lampoon ceudro metered, and the link of such sites to the National Lampoon site.

Management believes that these personnel decisions, as well as the alliances described above, allow the Company to concentrate its resources, both human and financial, on the tasks of creating high quality, new comedic material for the Site and marketing it effectively.

INDUSTRY BACKGROUND

Due to its strong consumer appeal, the Internet is emerging as a medium that is complimentary and, in several respects, superior to traditional electronic and print media. Specifically, the Internet offers content providers and advertisers the ability to quickly and efficiently reach highly-targeted audiences without having to surmount the barriers to entry presented by traditional media. The Company believes that the Internet offers it a significant opportunity to reach its own target audience and deliver it to advertisers.

PROPRIETARY RIGHTS

The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success. The Company has obtained copyrights and registration for its major properties and is in the process of obtaining them for its new properties. Due to worldwide availability of the Internet, copyright and trademark protection may not be available in every country where nationallampoon.com is available.

MARKETING

The Company will pursue both online and offline marketing in an effort to leverage National Lampoon's strong consumer positioning against nationallampoon.com

Offline consumer marketing will, over the coming period, comprise a number of activities, beginning with a publicity campaign directed to print and electronic media. This will be supplemented by consumer promotions and paid advertising. Marketing will be directed toward the site's core audience of men 18-34, with specific emphasis on college age males and supplemented by targeting "baby boomer" males who grew up with the National Lampoon.

In addition to consumer advertising and promotion, there will be an additional emphasis on online marketing, including syndication of nationallampoon.com material to other portals and websites. This "sampling" of National Lampoon material with accompanying links to nationallampoon.com is designed to generate interest among potential viewers and entice them to visit our site.

COMPETITION

The market for Internet access is relatively new, intensely competitive and rapidly changing. Because there are no substantial barriers to entry, the number of web sites competing for consumers' attention has proliferated and it is expected that competition will continue to intensify.

Many proprietors of traditional offline media such as television, radio and print have already established, or may establish Web sites, and may compete directly with the Company. Many of these competitors are larger, more established and have access to more capital than the Company. The Company may need to raise additional capital to be able to be competitive in this market. It is anticipated that the amount of competition will increase in the future. This could result in price reductions for advertising revenue, reduced margins, loss of market share and greater operating losses, any of which would materially and adversely effect the business of the company, the results of its operations and financial condition.

CERTAIN CONSIDERATIONS

Dependence on the Internet

Since the Internet and other wide area networks are new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced and is expected to continue to experience significant growth in users and traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle an increased level of activity. Further, if the necessary infrastructure or complimentary services or facilities are not developed, results of the Company's operations and financial conditions will be materially affected.

The Company expects to derive a substantial amount of its revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising is uncertain.

There are currently no standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. The Company's business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

The Company expects to be dependent on third parties for (i) establishment of agreements to acquire or license products, and (ii) operation of the Site. In particular, during its startup phase, the Company will be dependent on various third parties for software, systems and related services. Many of these third parties have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, the Company's ability to deliver various services to its potential users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to us. In addition, there can be no assurance that the Company will be successful in establishing and maintaining such relationships with distributors and licensed entities on terms favorable to the Company.

Risks Associated With Internet-Based Business

Although the Company has just commenced active operations of its Internet site, shareholders should note the following:

(i) The Company may be sued for information disseminated on the Internet, including claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information it publishes on the Site. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. The Company could also be subjected to claims based upon the content that is accessible from the Site or through content and materials that may be posted by members in chat rooms or bulletin boards. The Company may also offer e-mail services, which may subject the Company to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company, which intends to maintain general liability, may not adequately protect itself against these types of claims.

(ii) The Company may incur potential liability for products sold over the Internet. Consumers may sue it if any of the products that it sells (either online or otherwise) are defective, fail to perform properly or injure the user. The Company may foster relationships with manufacturers or companies to offer such products directly on other websites. Such a strategy involves numerous risks and uncertainties. Although the Company's agreements with manufacturers typically contain provisions intended to limit its exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require the Company to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage the Company's reputation and business.

(iii) To the extent that the Company's growth is based on the Internet, the Company will be dependent on its continued growth and integration into daily commerce. The Company's intended business would be adversely affected if Internet usage does not continue to grow. A number of factors may inhibit Internet usage, including: inadequate network infrastructure; security concerns; inconsistent quality of service; and lack of availability of cost-effective, high speed service. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of the Company's website, could grow more slowly or decline.

(iv) Internet security concerns could hinder e-commerce. The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

(v) Third parties may misappropriate personal information about the Company's potential users. If third parties were able to penetrate the Company's network security or otherwise misappropriate our users' personal information or credit card information, the Company could be subject to liability. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and state agencies have been investigating certain Internet companies regarding their use of personal information. The Company would incur additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.

The Company Will Need To Expend Significant Resources On Internet Resources

The Site will need to accommodate a high volume of traffic and deliver frequently updated information. If the Site has slow response times or decreased traffic, for a variety of reasons these types of occurrences could cause users to perceive the Site as not functioning properly and therefore cause them to use another website or other methods to obtain information.

In addition, the Company's potential users will depend on Internet service providers, online service providers and other website operators for access to the Site. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect the Site. The Company's business could be adversely affected if its systems were impacted by any of these occurrences. The Company's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in our systems. The Company does not presently have any secondary "off-site" systems or a formal disaster recovery plan.

nationallampoon.com is a new venture

The Site is a new venture and its prospects are subject to risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving its growth plan depends on, among other things: the Company's ability to continue to develop new and original comedic material which is equal or superior to that of its competitors; its ability to attract, increase and maintain traffic on the Site; its ability to effectively integrate the technology and operations of business; its ability to continually identify, attract, retain and motivate qualified personnel and its ability to successfully attract Internet based advertising.

J2 Common Stock Volatility

The trading price of the Company's stock has been and continues to be subject to fluctuations. Since the Company began the full-scale development of the Site the stock price of the Company has risen substantially. The closing price of the Company's stock on March 25, 1999 was $1.875. The closing price of the Company's stock on October 22, 1999 was $24.50. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in financial estimates and recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable, and news reports relating to trends in the marketplace. In addition, the stock market in general and the market prices for Internet related companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the company's common stock, regardless of the company's operating performance.

NASDAQ Listing Requirement

The NASDAQ listing requirements specify that a corporation meet certain minimum requirements for continued listing. One of the requirements is that a company maintain either 1) $2 million in net assets, or 2) $35 million in market capitalization, or 3) $500,000 in net income in the latest fiscal year or 2 of the last 3 fiscal years. The Company has an ongoing need to produce income or capital or an increase in its stock price to continue to meet these requirements. Management believes that it will be able to maintain compliance with these requirements. However, it cannot offer any guarantee that it can do so. The Company's inability to maintain compliance may affect its stock price.

Dependence on National Lampoon name

The Company's revenue is based primarily on the proceeds realized from exploitation of the National Lampoon name. Lack of any continued demand for the tradename could have an adverse effect on its business, the results of operations, and its financial condition.

Dependence on Key Personnel

The Company is substantially dependent on the services of James P. Jimirro, who serves as the Company's Chairman of the Board and President. Although Mr. Jimirro is party to an employment agreement with the Company, the loss of his services could have a material adverse effect on the Company.

RESTATED AGREEMENT WITH HARVARD LAMPOON

On October 1, 1998, the Company entered into two agreements with Harvard Lampoon, Inc. ("HLI") to settle all outstanding past disputes and to confirm the Company's exclusive ownership of the National Lampoon trademark in a wide variety of areas, including all media currently being used as well as restaurant services and new electronic media not contemplated in earlier agreements. Under the agreement the Company will give up the right and obligation to publish new issues in print of National Lampoon magazine, which in recent years detracted from the Company's financial results. The Company has retained full rights to its extensive library of past issues of the magazine. The Company agreed to deliver 16,667 shares (as adjusted per the reverse split) of common stock to HLI (which were delivered in December, 1998) and increase the royalty level for certain expanded rights of exploitation, but the financial terms between the Company and HLI for the Company's ongoing and existing operations remain the same.

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

The impact of the settlement resulted in no material impact on the financial results or operations of the Company.

STOCKHOLDER RIGHTS AGREEMENT

In July 1999, the Board of Directors of the Company adopted a Stockholder Rights Plan, and in connection therewith declared a dividend of one preferred share purchase right (the "Rights") for each outstanding share of common stock, no par value per share, of the Company (the "Common Shares") outstanding at the close of business on August 5, 1999. Since such time the Company has issued the Rights with each Common Share that has been subsequently issued. When exercisable, each new Right will entitle its holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock (the "Preferred Shares") at a price of $65.00 per one-one-hundredth of a share (the "Purchase Price") until July 15, 2009.

The Rights will become exercisable upon the earlier of (i) ten (10) business days following public announcement that a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or, in the case of Messrs. Daniel Laikin and Paul Skjodt (or any of their related persons, if any) as a group, 25%, or, in the case of Mr. James Jimirro (or any of his related persons, if any) 39% or more of the outstanding Common Shares (an "Acquiring Person"), or (ii) ten (10) business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares.

In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Shareholder will be entitled to receive 100 times the amount received per Common Share. In the event that a person becomes an Acquiring Person or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than the Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of one Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase Price of one Right.

The Rights may be redeemed in whole, but not in part, by the Board of Directors of the Company at a price of $.001 per Right at any time prior to the time that an Acquiring Person has become such. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors of the Company in its sole discretion may establish.

OTHER ACTIVITIES

The Company will continue its focus on using the National Lampoon name in virtually every segment of the entertainment business. In the past, The first significant result of this effort was realized with the release in February, 1993 of the feature film "National Lampoon's Loaded Weapon I". This film achieved in excess of $28 million of theatrical revenue in its United States theatrical release. The Company is participating in the film's revenue as provided by the Company's licensing agreement with New Line Cinema, the producer and distributor of the film. The second picture under this licensed agreement, "National Lampoon's Senior Trip," was released in September of 1995. The theatrical revenue from this film was disappointing. However, as the Company only licensed the National Lampoon name with respect to the project, it had no risk of loss if theatrical boxoffice and ancillary revenues were disappointing. The Company intends to continue its efforts to license the National Lampoon name to other producers of full-length motion pictures. In fiscal 1994, a licensing agreement was entered into with Showtime Networks, Inc. which provided for the production of seven (7) movies made for initial viewing on the Showtime television channel over three (3) years. The Showtime Agreement expired during the fiscal year ending July 31, 1997 with only four made-for-cable pictures being produced and as such, the fifth through seventh movies were not produced. In accordance with the contract, Showtime has paid the producer fees due for the fifth (5) through seventh (7) movies as of July 31, 1998.

On April 15, 1998 the Company entered into an agreement with International Family Entertainment, Inc. ("IFE"), a wholly-owned subsidiary of Fox Kids Worldwide, Inc., whereby IFE acquired an exclusive option to acquire certain exclusive rights in and to the National Lampoon brand (including name, logos, and related elements).

On June 10, 1998 IFE elected to exercise that option. The rights acquired by IFE consisted of the right to use the National Lampoon name in connection with a Monday through Friday half-hour comedy strip, a once-weekly movie and/or comedy night as well as original made-for-television movies and series. The first two projects resulting from this alliance are two made-for-television motion pictures entitled "National Lampoon's Men in White" and "National Lampoon's Golf Punks". These two movies were broadcast on Fox Family Channel during the months of August and September of 1998 to favorable ratings. In addition, IFE's exercise of the option entitled them to four (4) additional, consecutive, conditional annual options to renew and extend this agreement through August, 2003. IFE has let this agreement lapse by not exercising its option during the second consecutive year's option period.

Motion Pictures, Television and Other Entertainment Activities

MOTION PICTURES: NL's motion picture activities have consisted principally of developing ideas for feature films, suggesting script writers, providing supervision of the scripting, and providing producer services in connection with the production of such films. NL has not financed the development, production or distribution of movies, and does not maintain a development department. Instead, NL is typically presented with film ideas by major movie studios for consideration with regard to financing of development, production, and distribution by such studios and obtaining the right to use the National Lampoon name. For these services, NL receives production and other fees and a participation in the profits, if any, of the movie which bears its name. After NL's first movie, "Animal House," NL's compensation arrangements for its comedy film projects financed and distributed by studios traditionally fell into a general pattern of cash fees for NL's producer services and for the use of the name National Lampoon in the film title, and a small percentage of the studio's "net profits" (after a certain level of revenues has been achieved) from the film.

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

NL and New Line Cinema Corporation ("New Line") entered into an agreement, dated September 11, 1991, regarding the development and production, financing, and distribution of up to three (3) National Lampoon motion pictures, each at budgets not greater than $10 million, within four and one-half years of execution of the agreement (the "New Line Agreement"). The New Line Agreement provided NL with an advance fee for the use of the National Lampoon name in connection with each of the theatrical motion pictures to be produced and additional contingent compensation based on the gross revenues produced by the picture.

New Line released the first film under this agreement, "National Lampoon's Loaded Weapon I," in February, 1993. The film grossed in excess of $28 million at the domestic boxoffice. The second film, "National Lampoon's Senior Trip," was released in September, 1995 and was not a boxoffice success. The New Line agreement expired on May 10, 1996, and as such, the third motion picture was never produced.

In March, 1994, the Company signed an agreement with Showtime Networks, Inc. ("Showtime") to produce seven (7) movies over a three (3) year period to be aired initially on the Showtime Network or The Movie Channel. The agreement provided for the payment of a license fee to National Lampoon upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. The Showtime agreement has now expired, with only four (4) made-for-cable movies produced, and as such, the fifth through seventh movies will not be produced. In accordance with the contract, Showtime has paid the producer fees due for the fifth (5th) through seventh (7th) movies as of July 31, 1998. Unless the Company licenses the rights and obtains a significant advance, revenue from theatrical feature film rights for fiscal year ended July 31, 2000 will be dependent on contingent compensation from previously licensed rights. The results will be lower feature film rights revenue for the fiscal year ended July 31, 2000, than in prior years.

TELEVISION: In July, 1987 NL entered into an exclusive television agreement with Barris Industries, Inc. ("Barris"), a Los Angeles-based television production company. Barris is a predecessor of Guber-Peter Entertainment Company ("GPEC"), which was acquired by Sony Pictures (formerly Columbia Studios). Pursuant to the Barris Agreement, NL granted Barris the exclusive right to produce television programming of any kind utilizing the name National Lampoon for a term of five years. NL had not previously been significantly active in creating television programming, and this agreement did not produce any significant television activity.

Concurrent with the acquisition of NL by J2 Communications, the exclusive right to produce television programming under the name National Lampoon was re-acquired by NL on October 1, 1990 from GPEC ("GPEC Agreement"). The purpose of this acquisition of rights was to ensure that NL had the ability to control the use of its name in the valuable medium of television and to develop comedy motion pictures and other programs for broadcast in all areas of television distribution, including network, syndication and cable.

The GPEC Agreement required the re-payment of $1,000,000 to GPEC, which was the consideration paid by GPEC to NL for the rights in 1987. This sum was payable by NL, fifty-percent ($500,000) on execution of the contract (and so paid), and fifty-percent ($500,000) payable out of seventeen and one-half percent (17 1/2%) of the gross receipts received by NL as a result of the exploitation of any new television programs bearing the National Lampoon name, with certain minimums due on commencement of principal photography or taping of the applicable programs. After this amount has been repaid, NL shall have no further obligations to GPEC. To date, $182,500 has been paid under the gross receipt provision of the agreement.

MADE-FOR-VIDEO MOVIES: "National Lampoon's Last Resort", a made-for-video movie produced by Rose & Ruby Productions, completed filming in July, 1993. The picture starred Corey Feldman & Corey Haim, and was distributed internationally by Moonstone Entertainment and in the U. S. by Vidmark in early 1994.

MOTION PICTURE AND TELEVISION COMPETITION: Motion pictures and television development activities are highly competitive. NL is in competition with the major film studios as well as numerous independent motion picture and television production companies for the acquisition of literary properties, the services of creative and technical personnel, and available production financing. NL believes it has been, and will continue to be, aided in these endeavors by the recognition achieved by the National Lampoon name and by the success achieved by its films, "National Lampoon's Animal House," "National Lampoon's Vacation," and "National Lampoon Loaded Weapon I;" however, NL cannot guarantee that any project will actually be produced or, if produced, will yield the success of past projects.

BOOKS: NL has published various books, including "National Lampoon's Treasury of Humor" with Simon and Schuster, and four "True Facts" books with Contemporary Books. Other NL published books include the third edition of "National Lampoon's Cartoon Book," and "National Lampoon's White Bread Snaps".

MERCHANDISE: NL has a number of merchandising arrangements, including a line of trading and post cards based upon National Lampoon magazine art. In addition, At A Glance Landmark, which published the Company's previous calendars is distributing the 1999 NL Life Sucks! PAGE-A-DAY CALENDAR AND HORRORSCOPE.

RECORDINGS: Rhino Records continues to distribute a commemorative boxed set titled "The Best of The National Lampoon Radio Hour," a compilation of classic comedy from the early 1970's radio series.

Publishing Operations

NATIONAL LAMPOON MAGAZINE: First published in March, 1970, National Lampoon was distributed at newsstands, bookstores, and other retail outlets. Its audience was largely young, college educated, and affluent. Each issue of the magazine contained original articles, artwork, and photographs treating various matters in a satirical manner.

National Lampoon became a bi-monthly magazine in late 1986 with a $3.95 cover price and approximately 112 pages per issue. Commencing with the March, 1991 issue, National Lampoon increased to a ten (10) times per year frequency and reduced its cover price to $2.95 and lowered the page count to 84 pages. However, the continued economic recession and the advent of the Gulf War depressed all magazine circulation and related advertising revenues. Consequently, beginning with the December, 1991 issue, the Company reverted to bi-monthly issues. In an effort to reverse the trend of NL losses over many years, in March, 1992, the Company relocated the principal offices of National Lampoon, Inc. to Los Angeles, California, and closed the New York offices. After the April, 1992 issue, NL suspended publication of National Lampoon for several months. NL recommenced publication of National Lampoon with the spring, 1993 issue.

In August, 1993 the Company entered into an agreement with CR Cooper Publications, Inc., a magazine publisher, to print and distribute the magazine. Editorial control of the magazine content remained with the Company. The agreement called for the publication of a minimum of 4 issues during the first year of the agreement, 6 issues the second year and 10 issues for the third and subsequent years. The agreement was for a period of 3 years; however, in February, 1996, the agreement was terminated by the Company because certain minimum performance targets were not met by the Publisher. Beginning with the 25th anniversary issue published in May 1996, the Company again began publishing the magazine. The Company published 55,000 copies of the 25th Anniversary 1996 issue and 62,000 copies of the 1997 issue. The Company's agreement with Harvard Lampoon at the time obligated the Company to publish at least one issue of the magazine a year with a minimum of 50,000 copies. The Company complied with this obligation until the Company received a waiver from Harvard Lampoon from its obligation to publish the magazine during the 1999 fiscal year, yet published an issue of the magazine in October of 1998. The Company published 53,000 copies of the magazine with a cover price of $4.95.

It became clear to the Company that continuing to publish the magazine was no longer profitable. Therefore, in connection with the new agreement signed with Harvard Lampoon, Inc. on October 1, 1998, the Company prevailed in its desire to discontinue publishing the magazine.

Video Operations

The Company, which through 1993 was engaged in significant operations in the sell-through video market, has drastically diminished its video operations. The Company does not expect that its video operations will generate any significant revenue in the near future.

EMPLOYEES

As of October 23, 1998, the Company employed six (6) employees of whom four (4) are full time and two (2) are part-time.

ITEM 2: PROPERTIES

The Company leases office space of approximately 3,912 square feet at 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California 90024 for a five (5) year period commencing on October 1, 1995. The Company's rental obligation is $7,237 per month. The space is utilized for office space, as well as storage of video masters, cassettes and back issues of the National Lampoon Magazine and other NL archival materials. In addition, it provides storage for legal, accounting and contract files related to past years for National Lampoon and J2 Communications. Management considers the Company's corporate offices generally suitable and adequate for their intended purposes.

ITEM 3: LEGAL PROCEEDINGS

On August 13,1999, Heathdale Productions, Inc., a 25% partner with J2 Communications in the Yearbook Movie company--the participant in the royalties from Universal Studios on the movie "Animal House"-- sued the Company for breach of contract and other alleged violations they claim the Company committed in distributing their share of "Animal House" revenue. The Company believes this suit is without merit and plans to defend it vigorously. Management believes that this suit will not result in any material impact on its financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Stock: The Company's Common Stock has been traded in the NASDAQ over-the-counter market since October 2, 1986 under the symbol JTWO. On October 21, 1998, the Company held a special shareholders meeting where a 3:1 reverse stock split was voted on and approved. In consideration of this subsequent event, all periods presented have been restated to retroactively reflect the decreased number of shares and share prices outstanding. The reverse split resulted in a decrease in the common shares from 3,600,000 to 1,200,000 for all periods presented. The following table sets forth, for the periods shown, the high and low sales prices of the common stock during each quarterly period within the three most recent fiscal years, as reported by NASDAQ.

Common Stock

                                                       High            Low
                                                      ------          ------
Fiscal 2000:

         First Quarter (through October 31, 1999).... 26.31           14.50

Fiscal 1999:

         First Quarter...............................  1.875           1.7814
         Second Quarter..............................  2.25            1.7814
         Third Quarter...............................  2.25            1.875
         Fourth Quarter.............................. 18.25            1.6875

Fiscal 1998:

         First Quarter...............................  4.0314          2.8125
         Second Quarter..............................  3.2814          1.875
         Third Quarter...............................  2.8125          1.50
         Fourth Quarter..............................  2.9064          2.3436

Fiscal 1997:

         First Quarter...............................  3.6564          3.1875
         Second Quarter..............................  3.375           2.625
         Third Quarter...............................  2.9064          2.3436
         Fourth Quarter..............................  3.00            2.4375

On October 25, 1999 the closing sales price for the Common Stock was $20.50 per share. The approximate number of holders of record of Common Stock on that date was 1,300. The Company has never paid a dividend on its Common Stock and presently intends to retain all earnings for use in its business.

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for each of the three years in the period ended July 31, 1999 and the consolidated balance sheet data at July 31, 1998 and 1997 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report, which is also included elsewhere in this Annual Report. Such selected consolidated financial data should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated income statement data for the years ended July 31, 1996 and 1995 are derived from audited consolidated financial statements of the Company which are not included herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        Years-ended July 31,
                                            ------------------------------------------------------------------------------
                                                1999            1998            1997             1996             1995
                                            ------------     ----------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
Total revenues                              $  1,345,000     $  868,000     $  1,415,000     $  1,041,000     $  1,333,000
Costs and expenses:
Costs of revenue                                 124,000         45,000          262,000          259,000          193,000
Selling, general
  and administrative                           2,648,000        765,000          792,000          725,000          818,000

Amortization of  intangible assets               240,000        240,000          240,000          240,000          240,000
                                            ------------     ----------     ------------     ------------     ------------
(Loss) income from operations                 (1,667,000)      (182,000)         121,000         (183,000)          82,000

Other income and expense:
 Settlement of royalty and other claims          436,000        343,000               --               --               --
 Minority Interest in income
   of consolidated subsidiary                    (68,000)       (34,000)         (82,000)         (46,000)         (30,000)
                                            ------------     ----------     ------------     ------------     ------------
(Loss) income before provision (benefit)
  for income taxes                            (1,299,000)       127,000           39,000         (229,000)          52,000

Provision (benefit) for income taxes                  --          6,000            9,000            7,000          (14,000)
                                            ------------     ----------     ------------     ------------     ------------
NET (LOSS) INCOME                           $ (1,299,000)    $  121,000     $     30,000     $   (236,000)    $     66,000
                                            ============     ==========     ============     ============     ============
(LOSS) INCOME PER COMMON SHARE

     Basic                                  $      (1.07)    $     0.10     $       0.03     $      (0.20)           $0,06
                                            ============     ==========     ============     ============     ============
     Diluted                                $      (1.07)    $     0.10     $       0.02     $      (0.20)    $       0.06
                                            ============     ==========     ============     ============     ============

                                               Years-ended July 31,
                        ------------------------------------------------------------------
                           1999          1998          1997          1996          1995
                        ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:

Intangible assets       $3,416,000    $3,656,000    $3,896,000    $4,136,000    $4,376,000
Total assets            $5,350,000    $5,962,000    $5,473,000    $5,367,000    $5,667,000
                        ==========    ==========    ==========    ==========    ==========
Shareholders' equity    $2,590,000    $3,803,000    $3,682,000    $3,652,000    $3,888,000
                        ==========    ==========    ==========    ==========    ==========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1999 VERSUS JULY 31, 1998

Total revenues for 1999 increased $477,000 to $1,345,000 compared to $868,000 for 1998. Movies, television and theatrical revenues increased $516,000 primarily due to the receipt of $800,000 from International Family Entertainment Inc. ("IFE") for the rights to exploit the National Lampoon brand in connection with certain U.S. television rights. These revenues were partially offset by reductions in amounts received from Showtime of approximately $306,000. Videocassette sales increased $17,000 to $18,000 from $1,000 in the prior year mainly due to increased sales of "Mother Goose" video titles. Royalty income decreased $82,000 from $160,000 to $78,000 from the prior year due to decreased video royalties. Publishing revenue increased $12,000 from last fiscal year to $12,000 compared to $0 in 1998 due to the current fiscal year sales of the 1998 edition. Interest income for the year increased $14,000 to $99,000 from $85,000 in the prior fiscal year primarily due to increased interest income recognized on short-term investment, as well as higher cash balances invested in interest bearing accounts during the current fiscal year.

Cost of movies, television and video increased $27,000 to $58,000 from $31,000 in the prior fiscal year, primarily due to required payments on the "GPEC" rights agreement.

Royalty expense increased $52,000 to $66,000, compared to $14,000 in 1998, primarily due to increases in royalty income, video income and movie income.

Selling, general and administrative expenses increased $163,000 to $948,000 in the current year as compared to $785,000 in the prior year. The increase was primarily due to increase in personnel and support staff required in launching the Site.

Compensation (benefit) related to SAR's increased by $1,719,000 to $1,700,000 from a benefit of $19,000, in 1998 due to a dramatic increase in the Company's stock price resulting in a corresponding increase in the value of the SAR's. This is described more fully under "Employment Agreement and Stock Options."

Other income of $436,000 in 1999 and $343,000 in 1998 primarily represents the reversal of previous accruals related to royalty and other liabilities which were extinguished at reduced amounts.

A Net Loss of $1,299,000 equal to $1.07 per diluted share was recorded in the current year compared to $121,000 of Net Income equal to $.10 in 1998. The dramatic decrease was due primarily to the increase in SAR expenses and expenses associated with the launch of nationallampoon.com.

YEAR ENDED JULY 31, 1998 VERSUS JULY 31, 1997

Total revenues for 1998 decreased $547,000 to $868,000 compared to $1,415,000 for 1997. Movies, television and theatrical revenues decreased $348,000, primarily due to decreased movie licensing revenue of previously licensed movies. Videocassette sales decreased $218,000 to $1,000 from $219,000 from the prior year due to the Company's continuing de-emphasis of the video segment of its business because of declining profitability. Royalty income increased $49,000 from $111,000 to $160,000 from the prior year, primarily due to the recognition of income on the balance of advance license fees upon expiration of the license agreements. Publishing revenue decreased $56,000 from last fiscal year to zero this year due to the Company receiving a waiver from publishing the National Lampoon magazine during the current fiscal year. Interest income for the year increased $26,000 to $85,000 from $59,000 in the prior fiscal year primarily due to increased interest income recognized on short-term investment, as well as higher cash balances invested in interest bearing accounts during the current fiscal year.

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

Other income of $343,000 primarily represents the reversal of previous accruals related to potential royalties, which were extinguished at a reduced amount, the current year recognition of certain unearned revenues, and the settlement of certain accrued expenses at reduced levels.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and short term investments at July 31,1999 totaled $1,858,000, a decrease of $373,000 from the prior year-end.

The Company incurred significant expenditures in fiscal 1999, with approximately $116,000 (without taking into consideration the share of the Company's overhead allocated to developing the Site) due to the cost of developing and launching the Site. There will be additional significant expenditures in the current line of business and management believes that its present level of cash, augmented by internally generated funds, will provide sufficient cash resources through fiscal 2000. The Company is exploring ways of raising additional capital. No assurance can be given that the Company will be successful in raising additional capital, or if successful, that it will be on terms which are acceptable to the Company. To the extent that the Web operations are not cash flow positive, or that additional capital is not available, the Company may be forced to curtail some of its new activities.

The Company has made a significant investment in the National Lampoon name and other intangible assets through its acquisition of NLI. Realization of these acquired assets $(3,416,000 as of July 31, 1999) is dependent on the success and viability of nationallampoon.com as well as the continued licensing of the National Lampoon name for use in feature films, video, television and audio distribution and merchandising of other appropriate opportunities. The Company has received approximately $7,407,000 in licensing revenues since the acquisition of the National Lampoon name in 1990. The Company is in the process of negotiating other licensing agreements and the development of other concepts, programs, etc. that could generate additional licensing fees in the future. If these and other licensing agreements that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time or if nationallampoon.com does not meet with advertising and merchandising sales success, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

In evaluating if there has been an impairment in the value of its long-lived assets, the Company follows the guidelines of SFAS No. 121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that through the realization of future licensing agreements and revenues from nationallampoon.com, expected future cash flows relating to the intangible assets will result in the recovery of the carrying amount of such assets.

IMPACT OF YEAR 2000 ISSUE

Introduction: The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

State of Readiness: To date, we have completed the Year 2000 conversion with respect to all of our computer systems and applications. We have completed remediation and testing of our computer systems and applications. While we have completed all required system remediation and testing for the Year 2000, we will continue our testing efforts and make appropriate remediations as necessary through January 1, 2000.

Because of the substantial progress made by us towards our Year 2000 conversion, we do not anticipate that any additional significant changes will be required or that the Year 2000 issue will pose significant operational problems for us. However, if the Company, its customers and vendors are unable to make necessary changes in a timely fashion and if unanticipated problems arise, the Year 2000 issue may take longer for us to address and may have a material impact on our financial condition and results of operations.

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

                                                                         First
Name and Office to which Elected                           Age          Elected
--------------------------------                           ---          -------
James P. Jimirro                                           62            1986
 Chairman of the Board of Directors,
 President and Chief Executive Officer

James Fellows                                              64            1986
 Director

Bruce P. Vann                                              43            1986
 Director

John De Simio                                              47            1998
 Director

Andrew Weeraratne                                          49            1999
 Chief Financial Officer

Duncan Murray                                              53            1986
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

JAMES FELLOWS has been a member of the Board of Directors and the President of the Central Education Network, Inc., a Chicago, Illinois association of public television and educational associations, since 1983. From 1962 through 1982, Mr. Fellows worked in a variety of positions for the National Association of Educational Broadcasters (NAEB) in Washington, D.C., and became its President and Chief Executive Officer in 1978. Mr. Fellows is a director of numerous non-profit corporations, including the Hartford Gunn Institute, a research and planning service for public telecommunications; the Maryland Public Broadcasting Foundation, a corporate fund-raiser for public television; and the American Center for Children and Media, a coalition of organizations committed to improving media services for children and youth.

BRUCE P. VANN has been a partner in the law firm of Kelly Lytton Mintz & Vann, LLP since December, 1995, and from 1989 through December 1995 was a partner with the law firm of Keck, Mahin & Cate and Meyer & Vann. In all firms (located in Los Angeles, California), Mr. Vann has specialized in corporate and securities matters. From 1994 through 1998 Mr. Vann served, on a non-exclusive basis, as Senior Vice President of Largo Entertainment, a subsidiary of The Victor Company of Japan.

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

ANDREW WEERARATNE joined the company in February,1999 as Chief Financial Officer. He is a Certified Public Accountant, licensed in the State of Florida (presently inactive), and has worked as Chief Financial Officer and Controller for various companies over the last 10 years. Prior to that he owned and operated his own Certified Public Accounting firm in Washington, D.C. for 6 years.

DUNCAN MURRAY has been with the Company since August, 1986. Before that, he worked with The Walt Disney Company for fourteen years in a variety of capacities including Vice President, Sales Administration for The Disney Channel and Director of Sales for Walt Disney Telecommunications Company. Mr. Murray also serves, on a non-exclusive basis, as Vice President and Treasurer of Transactional Media Incorporated.

ITEM 11: EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended July 31, 1999, 1998 and 1996, individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                   ---------------------------------------------------
                                Annual Compensation                          Awards                      Payouts
                      ---------------------------------------      ----------------------------    -------------------
(a)           (b)          (c)           (d)           (e)            (f)             (g)             (h)       (i)
                                                      Other
Name                                                  Annual       Restricted                                 All Other
and                                                   Compen-        Stock                           LTIP      Compen-
Principal                                             sation        Award(s)        Options/        Payouts    sation
Position      Year    Salary($)(4)    Bonus($)(4)     ($)(1)          ($)            SARs(#)          ($)        ($)
--------      ----    ------------    -----------     -------      -----------   --------------     -------   --------
              1999      190,750            --           (2)            (3)       16,667/16,667         --        3
James P.      1998      190,750            --           (2)            (3)       16,667/16,667         --        3
Jimirro(2)    1997      190,750            --           (2)            (3)       16,667/16,667         --        3

------------

(1) Does not include amounts of $18,887 in 1999, $12,000 in 1998, and $12,500 in 1997 paid to Jim Jimirro, who is entitled to be reimbursed for expenses relating to entertainment, travel and living expenses when away from home.

(2)     Does not include $6000 in 1999, $6,000 in 1998, and $7,000 in 1997, which the Company paid for Mr. Jimirro's health plan. The Company also provides Mr. Jimirro with a Company-leased vehicle for his use.

(3) Does not include SAR's granted to Mr. Jimirro pursuant to his employment agreement. See the description of Mr. Jimirro's employment agreement under "Employment Agreements and Stock Option Plans" below.

(4) Effective June 1, 1992, Mr. Jimirro reduced the amount of salary he receives to $190,750. Mr. Jimirro does not expect to receive the unpaid portion unless there is a change in the control of the Company as defined by his employment agreement. The Company has not accrued any salary or bonus for Mr. Jimirro in regards to the above for the fiscal years ended July 31, 1999, 1998 and 1997.

Option Grants in Last Fiscal Year

Shown below is information on grants of stock options pursuant to the 1994 Stock Option Plan during the fiscal year ended July 31, 1999 to the Named Officer which are reflected in the Summary Compensation Table on page 17.

                                                                                       Potential Realized Value at
                                Individual Grants in 1999                             Assigned Annual Rates of Stock
                  --------------------------------------------------------                  Price Appreciation
                                 Percentage                                              for 7 year Option Term
                                  of Total                                      -----------------------------------------
                                Options/SARs      Exercise                              5%                   10%
                   Options/      granted to        or Base                      -------------------   -------------------
                    SARS        Employees in      Price Per     Expiration      Stock      Dollar      Stock     Dollar
Name              Granted(#)     Fiscal Year       Share($)        Date         Price($)   Gains($)   Price($)   Gains($)
----              ----------    ------------      ---------     ----------      --------   -------    --------   --------
James Jimirro      16,667(1)        40.0           $1.94(2)     12-28-2005       $2.73      $13,167     $3.78    $30,667
                   16,667          100.0           $1.94        12-28-2005       $2.73      $13,167     $3.78    $30,667

----------

(1)     Options/SARS granted are immediately exercisable.

(2) Options/SARS granted with an exercise price (or initial valuation in the case of SARs) equal to the average of the high and low bid and asked price for one share of Common Stock during the five (5) business days preceding the date of grant Stock as quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 28, 1999, the date of grant for Mr. Jimirro.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

Shown below is information with respect to (i) options exercised by the Named Officer pursuant to the 1994 Plan during fiscal 1999 (of which there were none); and (ii) unexercised options granted in fiscal 1999 and prior years under the 1994 Plan to the Named Officer and held by them at July 31, 1999.

                                                                              Value of
                                                                             Unexercised
                                                         Unexercised         In-the-Money
                                                       Options/SARs at     Options/SARS at
                                                           7/31/99            7/31/99(1)
                   Shares Acquired         Value         Exercisable/        Exercisable/
Name                on Exercise(#)      Realized($)    Unexercisable(#)    Unexercisable($)
----               ---------------      -----------    ----------------    ----------------
James Jimirro            -0-                -0-            233,338/0         $3,433,752/0

----------

(1)     Based on the closing sale price as quoted on NASDAQ on that date.

Director Compensation

Directors, with the exception of Mr. Jimirro, receive 1,333 stock options per year exercisable at the then market price as compensation for their services as a director.

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee or similar Board committee. The compensation of Mr. Jimirro as Chief Executive Officer ("CEO") is determined under the provisions of Mr. Jimirro's employment agreement with the Company, which was approved by the Board of Directors in 1994 and then in 1999. James Jimirro, James Fellows, Bruce Vann and John De Simio were each directors of the Company during fiscal 1999.

EMPLOYMENT AGREEMENTS AND STOCK OPTIONS

In 1999, the Company entered into a new employment agreement with James P. Jimirro, effective July 1, 1999 (the "1999 Agreement"). Under the 1999 Agreement, which has a term of seven years, Mr. Jimirro will receive a base salary plus an incentive bonus following the end of each fiscal year during which Mr. Jimirro is employed by the Company. Mr. Jimirro's base salary for the first year will be $475,000 and will be adjusted annually by the greater of (i) 9% or (ii) 5% plus the percentage increase in the CPI Index. Effective July 1, 1999, the President reduced the amount of salary he receives to $191,000. The President does not expect to receive the unpaid portion unless there is a change in the control of the Company as defined by the agreement. The decision by Mr. Jimirro to forego compensation is similar to the actions by Mr. Jimirro under the terms of his prior employment agreement. Accordingly, and as specifically provided by the terms of the 1999 Agreement, the company has entered into a contingent note (the "Contingent Note") in the amount of $2,150,625, which amount represents the principal of all amounts previously waived by Mr. Jimirro. The Contingent Note is due only upon a change of control by the Company (as discussed below), and is considered a contingent obligation of the Company. To the extent that amounts are waived by Mr. Jimirro in the future, the 1999 Agreement provides that the Company is obligated to issue additional Contingent Notes, due on the same basis, for the amounts so waived.

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

The 1999 Agreement also provides that, on the date of each annual meeting of shareholders during its term, Mr. Jimirro will be granted stock options with respect to 25,000 shares of Common Stock and stock appreciation rights (SARs) with respect to 25,000 shares of Common Stock. The exercise price of each option and the initial valuation of each SAR will be equal to the average of the high and low bid and asked price for a share of common stock during the five (5) business days preceding the date of grant as reported by NASDAQ automated quotation system. The options and SARs will be immediately exercisable non-statutory stock options, will have a term of seven years, and will be subject to all other terms identical to those contained in the Company's 1999 Employee Stock Option Incentive Plan (the "1999 Plan"). The 1999 Plan specifically provides for the grant of stock options and SARs to Mr. Jimirro in accordance with his employment agreement. The 1999 Agreement provides that if Mr. Jimirro's employment is terminated without cause, or is terminated by Mr. Jimirro for cause or under certain other circumstances, including a change in control of the Company (as defined below), then Mr. Jimirro generally is entitled to receive all payments and other benefits which would be due under the 1999 Agreement during its entire term; provided, that such payments are to be "grossed up" to the extent that such payments would constitute an "excess parachute payment" under the Internal Revenue Code of 1986, or any successor law applicable to payments of severance compensation to Mr. Jimirro. A "change in control" would be deemed to occur if (a) any person or group becomes the direct or indirect owner of securities with 25% or more of the combined voting power of the Company's then outstanding securities, (b) if there is a significant change in the composition of the Board of

Directors of the Company, (c) upon the sale of all or substantially all of the assets of the Company, (d) upon the merger of the Company with any other corporations if the shareholders of the Company prior to the merger owned less than 75% of the voting stock of the corporation surviving the merger or (e) in certain other events. In addition to the foregoing benefits, Mr. Jimirro has the right, if he terminates his employment under certain circumstances (including following a change in control or a breach of the 1999 Agreement by the Company) to serve as a consultant to the Company for a period of five years (the "Consulting Period"). During the Consulting Period, Mr. Jimirro would be required to devote no more than 600 hours per year to the affairs of the Company, and would receive 50% of his salary as in effect on the date of termination of his employment. As a result of the foregoing, the Company would incur substantial expenses if Mr. Jimirro terminates his employment with the Company following a change in control of the Company, which may make the Company a less attractive acquisition candidate. The 1999 Agreement also provides Mr. Jimirro with certain registration rights pursuant to which, beginning in 2000, the Company will be required upon the request of Mr. Jimirro to register the sale of shares of the Company's Common Stock owned by Mr. Jimirro under the Securities Act of 1933. The 1999 Agreement is terminable by the Company only "for cause" as defined therein.

Any employee may participate in any bonus plan, which may be established, as well as all Employee Stock Option Plans.

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

The 1994 Plan provides for the maximum number of options to be granted to be the greater of 358,333 or 30% of the Company's outstanding shares less 41,667 shares reserved for issuance under the Non-Employee Director Plan.

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

The Board of Directors has approved, and the Company will be submitting to shareholders, a 1999 Stock Option Plan which will provide for the issuance of shares equal to 20% of the aggregate number of shares of the Company's Common Stock then outstanding. The options outstanding under the 1994 Plan will be transferred to the 1999 Plan. The provisions of the proposed 1999 Plan are substantially similar to the 1994 Non-Employee Director Plan and Employee Plan, on a combined basis.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the expected beneficial ownership of Common Stock as of October 27, 1999. The table shows the beneficial ownership to each person known to J2 who beneficially owns more than 5% of the shares of J2 Common Stock, each current director, and all directors and officers as a group. Except as otherwise indicated, J2 believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                      Shares           Percent
                                                   Beneficially           of
                                                      Owned             Class
                                                   ------------        --------
                                                      Number           Percent
James P. Jimirro(2)(3)                               325,336            26.4%
Daniel S. Laikin(7)                                  151,200            12.42%
Paul Skjodt(7)                                       127,000            10.44%
James Fellows(2)(4)                                   13,500              (1)
Bruce P. Vann(2)(5)                                    1,665              (1)
John De Simio(2)(6)                                    1,333              (1)
All directors and executive officers
 as a group (4 persons)                              620,034            50.26%

----------

(1)     Less than 1 percent.

(2) The address for each shareholder listed is 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California 90024.

(3) Includes 116,669 stock options granted under the Company's Stock Option Plan pursuant to Mr. Jimirro's Executive Employment Agreement.

(4) Includes 13,500 shares of Common Stock purchasable under the Company's Stock Option Plan.

(5) Includes 1,665 shares of Common Stock purchasable under the Company's Stock Option Plan.

(6) Includes 1,333 shares of Common Stock purchasable under the Company's Stock Option Plan

(7) The address for each shareholder listed is c/o Biltmore Homes, Inc., 25 West 9th Street, Indianapolis, IN 46204

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Bruce P. Vann and the law firms of Kelly Lytton Mintz & Vann LLP, of which he is a partner, performed services as attorneys for the Company. For the fiscal year ended July 31, 1999, Kelly & Lytton Mintz & Vann LLP earned approximately $13,185. Mr. Vann is a director of the Company and, as such, he (or his law firm) may receive additional compensation for services rendered to the Company.

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

                3.1   Restated Articles of Incorporation.(1)

                3.2   By-laws of the Company.(1)

                3.3   Certificate of amendment to Articles of Incorporation.(10)

                4.1 Right Agreement between J2 Communications and U.S. Stock Transfer Corporation, dated July 15, 1999.(3)

                10.1 Restated Employment Agreement between the Company and James P. Jimirro, dated as of July 1, 1999.(9)

                10.3  Lease between the Company and Pacific Properties.(4)

                10.4  Amended lease between the Company and Pacific
                      Properties.(5)

                10.5 Second amended lease between the Company and Pacific Properties(6)

                10.7  1994 Stock Option Plan for Employees.(7)

                10.8  1994 Stock Option Plan for Non-Employee Directors.(7)

                10.9 1998 Agreement between The Harvard Lampoon, Inc. and J2 Communications and settlement agreement and mutual general release agreement.(8)

                10.10 Form of Contingent Note.

                10.11 Form of Restated Indemnity Agreement.(9)

                21.1  List of subsidiaries of Registrant.(8)

----------

(1) Filed as an Exhibit to that certain Form S-1 Registration Statement of the Company as filed with the Securities and Exchange Commission on July 28, 1986, September 22, 1986 and October 2, 1986 (the "S-1 Registration Statement").

(2) Filed as Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended July 31, 1991.

(3) Filed as an Exhibit to that certain current report on Form 8-K, dated July 16, 1999.

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

(8) Filed as an Exhibit to that certain quarterly report on Form 10-Q, dated December 15, 1998.

(9)     Filed herewith.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 26th day of October, 1998.

                                       J2 COMMUNICATIONS

NOVEMBER 4, 1999                       BY: /s/ JAMES P. JIMIRRO
                                       -----------------------------------------
                                       JAMES P. JIMIRRO
                                       CHAIRMAN OF THE BOARD,
                                       PRESIDENT, AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 26th day of October, 1998.

Signatures                          Title                                      Date
----------                          -----                                      ----
/s/ James P. Jimirro                Chairman of the Board,                     November 4, 1999
-----------------------------       President, Chief Executive Officer
JAMES P. JIMIRRO                    (Principal Executive Officer)
                                    and Director

/s/ Andrew Weeraratne               Chief Financial Officer                    November 4, 1999
-----------------------------       (Principal Financial Officer)
ANDREW WEERARATNE

/s/ James Fellows                   Director                                   November 4, 1999
-----------------------------
JAMES FELLOWS

/s/ Bruce P. Vann                   Director                                   November 4, 1999
-----------------------------
BRUCE P. VANN

/s/ John De Simio                   Director                                   November 4, 1999
-----------------------------
JOHN DE SIMIO

                        J2 COMMUNICATIONS AND SUBSIDIARIES

                        FINANCIAL STATEMENTS
                        AS OF JULY 31, 1999 AND 1998
                        TOGETHER WITH AUDITOR'S REPORT

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                  JULY 31, 1999


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    July 31, 1999 and 1998

  Consolidated Statements of Operations
    for each of the three years in the period ended July 31, 1999

  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended July 31, 1999

  Consolidated Statements of Cash Flows
    for each of the three years in the period ended July 31, 1999

  Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To J2 Communications:

We have audited the accompanying consolidated balance sheets of J2 Communications and subsidiaries (a California corporation) as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J2 Communications and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Los Angeles, California
October 19, 1999

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 1999 AND 1998

                                     ASSETS

                                                          1999           1998
                                                       ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                            $1,858,000     $  879,000
  Short-term investments, at cost                              --      1,352,000
  Other current assets                                     41,000         55,000
                                                       ----------     ----------
          Total current assets                          1,899,000      2,286,000
                                                       ----------     ----------
NONCURRENT ASSETS:
  Equipment, less accumulated
    depreciation of $8,000 and
    $0 in 1999 and 1998, respectively                      19,000             --
  Intangible assets, less accumulated
    amortization of $2,549,000 and
    $2,309,000 in 1999 and 1998, respectively           3,416,000      3,656,000
               Other                                       16,000         20,000
                                                       ----------     ----------
          Total noncurrent assets                       3,451,000      3,676,000
                                                       ----------     ----------
TOTAL ASSETS                                           $5,350,000     $5,962,000
                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 1999 AND 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1999             1998
                                                     ----------       ----------
CURRENT LIABILITIES:
  Accounts payable                                   $  197,000       $  154,000
  Accrued expenses                                      432,000          829,000
  Deferred revenues                                          --          800,000
  Income taxes payable                                   25,000           38,000
  Common stock payable                                  203,000          203,000
  Minority interest                                     186,000          118,000
                                                     ----------       ----------
          Total current liabilities                   1,043,000        2,142,000
                                                     ----------       ----------
Deferred Compensation                                 1,717,000           17,000
                                                     ----------       ----------
       Total liabilities                              2,760,000        2,159,000
                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value:
     Authorized -- 2,000,000 shares,
      issued and outstanding --
        0 shares in 1999 and 1998                            --              --
   Common stock, no par value:
     Authorized--15,000,000 shares,
      issued
        1,233,712 and 1,200,000 shares in
        1999 and 1998, respectively                   8,754,600       8,662,600
   Note receivable on common stock                     (134,000)       (128,000)
   Deficit                                           (6,029,000)     (4,730,000)
   Less: treasury stock at cost, 1,166 shares            (1,600)         (1,600)
                                                    -----------     -----------
          Total shareholders' equity                  2,590,000       3,803,000
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,350,000     $ 5,962,000
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1999

                                                  1999             1998             1997
                                              ------------     ------------     ------------
REVENUES:
  Movies, television and theatrical           $  1,138,000     $    622,000     $    970,000
  Videocassette sales                               18,000            1,000          219,000
  Royalty income                                    78,000          160,000          111,000
  Publishing                                        12,000               --           56,000
  Interest                                          99,000           85,000           59,000
                                              ------------     ------------     ------------
          Total revenues                         1,345,000          868,000        1,415,000
                                              ------------     ------------     ------------
EXPENSES:
  Costs of movies and television                    45,000           26,000           53,000
  Cost of videocassettes sold                       13,000            5,000          105,000
  Royalty expense                                   66,000           14,000           63,000
  Magazine editorial, production and
    distribution                                        --               --           41,000
  Selling, general and administrative              948,000          784,600          755,000
  Compensation (benefit) related to SAR          1,700,000          (19,600)          37,000
  Amortization of intangible assets                240,000          240,000          240,000
                                              ------------     ------------     ------------
          Total expenses                         3,012,000        1,050,000        1,294,000
                                              ------------     ------------     ------------

OTHER INCOME                                       436,000          343,000               --
                                              ------------     ------------     ------------
          (Loss) income from
            consolidated operations             (1,231,000)         161,000          121,000

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARY                          (68,000)         (34,000)         (82,000)
                                              ------------     ------------     ------------
          (Loss) income before provision
            for income taxes                    (1,299,000)         127,000           39,000

PROVISION FOR INCOME TAXES                              --            6,000            9,000
                                              ------------     ------------     ------------
NET (LOSS) INCOME                             $ (1,299,000)    $    121,000     $     30,000
                                              ============     ============     ============
(LOSS) INCOME PER COMMON SHARE:

  Basic                                       $      (1.07)    $       0.10     $       0.03
                                              ============     ============     ============
  Diluted                                     $      (1.07)    $       0.10     $       0.02
                                              ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING

  Basic                                          1,211,728        1,200,000        1,200,000
                                              ============     ============     ============
  Diluted                                        1,211,728        1,212,347        1,214,937
                                              ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1999

                                                                               Notes
                                                     Common Stock            Receivable                       Less:
                                                ------------------------     on Common                      Treasury
                                                 Shares         Amount         Stock          Deficit         Stock         Total
                                                ---------     ----------     ---------      -----------     ---------     ----------
BALANCES, July 31, 1996                         1,200,000     $8,649,600     $(115,000)     $(4,881,000)     $(1,600)     $3,652,000
 Accrued interest on notes receivable                  --          6,000        (6,000)              --           --              --
 Net income                                            --             --            --           30,000           --          30,000
                                                ---------     ----------     ---------      -----------      -------      ----------
BALANCES, July 31, 1997                         1,200,000      8,655,600      (121,000)      (4,851,000)      (1,600)      3,682,000
 Accrued interest on notes receivable                  --          7,000        (7,000)              --           --              --
 Net income                                            --             --            --          121,000           --         121,000
                                                ---------     ----------     ---------      -----------      -------      ----------
BALANCES, July 31, 1998                         1,200,000      8,662,600      (128,000)      (4,730,000)      (1,600)      3,803,000
 Accrued interest on notes receivable                  --          6,000        (6,000)              --           --              --
 Stock options exercised                           17,045         49,000            --               --           --          49,000
 Shares issued in settlement of liabilities        16,667         37,000            --               --           --          37,000
 Net loss                                              --             --            --        1,299,000           --       1,299,000
                                                ---------     ----------     ---------      -----------      -------      ----------
BALANCES, July 31, 1999                         1,233,712     $8,754,600     $(134,000)     $(6,029,000)     $(1,600)     $2,590,000
                                                =========     ==========     =========      ===========      =======      ==========


The accompanying notes are integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 1999

                                                        1999              1998              1997
                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $ (1,299,000)     $    121,000      $     30,000
  Adjustments to reconcile net (loss)
     income to net cash (used in)
     provided by operating activities:
      Amortization of intangible assets                  240,000           240,000           240,000
      Depreciation                                         8,000                --                --
      Deferred compensation                            1,700,000           (19,600)           37,000
     Shares issued in settlement of liabilities           37,000                --                --
      Minority interest in income of
        consolidated subsidiary                           68,000            34,000            82,000
      Changes in assets and liabilities:
        Accounts payable                                  43,000            24,000            18,000
        Accrued expenses                                (397,000)         (262,400)          (56,000)
        Income taxes payable                             (13,000)               --                --
        Deferred revenues                               (800,000)          592,000            (5,000)
        Other                                             14,000            20,000            22,000
                                                    ------------      ------------      ------------
          Net cash (used in) provided by
            operating activities                        (399,000)          749,000           368,000
                                                    ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                          --        (1,641,000)       (1,053,000)
  Sale of short-term investments                       1,352,000         1,150,000         1,206,000
  Purchase of equipment                                  (27,000)          (20,000)               --
  Acquisition of other long-term assets                    4,000                --                --
                                                    ------------      ------------      ------------
          Net cash provided by (used in)
            investing activities                       1,329,000          (511,000)          153,000
                                                    ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                 49,000                --                --
                                                    ------------      ------------      ------------
          Net cash provided by financing
            activities                                    49,000                --                --
                                                    ------------      ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                979,000           238,000           521,000

CASH AND CASH EQUIVALENTS,
  beginning of year                                      879,000           641,000           120,000
                                                    ------------      ------------      ------------
CASH AND CASH EQUIVALENTS,
  end of year                                       $  1,858,000      $    879,000      $    641,000
                                                    ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION--
    Cash paid during the year for
      income taxes                                  $     23,000      $      6,000      $      9,000
                                                    ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1999

1.       Summary of Significant Accounting Policies

         Organization and Principles of Consolidation

         J2 Communications (the "Company"), a California Corporation, was formed in March 1986, and was primarily engaged in the acquisition, development and production of entertainment and special-interest videocassette programs and the marketing, distribution and licensing of these programs for retail sale in the home video market. In fiscal year 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in various aspects of the publishing and entertainment industries. In December 1992, in consideration for the default of certain intercompany notes from NLI to the Company, NLI assigned the rights to the majority of its assets in full satisfaction of the notes. Included in these assets was NLI's 100 percent ownership interest in NL Communications, Inc. and Heavy Metal, Inc., which, upon this assignment, became subsidiaries of the Company.

         During April 1999, the Company refocused its business strategy by positioning itself as an internet based comedic content provider by developing "nationallampoon.com" ("the Website"). The Company believes that the world wide web is emerging as a form complimentary to, and in many respects superior to, traditional television and print media in terms of its ability to deliver content to its target audience. The Website was launched during October 1999.

         The Company's primary source of revenues currently are derived through exploitation of the "National Lampoon" trademark in a variety of areas including motion pictures, home video, television, publishing and other entertainment media. Although continued licensing revenues are expected from these forms of media, the Company anticipates that the new Website will become the primary source of income through advertising revenue, electronic commerce and the spinning off of original characters and stories introduced on the Website to feature films and television. Until the time where a normalized revenue stream can be generated from the Website, the Company's revenues and income will continue to fluctuate based on the size, nature and timing of transactions whereby its names and trademarks are licensed.

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

         Revenue Recognition

         The Company recognizes licensing revenues based upon information provided by the licensee, with the exception of non-refundable advances from the licensing of the "National Lampoon" name, which are recognized when received. Revenues from the sale of videocassettes, net of estimated provisions for sales returns (which are not material for any period presented), are recognized when the units are shipped. Advances for future sales of videocassettes are deferred until the units are shipped. Publishing revenues include magazine sales and revenue from advertising included in the magazines. Single copy magazine sales are recognized as income in the month the issue becomes available for sale at the newsstand. Advertising revenue is recognized concurrently with the recognition of magazine sales.

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

         The Company has made a significant investment in the "National Lampoon" name and other intangible assets through its acquisition of NLI. Realization of these acquired assets is dependent on the continued exploitation of the "National Lampoon" name through licensing for use in feature films, video, television and audio distribution and merchandising or other appropriate opportunities, as well as the ability to generate revenue through other business ventures, such as the Website. The Company has received approximately $7,407,000 in licensing revenues since the acquisition of the "National Lampoon" name in 1990. The Company is in the process of identifying other licensing opportunities and developing concepts, programs and other opportunities that could generate future revenue. If these and other ventures that the Company may enter into in the future do not result in sufficient revenues to recover these acquired intangible assets over a reasonable period of time, the Company's future results of operations may be adversely affected by a write-off of or an adjustment to these acquired intangible assets.

         In evaluating if there has been an impairment in the value of its long-lived assets, the Company follows the guidelines of SFAS No. 121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that through the realization of future licensing agreements, expected future cash flows relating to the intangible asset will result in the recovery of the carrying amount of such asset.

PER SHARE INFORMATION

         The Company has adopted SFAS No. 128, "Earnings Per Share" ("EPS"), effective for the quarter-ended January 31, 1998. All prior period EPS data presented has been restated to conform with the provisions of this statement. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

         On October 21, 1998, the Company held a special shareholders meeting where a 3:1 reverse stock split was voted on and approved. In consideration of this event, all periods presented have been restated to retroactively reflect the decreased number of shares outstanding.

         A summary of the shares used to compute earnings per share is as follows:

                                                    Year Ended     Year Ended      Year Ended
                                                     July 31,       July 31,        July 31,
                                                       1999           1998           1997
                                                    ----------     ----------      ----------
         Weighted average common shares used
           to compute basic EPS                      1,211,728      1,200,000      1,200,000

         Stock options                                      --         12,347         14,937
                                                     ---------      ---------      ---------
         Weighted average common shares used
           to compute diluted EPS                    1,211,728      1,212,347      1,214,937
                                                     =========      =========      =========

         Dilutive stock options of 182,167 are not included in the calculation of diluted EPS in the year ending July 31, 1999 because they are antidilutive.

         Income Taxes

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain items in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

2.       Short-Term Investments

         Short-term investments consist of United States Treasury bills and notes with original maturities of between three and twelve months. The following is an analysis of short-term investments:

                                                            1999         1998
                                                            ----      ----------
         US Government obligations, cost                    $ --      $1,352,000
         Gross unrealized holding gains                       --          12,000
                                                            ----      ----------
         US Government obligations, fair value              $ --      $1,364,000
                                                            ====      ==========

No provision has been made for the change in market value for these investments, as the Company intends to hold them until maturity. In determining realized net gains, the cost of the securities sold is based on specific identification.

3.       Deferred Revenues

         Deferred revenues consist of the following:

                                                              1999       1998
                                                              ----     --------
         Deferred television revenues                         $ --     $800,000
                                                              ----     --------
                                                              $ --     $800,000
                                                              ====     ========

4.       Accrued Expenses

         Accrued expenses consist of the following:

                                                            1999          1998
                                                          --------      --------
         Accrued royalties                                $ 50,000      $312,000
         Reserve for contract payment on
           sale of stock (Note 5)                               --       158,000
         Deferred salary                                   189,000       189,000
         Legal expenses and other                          193,000       170,000
                                                          --------      --------
                                                          $432,000      $829,000
                                                          ========      ========

         Certain royalties and other expenses (including the contingent payment on sale of stock) accrued in previous years were settled in fiscal year 1999 and 1998 at reduced levels. The reduction in these accruals is reflected in other income in the accompanying consolidated statement of operations.

5.       Commitments and Contingencies

         Made-For-Cable Agreement

         In March 1994, the Company signed an agreement with Showtime Networks, Inc. ("Showtime") to produce seven movies over a three year period to be aired initially on the Showtime Network or The Movie Channel. The agreement provides for the payment of a license fee to NLI upon the commencement of principal photography of each film and contingent compensation based on revenues the films may generate from all sources. The Showtime agreement has now expired, with only four made-for-cable movies produced, and as such, the fifth through seventh movies will not be produced. Showtime has paid the producer fees due for all movies as of July 31, 1999.

         Revenue recognized under this agreement totaled $0, $300,000 and $300,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         In April 1998, the Company entered into an $800,000 agreement with International Family Entertainment, Inc. ("IFE"), whereby IFE had certain exclusive rights to the "National Lampoon" brand (including name, logos and related elements) in connection with US television series and made-for-TV movies during the 1998-99 telecast season. As the $800,000 annual fee was received by the Company in June 1998 for the television season beginning in August 1998, the Company deferred this income until fiscal year 1999. This income was reflected as movies, television and theatrical in the accompanying consolidated statements of operations. IFE did not exercise an option to extend this agreement through the 1999-2000 telecast season.

         Motion Picture Agreement

         NLI and New Line Cinema Corporation ("New Line") entered into an agreement, effective September 11, 1991, regarding the development, production, financing and distribution of up to three "National Lampoon" motion pictures. The agreement provided NLI with a non-refundable advance of $375,000 upon the execution of the agreement. The agreement was subsequently amended to extend its term through April 1, 1996.

         The compensation to be received by NLI as a result of the use of its name is $250,000 for each motion picture produced (payable on commencement of principal photography of the applicable film) plus 2-1/2 percent of distributors' gross receipts, as defined from all media in connection with the motion pictures. Revenues recognized under this agreement totaled $0, $84,000 and $118,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         Reserve for Contract Payment on Sale of Stock

         The Company has its videocassettes for the domestic market duplicated primarily by an independent duplication company, Technicolor Videocassette, Inc. ("Technicolor"), which warehouses the videocassettes and fulfills and ships orders for the Company. In April 1993, pursuant to a settlement agreement regarding an outstanding balance, the Company issued to Technicolor 52,333 shares of its common stock valued at $176,000, and a note in the amount of $87,000 to satisfy obligations owed to Technicolor. The Company paid the balance of the note in full during fiscal year 1995. The agreement provides for an additional cash payment in the event that such common stock is sold, within a specified time period, for less than $6 per share. A reserve for this contingent payment of $158,000 was included in accrued expenses at July 31, 1998 and 1997. The current year appreciation of the Company's share price in excess of $6 per share allowed Technicolor to recoup its monies due without additional payment from the Company which eliminated the need for the liability previously recorded (see
         Note 4). Accordingly, reversal of the reserve has been reflected as other income in the accompanying consolidated statement of operations for the year ended July 31, 1999.

         Joint Venture

         As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture, which only operations consist of revenues received from the licensing of a certain "National Lampoon" motion picture. The minority interest's share in the joint venture's revenue is deducted from movies, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were $251,000, $124,000 and $328,000 for each of the three years in the period ended July 31, 1999. Of this revenue, the minority interest's share totaled $68,000, $34,000 and $82,000, respectively.

         Leases

         The Company is obligated under an operating lease expiring on September 30, 2000 for its office facility in Los Angeles, California. The facility lease includes certain provisions for rent adjustments based upon changes in the lessor's operating costs and increases in the Consumer Price Index.

         The Company is obligated under an operating lease expiring in September 2002 for equipment located at its office facility.

         The Company is also obligated under an operating lease expiring in November 1999 for an automobile leased on behalf of an employee of the Company.

         The Company is committed to future minimum lease payments for the following years:

                                    Building    Equipment      Total
                                    --------    ---------    --------
                  2000                89,000       6,000       95,000
                  2001                15,000       2,000       17,000
                  2002                    --       2,000        2,000
                                    --------     -------     --------
                  Total             $104,000     $10,000     $114,000
                                    ========     =======     ========

         Rent expense totaled $79,000, $89,000 and $79,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         Equipment lease expense totaled $2,000, $2,000 and $8,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         Royalty Agreements

         Pursuant to a royalty agreement between NLI and The Harvard Lampoon, Inc. ("HLI"), as amended on October 1, 1998, NLI is required to pay HLI a royalty equal to 2 percent on the aggregate "net sales price", as defined by the agreement, from sales of any permitted publication using the name "Lampoon" as part of its title and a royalty of up to 2 percent of "pretax profits", as defined in the agreement, on any movie, stage show, television show or radio show using the name. Royalties payable under this agreement totaled $5,000, $13,000 and $19,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         The Company has entered into various royalty agreements with the producers of videocassettes distributed by the Company. The Company is required to pay a royalty, according to each individual agreement, of a percentage of gross receipts, less certain expenses. Royalty expense under these agreements totaled $2,000, $2,000 and $45,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         GPEC Agreement

         In 1987, NLI sold the exclusive rights to produce television programming utilizing the name "National Lampoon" to Guber-Peter Entertainment Company ("GPEC"). In 1991, under agreement with GPEC, NLI reacquired this right for $1,000,000, of which $500,000 was paid on execution of the agreement. The remaining $500,000 was payable out of the gross receipts of television programming, if any. To date, $182,500 has been paid under the gross receipts provision of the agreement.

         Employment Agreement

         The Company has entered into a restated employment agreement, dated July 1, 1999 ("1999 Agreement"), with its President and Chief Executive Officer. The agreement is for seven years and provides annual base compensation of $475,000, with annual increases of the greater of 9 percent or 5 percent, plus the percentage increase in the Consumer Price Index. Previously, the President had reduced the amount of salary he receives to $191,000. The President does not expect to receive the difference between the amount received and the amount provided for under the 1999 Agreement unless there is a change in control of the Company, as defined by the agreement. The decision by the President to forego compensation is similar to the actions by the President under the terms of his prior employment agreement. Accordingly, and as specifically provided by the terms of the 1999 Agreement, the Company has entered into ("the Contingent Note") in the amount of $2,150,625, which amount represents the principal and interest (computed at 10% per annum) of all amounts previously waived by the President. The Contingent Note is due only upon change of control by the Company (as defined in the 1999 Agreement), and is a contingent obligation of the Company. To the extent that amounts are waived by the President in the future, the 1999 Agreement provides that the Company is obligated to issue additional contingent notes, due on the same basis, for the amounts so waived.

         In addition, an annual bonus is payable to the President if the Company's pretax income exceeds specified levels. The amount is based on pretax earnings of the Company ranging from 5 percent to 9 percent over certain minimums. If earnings exceed $7,000,000, the President shall be entitled to such incentive compensation, as may be determined by the Board of Directors based upon the President's service and performance on behalf of the Company and the profitability of the Company. No bonus was earned in 1999, 1998 or 1997. Deferred bonuses for the President, included in accrued expenses, totaled $100,000 at July 31, 1999 and 1998. In addition, certain officers have deferred salary totaling $89,000 at July 31, 1999 and 1998, also included in accrued expenses.

         The Company has also granted the President options to purchase 25,000 shares of its common stock and 25,000 stock appreciation rights (see
         Note 7) for each year of his employment contract. The price for each will be based on the average of the high and low bid and asked price for one share of common stock during the five (5) business days preceding the date of grant as reported by NASDAQ automated quotation system.

         The 1999 Agreement provides that if the President's employment is terminated without cause, or is terminated by the President for cause or under certain other circumstances, including a change in control of the Company (as defined in the 1999 Agreement), then the President generally is entitled to receive all payments and other benefits which would be due under the 1999 Agreement during its entire term; provided, that such payments are to be "grossed up" to the extent that such payments wold constitute an "excess parachute payment" under the Internal Revenue Code of 1986, or any successor law applicable to payments of severance compensation to the President. In addition to the foregoing benefits, the President has the right, if he terminates his employment under certain circumstances to serve as a consultant to the Company for a period of five years. During this consulting period the President would earn 50% of his salary as in effect on the date of termination of his employment.

LITIGATION

         The Company, NLI and the officers and directors of NLI became the defendants in a lawsuit related to the acquisition of NLI by the Company. The shareholders of NLI (the "Plaintiffs") filed the claim in respect to the tax treatment of the transaction to the individual shareholders of NLI. The Company entered into a settlement agreement in August 1991, which must still be approved by the courts, under which the Company will pay in cash or stock the Plaintiffs for the payment of attorneys' fees. The value of the consideration to be paid of approximately $203,000 has been reflected as a liability at July 31, 1999, 1998 and 1997 as the shares have not been issued and the settlement has not been approved.

         On August 20, 1996, counsel for HLI filed a demand for arbitration with the American Arbitration Association, asserting that the Company underpaid royalties payable under the HLI royalty agreement by approximately $226,000, plus unspecified late charges, for the period July 1, 1992 through June 30, 1995, based upon HLI's interpretation of the agreement. After considerable arbitration, HLI and the Company entered into a new, perpetual license agreement which clarified certain new rights for the Company. As part of the arbitration, the Company agreed to issue HLI 16,667 shares of its common stock. The Company delivered the stock to HLI during the current year.

         The Company is party to other legal matters arising in connection with its business. While the final resolution of any matter may have an impact on the Company's results of operations for a particular reporting period, management believes, based in part on discussions with legal counsel, that the final outcomes of these matters will not have a material adverse effect upon the Company's financial position or results of operations.

6.       Notes Receivable on Common Stock

         In 1986, the Company issued 266,667 shares of common stock to certain of its officers and directors pursuant to its Restated Stock Purchase Plan. The shares were issued with 50 percent of the purchase price payable at the time of issuance and the remainder due in five years. The unpaid balance is due from the Company's President and Chief Executive Officer and bears interest at the rate of 10 percent, under promissory notes secured by the stock in favor of the Company.

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

         A summary of the stock options outstanding is below:

                                     Number of             Option           Weighted Average
                                      Options               Price            Exercise Price
                                    Outstanding             Range               Per Share
                                    -----------         -------------       ----------------
Balance, July 31, 1996                198,000           $1.68 - $4.44             $3.30
    Granted                            38,000           $2.64 - $3.39             $3.00
    Canceled                          (23,000)          $3.18 - $3.57             $3.39
                                      -------           -------------             -----
Balance, July 31, 1997                213,000           $1.68 - $4.44             $3.24
    Granted                            44,000           $1.68 - $3.00             $2.10
    Canceled                           (8,000)          $2.63 - $3.19             $3.09
                                      -------           -------------             -----
Balance, July 31, 1998                249,000           $1.68 - $4.44             $3.03
    Granted                            42,000           $1.94 - $2.08             $2.02
    Exercised                         (17,000)          $1.69 - $3.56             $2.91
    Canceled                          (92,000)          $1.69 - $3.57             $3.04
                                      =======           =============             =====
Balance, July 31, 1999                182,000           $1.68 - $4.44             $2.82

Of the options outstanding as of July 31, 1999, 1998 and 1997, 149,833, 214,000 and 192,000, respectively, were exercisable with a weighted average exercise price of $2.99, $3.18 and $3.27, respectively. The weighted average remaining contractual life of the options outstanding as of July 31, 1999 was 3.95 years.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", issued in October 1995. In accordance with provisions of SFAS No.123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for employee options granted at of above market value. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                           Years Ended July 31,
                                               ------------------------------------------
                                                   1999            1998          1997
                                               -----------       --------      --------
Net (loss) income-as reported                  $(1,299,000)      $121,000      $ 30,000
Net (loss) income-pro-forma                    $(1,343,000)      $ 76,000      $(11,000)
Basic (loss) earnings per share-
  as reported                                  $     (1.07)      $   0.10      $   0.03
Diluted (loss) earnings per share-
  as reported                                  $     (1.07)      $   0.10      $   0.02
Basic (loss) earnings per share-pro-forma      $     (1.11)      $   0.06      $   0.00
Diluted (loss) earnings per share-pro-forma    $     (1.11)      $   0.06      $   0.00

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro-forma compensation cost may not be representative of the cost to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                  Expected dividend yield                                0.00%
                  Expected stock price volatility                       85.77%
                  Risk free interest rate                                4.95%
                  Expected life of options                               3.34 years

         The weighted average fair value of options granted during fiscal 1999 and 1998 was $1.53 and $1.50, respectively.

         Stock Appreciation Rights

         The President and Chief Executive Officer of the Company has stock appreciation rights which entitle the officer to receive cash equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. The rights are payable to the President on demand. However, the President has represented that unless there is a change in control in the Company's ownership, he does not intend to call in these rights during fiscal year 2000. As of July 31, 1999 and 1998, appreciation in these rights amounted to approximately $1,717,000 and $17,000, respectively. This amount has been classified as non-current and is reflected in deferred compensation in the accompanying consolidated balance sheets.

         At July 31, 1999, a total of 116,669 rights were outstanding with exercise prices of between $1.94 and $4.42 per share.

8.       Related Party Transactions

         Legal fees of $13,200, $7,000 and $3,000, included in selling, general and administrative expenses, were incurred during fiscal 1999, 1998 and 1997, respectively, for services from legal firms, one of whose partners is a director of the Company.

         See Note 6 for discussion of a note receivable from the Company's President and Chief Executive Officer.

9.       Income Taxes

         The provision for income taxes is comprised as follows:

                                                         1999     1998      1997
                                                         ----    ------    ------
         Current:
           State                                         $ --    $6,000    $9,000
           Federal                                         --        --        --
         Adjustment to valuation allowance:
           State                                           --        --        --
                                                         ----    ------    ------
                                                         $ --    $6,000    $9,000
                                                         ====    ======    ======

         A reconciliation between the statutory federal rate and the Company's effective rate follows:

                                                         1999      1998      1997
                                                         ----      ----      ----
         Statutory federal
           income tax rate                                (34)%      34%       34%
         State income taxes                                --         7        19
         Benefit of unrecognized prior
           year losses                                     --      (190)     (185)
         Amortization of intangible
           assets                                           6        64       173
         Other                                             28        92       (22)
                                                         ----      ----      ----
         Effective rate                                    --%        7%       19%
                                                         ====      ====      ====

         At July 31, 1999 and 1998, the tax effect of deductible timing differences and carryforwards is comprised of the following:

                                                      1999             1998
                                                  ------------     ------------
         Net operating loss carryforwards         $    550,000     $    507,000
         Accrued liabilities and contingencies         705,000          136,000
         Royalty reserves                              108,000          131,000
         Deferred income                                    --          320,000
                                                  ------------     ------------
                                                     1,363,000        1,094,000
         Valuation allowance                        (1,363,000)      (1,094,000)
                                                  ------------     ------------
         Net deferred tax asset                   $         --     $         --
                                                  ============     ============

         At July 31, 1998, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $1,572,000, expiring at various dates through 2019.

10.      Major Customers

         During the year ended July 31, 1999, the Company received $800,000 in revenues from one motion picture/television license agreement representing 59% of total revenues. During the year ended July 31, 1998, the Company received $300,000 in revenues from two motion picture licensees representing 25% of total revenues. During the year ended July 31, 1997, the Company received $300,000 in revenues from a motion picture licensee representing 24% of total revenues.

11.      Stockholder Rights Plan

         In July of 1999, the Board of Directors of the Company adopted a Stockholder Rights Plan ("the Plan"). In connection therewith a dividend of one preferred share purchase right ("the Rights") for each outstanding share of common stock outstanding at the close of business on August 5, 1999. Since that time the Company has issued the Rights with each Common Share that has been subsequently issued. When exercisable, each new right will entitle its holder to buy one-hundredth of a share of Series A Junior Participating Preferred Stock ("the Preferred Shares") at a price of $65 per one-one-hundredth of a share until July 15, 1999.

         The Rights will become exercisable upon the earlier of (i) ten business days following public announcement that a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% (with certain exceptions as defined in the Plan) or more of the outstanding Common Shares or (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares.

         In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Shareholder will be entitled to receive 100 times the amount received per Common Share. In the event that a person becomes an Acquiring Person or if the Company were the surviving corporation on a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than the Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of one Right. In business combination transaction or more than 50% of its assets or earning power was sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase of one Right.

         The Rights may be redeemed in whole, but not in part, by the Board of Directors of the Company at a price of $0.001 per Right at any time prior to the time that an Acquiring Person has become such. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors of the Company in its sole discretion may establish.

12.      Segment Information

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", for its fiscal year ended July 31, 1999, which changed the way the Company reports information about its operating segments. The Company business units have been aggregated into three reportable operating segments: exploitation of the "National Lampoon" trademark, internet operations and video distribution. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Earnings of industry segments exclude interest income, goodwill amortization, compensation related to SAR's and other unallocated corporate expenses. With the development of internet operations beginning in January 1999, the Company began allocating unidentifiable selling, general and administrative expenses evenly between the trademark and internet segments. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                        Trademark      Internet        Video         Total
                                       -----------     ---------     ---------     -----------
         Year Ended July 31, 1999:
              Revenues                 $ 1,228,000     $      --     $  18,000     $ 1,246,000
              Segment income (loss)        425,000      (324,000)        5,000         106,000
              Identifiable assets               --        19,000        10,000          29,000
              Capital expenditures              --        27,000            --          27,000
              Depreciation expense              --         8,000            --           8,000

         Year Ended July 31, 1998:
              Revenues                 $   782,000     $      --     $   1,000     $   783,000
              Segment income (loss)        (76,600)           --        (4,000)        (80,600)
              Identifiable assets               --            --        14,000          14,000
              Capital expenditures              --            --            --              --
              Depreciation expense              --            --            --              --

         Year Ended July 31, 1997:
              Revenues                 $ 1,137,000     $      --     $ 219,000     $ 1,356,000
              Segment income (loss)        143,000            --       114,000         257,000
              Identifiable assets               --            --        12,000          12,000
              Capital expenditures              --            --            --              --
              Depreciation expense              --            --            --              --

         The following is a reconciliation of reportable segment income to consolidated income (loss) before taxes:

                                                                  Year Ended     Year Ended     Year Ended
                                                                   July 31,       July 31,       July 31,
                                                                     1999           1998           1997
                                                                  -----------    ----------     ---------
         Segment income (loss)                                    $   106,000     $ (80,600)    $ 257,000
         (Compensation) benefit related to SAR                     (1,700,000)       19,600       (37,000)
         Goodwill amortization                                       (240,000)     (240,000)     (240,000)
         Other income                                                 436,000       343,000            --
                                                                  -----------     ---------     ---------
                 Operating (loss) income                           (1,398,000)       42,000       (20,000)
         Interest income                                               99,000        85,000        59,000
                                                                  -----------     ---------     ---------
                 Consolidated (loss) income before taxes          $(1,299,000)    $ 127,000     $  39,000
                                                                  ===========     =========     =========

         The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                       Year Ended    Year Ended    Year Ended
                                                         July 31,     July 31,      July 31,
                                                          1999          1998          1997
                                                       ----------    ----------    ----------
         Total assets for reportable segments          $   29,000    $   14,000    $   12,000
         Goodwill not allocated to segments             3,416,000     3,656,000     3,896,000
         Cash and cash equivalents                      1,858,000       879,000       641,000
         Short-term investments                                --     1,352,000       861,000
         Other unallocated amounts                         47,000        61,000        63,000
                                                       ----------    ----------    ----------
                 Consolidated total assets             $5,350,000    $5,962,000    $5,473,000
                                                       ==========    ==========    ==========