Form 10-Q
period 1999-10-31
J2 COMMUNICATIONS /CA/
filed 1999-12-20
CIK 798078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1999                 Commission File #0-15284



                                J2 COMMUNICATIONS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                         95-4053296
------------------------------                     ----------------------------
(State or other jurisdiction                       (IRS Employer Identification
incorporation or organization)                                Number)

10850 Wilshire Blvd., Ste. 1000, Los Angeles, CA  90024
--------------------------------------------------------------------------------
                     (Address of principal executive office)


Registrant's telephone number, including area code: 310-474-5252
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No  [ ]

Number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date: 1,302,388 common shares, no par value were outstanding as of December 13, 1999.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                      Unaudited
                                                       10/31/99          7/31/99
                                                      ----------        ---------

Assets

Cash and cash equivalents                            $1,715,000         $1,858,000
Other current assets                                     35,000             41,000
Equipment, less accumulated
  depreciation of $10,000 and
  $8,000 as of 10/31/99 and
  7/31/99, respectively                                  17,000             19,000
Intangible assets, less accumulated
  amortization of $2,609,000 and
  $2,549,000 as of 10/31/99 and
  7/31/99, respectively                               3,356,000          3,416,000
Other assets                                             16,000             16,000
                                                     ----------         ----------
Total assets                                         $5,139,000         $5,350,000
                                                     ==========         ==========


Liabilities and Shareholders' Equity

Liabilities:

Accounts payable                                     $  108,000         $  197,000
Accrued expenses                                        362,000            432,000
Accrued income taxes                                     25,000             25,000
Common stock payable                                    203,000            203,000
Minority interest                                       268,000            186,000
                                                     ----------         ----------
Total liabilities                                       966,000          1,043,000
                                                     ----------         ----------

Deferred compensation                                $1,739,000         $1,717,000

Shareholders' equity:

Preferred stock, no par value;
  Authorized 2,000,000 shares;
  none issued and outstanding                               -                  -

Common stock, no par value;
  Authorized 15,000,000 shares;
  issued and outstanding, 1,234,718
  and 1,233,712 shares respectively
  as of 10/31/99 and 7/31/99                          8,757,600          8,754,600
Less: notes receivable on common stock                 (136,000)          (134,000)
Accumulated deficit                                  (6,186,000)        (6,029,000)

Less: treasury stock at cost,
      1,166 shares                                       (1,600)            (1,600)
                                                     ----------         ----------
Total shareholders' equity                            2,434,000          2,590,000
                                                     ----------         ----------
Total liabilities and
shareholders' equity                                 $5,139,000         $5,350,000
                                                     ==========         ==========



The accompanying notes are an integral part of these consolidated balance sheets.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998


                                                                 1999               1998
                                                               ---------          --------
Revenues:

 Movies, television, and theatrical                           $  310,000         $ 554,000
 Video sales, net of returns                                       4,000             3,000
 Royalty income                                                    4,000            20,000
 Magazine                                                          3,000            27,000
                                                              ----------         ---------
  Total revenues                                                 321,000           604,000
                                                              ----------         ---------
Costs and expenses:
 Cost of videocassettes sold                                       1,000             2,000
 Royalty expense                                                   4,000             9,000
 Cost of movies, television and theatrical                             -            55,000
 Cost of magazine                                                      -            45,000
 Cost of web development                                         107,000                 -
 Selling, general and administrative                             221,000           197,000
 Compensation (benefit) related to SAR                            22,000           (17,000)
 Amortization of intangible assets                                60,000            60,000
                                                              ----------         ---------
   Total expenses                                                415,000           351,000
                                                              ----------         ---------
(Loss) income from operations                                    (94,000)          253,000

Other (expense) income

 Interest income                                                  19,000            16,000
 Minority interest in income of
  consolidated subsidiary                                        (82,000)          (64,000)
                                                              ----------         ---------
(Loss) income before income taxes                               (157,000)          205,000

Provision for income taxes                                             -            11,000
                                                              ----------         ---------
Net (loss) income                                             $ (157,000)        $ 194,000
                                                              ==========         =========

(Loss) income per common share:

 Basic and diluted (loss) income per share                       ($ 0.13)            $0.16
                                                              ==========         =========

 Weighted average number of shares
  of common stock outstanding                                  1,234,379         1,200,000
                                                              ==========         =========


The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998


                                                 1999                     1998
                                             -----------               ---------
Cash flows from operating activities:

Net (loss) income                            $ (157,000)               $ 194,000
Adjustments to reconcile net (loss) income
 to net cash (used in) provided by
 operating activities:

    Depreciation of fixed assets                  2,000                       -
    Amortization of intangible assets            60,000                   60,000
    Minority interest in income
      of consolidated subsidiary                 82,000                   64,000
    Interest on note receivable-common stock     (2,000)

    Changes in assets and liabilities:
    Accounts receivable, net                         -                   (27,000)
    Other current assets                          6,000                   18,000
    Accounts payable                            (89,000)                  39,000
    Accrued expenses                            (70,000)                  11,000
    Deferred revenues                                -                  (300,000)
    Deferred compensation                        22,000                       -
                                             ----------               ----------
    Net cash (used in) provided by
    operating activities                       (146,000)                  37,000
                                             ----------               ----------


Cash flows from investing activities:

    Purchase of property and equipment               -                   (23,000)
    Sale of short-term investments                   -                   194,000
                                             ----------               ----------
                                                     -                   171,000

Cash flow from financing activities
    Exercise of stock options                     3,000                       -
                                             ----------               ----------
    Net cash provided by investing
     activities                                   3,000                       -
                                             ----------               ----------
Net (decrease) increase in cash
 and cash equivalents                          (143,000)                 208,000

Cash and cash equivalents,
 beginning of quarter                         1,858,000                  879,000
                                             ----------               ----------
Cash and cash equivalents,
 end of quarter                              $1,715,000               $1,087,000
                                             ==========               ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                J2 COMMUNICATIONS

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999

Item 1

Basis of Financial Statement Presentation

The consolidated financial statements of J2 Communications and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended July 31, 1999, as included in the Company's 1999 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report relating to the July 31, 1999 balance sheet is included in the Annual Report. Significant accounting policies used by the Company are summarized in Note 1 to the financial statements included in the Annual Report.

In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of October 31, 1999, and the results of its operations and cash flows for the periods ended October 31, 1999 and 1998 respectively, have been made. Operating results for the three-month period ended October 31, 1999, are not necessarily indicative of the operating results for the entire fiscal year.

Earnings Per Share

The Company has adopted SFAS No. 128,"Earnings Per Share". The weighted average number of shares used in computing basic earnings per share was 1,234,379 and 1,200,000, respectively in the three months ended October 31, 1999 and October 31, 1998. Securities of 150,559 shares for the period ending October 31, 1999 were antidilutive for the period.

Segment Information

The Company adopted SFAS No.131, "Disclosures About Segment of an Enterprise and Related Information", for its fiscal year ended July 31,1999, which changed the way the Company reports information about its operating segments. The Company business units have been aggregated into three reportable operating segments: exploitation of the "National Lampoon" trademark, Internet operations and video distribution. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Earnings of industry segments exclude interest income, amortization of intangible assets, compensation related to SAR's and other unallocated corporate expenses. With the development of Internet operations beginning in April 1999, the Company began allocating unidentifiable selling, general and administrative expenses evenly between the trademark and Internet segments. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. Summarized financial information concerning the Company's reportable segments is shown in the following tables:



                                           Trademark   Internet     Video     Total
                                           ---------   --------     -----     -----
Quarter Ended October 31,1999:

         Revenue                           $317,000    $    -       $4,000   $321,000
         Segment income(loss)               156,000    (171,000)     3,000    (12,000)


                                           Trademark   Internet     Video     Total
                                           ---------   --------     -----     -----
Quarter Ended October 31,1998:

         Revenue                           $601,000    $   -        $3,000   $604,000
         Segment income                     295,000        -         1,000    296,000



The following is a reconciliation of reportable income to consolidate
(loss)income before taxes:


                                            Quarter Ended      Quarter Ended
                                           October 31,1999    October 31,1998
                                           ---------------    ---------------

Segment (loss)income                        $ (12,000)            $296,000
(Compensation) benefit related to SAR         (22,000)              17,000
Amortization of intangible assets             (60,000)             (60,000)
Minority interest in consolidation            (82,000)             (64,000)
                                              --------            --------
  Operating (loss)income                     (176,000)             189,000
Interest income                                19,000               16,000
                                            ---------             --------
  Consolidated (loss)income before taxes    $(157,000)            $205,000
                                            =========             ========


Joint Venture

As part of the acquisition of NLI, the Company acquired a 75 percent interest in a joint venture whose only operations consist of receiving revenues derived from the licensing of "National Lampoon's Animal House," a motion picture. The minority interest's share in the joint venture's revenue is deducted from movie, television and theatrical revenue. Total revenues received by the joint venture related to this motion picture were, respectively, $298,000 and $251,000 for the periods ended October 31, 1999 and 1998. Of this revenue, the minority interest's share totaled $82,000 and $64,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, particularly those under Item 2, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations

Quarter Ended October 31, 1999 Versus October 31, 1998

Total revenues for the current quarter were $321,000, compared with $604,000 in the prior year quarter. Movies, television and theatrical revenues were $310,000, compared with $554,000 in the prior year quarter. The decrease was primarily due to the elimination of revenue from International Family Entertainment, Inc. (IFE). During the current year IFE did not renew the annual option on the license agreement it was party to with the Company. Video sales net of returns were $4,000, up $1,000 from the prior year quarter. The Company has de-emphasized this segment of its business due to declining profitability. Royalty income decreased $16,000, to $4,000, from $20,000 for the prior year quarter, primarily due to deemphasizing the video segment of the business. Magazine revenue was $3,000 in the current year quarter, compared to $27,000 in the prior year quarter as the Company is no longer publishing the "National Lampoon" magazine.

Royalty expense decreased $5,000, to $4,000, compared to $9,000 in the prior year quarter, due principally to lower movies, television and theatrical revenues.

Cost of movies, television and theatrical decreased by $55,000 in the current year quarter primarily due to no payment being required under the terms of the "GPEC" rights agreement.

Cost of Magazine was $0 in the current year quarter for the publication of the magazine, compared to $45,000 in the prior year quarter, due to discontinuation of the publication.

Cost of web development of $107,00 in the current year quarter represents the additional cost incurred to further develop nationallampoon.com.

Selling, general and administrative expenses were $221,000 in the current year quarter, compared with $197,000 in the prior year quarter. The increased expenses reflect the hiring of additional staff and consultants needed to launch and maintain the Company's new venture, nationallampoon.com

Stock Appreciation Rights (SAR) resulted in a compensation of $22,000 in the current year quarter compared to a benefit of $17,000 in the prior year quarter due to Company's share price appreciations/depreciations in the respective quarters.

There was no significant provision for income taxes in either quarter because of the utilization of tax loss carryforwards.

Net loss for the current quarter was $157,000, equal to ($0.13) per share, compared with a net income of $194,000 in the corresponding prior year quarter, equal to $0.16 per share. The decrease is primarily due to the increase in expenses directed towards start-up of nationallampoon.com., and the cancellation of IFE license agreement.

Liquidity and Capital Resources

Cash at October 31, 1999 totaled $1,715,000, a decrease of $143,000 from the July 31, 1999 fiscal year end. This decrease reflects the Company's additional investment incurred in setting up nationallampoon.com.

There will be additional significant expenditures in the ongoing development and maintenance of nationallampoon.com. Management believes that its present level of cash, augmented by internally generated funds, will provide sufficient cash resources through at least fiscal 2000.

Cash Flows

For three months ended October 31, 1999 compared to three months ended October 31, 1998.

Net cash provided by operating activities decreased $183,000, primarily due to increased development and personnel costs related to nationallampoon.com. Net cash provided by investing activities decreased by $171,000 from the prior year quarter due to no cash flow from sales of short-term investments. The Company had $3,000 in cash flow from exercise of employee stock options in the current year quarter.


PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

On August 13, 1999, Heathdale productions, Inc., a 25% partner with J2 Communications in the Yearbook Movie Company - the participants in the royalties from Universal Studios on the movie "Animal House" - filed an action in Los Angeles Supreme Court against the Company for breach of contract and other violations they claim the Company committed in distributing their share of "Animal House" revenue. The Company believes this suit is without merit and plans to defend it vigorously. Management believes this will not result in any material impact on its financial condition or results of operations.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Events

         None

Item 6 - THE NEW VENTURE

                  In October, 1999, the Company launched its new Web site, nationallampoon.com (the "Site"). Positioned as a "network" because of its wide range of original comedic programming, the Site also features certain classic National Lampoon material. It is available at no charge over the Internet.

                  The Company expects to generate future revenues from the site through sales of advertising, and through the sale of National Lampoon themed-merchandise from its e-commerce store. Over the longer term, the Company expects to earn revenues through adaptation of characters, stories, and animation from the Site into filmed entertainment, video, audio and merchandise although there can be no assurance that revenues will ever be realized, or if received, in amount sufficient to cover operating costs.

                  The Company believes that there is a substantial market for the Site. Therefore, management has invested, and will continue to invest, a substantial portion of the Company's capital in the development, production and marketing of the Site.

Item 7 - Exhibits And Reports On Form 8-K

       (a)  Exhibits
              Exhibit27- Financial Date Schedule

       (b)  Reports on Form 8-K
              None filed during the Quarter

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized officers.



                                            J2 COMMUNICATIONS


Date    12/20                       By:     /s/ JAMES P. JIMIRRO
      ----------                       ----------------------------------------
                                                JAMES P. JIMIRRO
                                                Chairman of the Board
                                                President
                                                (Principal Executive Officer)

Date    12/20                       By:     /s/ ANDREW WEERARATNE
      ----------                       ----------------------------------------
                                                ANDREW WEERARATNE
                                                Chief Financial Officer
                                                (Principal Financial Officer)