Form 10-Q
period 2000-01-31
J2 COMMUNICATIONS /CA/
filed 2000-03-16
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 2000     Commission File No. 0-15284



                                J2 COMMUNICATIONS
             (Exact name of registrant as specified in its charter)


            California                                    95-4053296
   (State or other jurisdiction                        (I.R.S. Employer
         of incorporation)                            Identification No.)


                        10850 Wilshire Blvd., Suite 1000
                          Los Angeles, California 90024
                    (Address of principal executive offices)



Registrant's telephone number:  (310) 474-5252



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES   X   NO
                                      -----   -----



As of March 13, 2000 the registrant had 1,310,392 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       AS OF                      AS OF
                                                                   JAN. 31, 2000              JUL. 31, 1999
                                                                   -------------              -------------
                                                                     (UNAUDITED)
ASSETS

     Cash and Cash Equivalents                                      $ 1,748,000                $ 1,858,000
     Prepaid Expenses                                                    18,000                     23,000
     Fixed Assets, net of accumulated depreciation
         of $13,000 and $8,000, respectively                             22,000                     19,000
     Intangible Assets, net of amortization of
         $2,669,000 and $2,549,000, respectively                      3,296,000                  3,416,000
     Other Assets                                                        50,000                     34,000
                                                                    -----------                -----------
TOTAL ASSETS                                                        $ 5,134,000                $ 5,350,000
                                                                    ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts Payable                                               $   238,000                $   197,000
     Accrued Expenses                                                   347,000                    432,000
     Accrued Income Taxes                                                     0                     25,000
     Settlement Payable                                                 203,000                    203,000
     Minority Interest in Consolidated Subsidiary                       271,000                    186,000
     Stock Appreciation Rights Payable                                1,134,000                  1,717,000
                                                                    -----------                -----------
       TOTAL LIABILITIES                                              2,193,000                  2,760,000

STOCKHOLDERS' EQUITY
     Preferred Stock, no par value, 2,000,000 shares
         authorized, no shares issued and outstanding                         0                          0
     Common Stock, no par value, 15,000,000 shares
         authorized, 1,310,392 and 1,233,712 shares
         issued and outstanding, respectively                         8,922,000                  8,755,000
     Less: Note Receivable for Common Stock                            (137,000)                  (134,000)
     Less: Treasury Stock, at cost, 1,166 shares                         (2,000)                    (2,000)
     Accumulated Deficit                                             (5,842,000)                (6,029,000)
                                                                    -----------                -----------
       TOTAL STOCKHOLDERS' EQUITY                                     2,941,000                  2,590,000
                                                                    -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,134,000                $ 5,350,000
                                                                    ===========                ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS                             SIX MONTHS
                                                               ENDED JAN. 31,                         ENDED JAN. 31,
                                                          2000                1999                2000                1999
                                                      -----------         -----------         -----------         -----------
REVENUE
    Trademark                                         $   222,000         $   173,000         $   539,000         $   776,000
    Video                                                   3,000               4,000               7,000               6,000
                                                      -----------         -----------         -----------         -----------
     Total Revenue                                        225,000             177,000             546,000             782,000

COSTS AND EXPENSES
    Costs Related to Trademark Revenue                      7,000                   0              11,000             125,000
    Costs Related to Video Revenue                          1,000               4,000               2,000               6,000
    Costs Related to Internet Operations                   86,000                   0             193,000                   0
    Amortization of Intangible Assets                      60,000              60,000             120,000             120,000
    Selling, General & Administrative Expenses            347,000             199,000             568,000             361,000
    Stock Appreciation Rights Benefit                    (605,000)                  0            (583,000)                  0
                                                      -----------         -----------         -----------         -----------
      Total Costs and Expenses                           (104,000)            263,000             311,000             612,000
                                                      -----------         -----------         -----------         -----------
  OPERATING INCOME/(LOSS)                                 329,000             (86,000)            235,000             170,000

OTHER INCOME/(EXPENSE)
    Interest Income                                        19,000              25,000              38,000              38,000
    Minority Interest in Income of
      Consolidated Subsidiary                              (3,000)                  0             (85,000)            (64,000)
                                                      -----------         -----------         -----------         -----------
      Total Other Income/(Expense)                         16,000              25,000             (47,000)            (26,000)
                                                      -----------         -----------         -----------         -----------
  INCOME/(LOSS) BEFORE INCOME TAXES                       345,000             (61,000)            188,000             144,000

Provision for Income Taxes                                  1,000                   0               1,000              11,000
                                                      -----------         -----------         -----------         -----------
  NET INCOME/(LOSS)                                   $   344,000         $   (61,000)        $   187,000         $   133,000
                                                      ===========         ===========         ===========         ===========

  Net Income/(Loss) Per Share - Basic                 $      0.27         $     (0.05)        $      0.15         $      0.11
                                                      ===========         ===========         ===========         ===========
  Weighted Average Number of Common
  Shares - Basic                                        1,281,965           1,211,000           1,258,067           1,206,000
                                                      ===========         ===========         ===========         ===========

  Net Income/(Loss) Per Share - Diluted               $      0.25         $     (0.05)        $      0.14         $      0.11
                                                      ===========         ===========         ===========         ===========
  Weighted Average Number of Common and
  Common Equivalent Shares - Diluted                    1,364,841           1,211,000           1,375,144           1,206,000
                                                      ===========         ===========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JAN. 31,
                                                                           2000                 1999
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $   187,000         $   133,000
     Adjustments to reconcile Net Income to Net Cash
     Used in Operating Activities:
          Depreciation and Amortization                                     125,000             120,000
          Minority Interest in Income of Consolidated Subsidiary             85,000              65,000
          Stock Appreciation Rights Benefit                                (583,000)                  0
          Interest on Note Receivable for Common Stock                       (3,000)                  0
     Change in Assets and Liabilities:
          Increase in Accounts Receivable                                         0             (27,000)
          Decrease in Prepaid Expenses                                        5,000              20,000
          Increase in Other Assets                                          (16,000)            (21,000)
          Increase in Accounts Payable                                       41,000              30,000
          Decrease in Accrued Expenses                                      (85,000)            (43,000)
          Decrease in Income Taxes Payable                                  (25,000)                  0
          Decrease in Deferred Revenue                                            0            (466,000)
                                                                        -----------         -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN OPERATING ACTIVITIES                                          (269,000)           (189,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Fixed Assets                                                (8,000)                  0
     Sale of Short-term Investments                                               0             582,000
                                                                        -----------         -----------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                                        (8,000)            582,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                                              167,000                   0
                                                                        -----------         -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                                167,000                   0
                                                                        -----------         -----------
NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                                       (110,000)            393,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,858,000             879,000
                                                                        -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 1,748,000         $ 1,272,000
                                                                        ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 1999 included in the J2 Communications ("Company" or "Registrant") annual report on Form 10-K for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2000, the results of operations for the three and six month periods ended January 31, 2000 and 1999 and cash flows for the six month periods ended January 31, 2000 and 1999 have been included.

The results of operations for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

Certain amounts for the three and six month periods ended January 31, 1999 have been reclassified to conform to the presentation of the January 31, 2000 amounts.

NOTE B - EARNINGS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. The following table shows the weighted average number of common and common equivalent shares used in the calculation of basic and fully diluted earnings per share:

                                                               FOR THE SIX MONTHS ENDED
                                                            JAN. 31, 2000    JAN. 31, 1999
                                                            -------------    -------------
Weighted Average Number of Common Shares Outstanding          1,258,067        1,206,000

Weighted Average Number of Common Shares Assuming
   Exercise of Stock Options                                    117,077                0
                                                              ---------        ---------
Fully Diluted Weighted Average Number of Common Shares        1,375,144        1,206,000
                                                              =========        =========

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture ("Joint Venture") established in 1975 for the development and production of the film "National Lampoon's Animal House" ("Film"). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and a liability recognized corresponding to the minority partner's interest in the proceeds from the Joint Venture. The revenue received by the joint venture was approximately $314,000 and $251,000 for the six month periods ended January 31, 2000 and 1999, respectively.

NOTE D - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the six month periods ended January 31, 2000 and 1999 concerning the Company's segments is as follows:


                                            Trademark          Internet          Video             Total
                                            ---------         ---------         ---------        ---------
Three Months Ended January 31, 2000
     Segment revenue                        $ 222,000         $       0         $   3,000        $ 225,000
     Segment operating income/(loss)           67,000          (288,000)            2,000         (219,000)

Three Months Ended January 31, 1999
     Segment revenue                        $ 173,000         $       0         $   4,000        $ 177,000
     Segment operating income/(loss)          (26,000)                0                 0          (26,000)

Six Months Ended January 31, 2000
     Segment revenue                        $ 539,000         $       0         $   7,000        $ 546,000
     Segment operating income/(loss)          205,000          (523,000)            5,000         (313,000)

Six Months Ended January 31, 1999
     Segment revenue                        $ 776,000         $       0         $   6,000        $ 782,000
     Segment operating income/(loss)          226,000                 0                 0          226,000

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - SEGMENT INFORMATION (CONTINUED)

A reconciliation of segment operating (loss)/income to net income/(loss) before income taxes for the three and six month periods ended January 31, 2000 and 1999 is as follows:


                                                           FOR THE THREE MONTHS ENDED
                                                    JAN. 31, 2000              JAN. 31, 1999
                                                    -------------              -------------
Total segment operating loss                          $(219,000)                 $ (26,000)
Amortization of intangible assets                        60,000                     60,000
Stock appreciation rights benefit                      (605,000)                         0
Interest income                                         (19,000)                   (25,000)
                                                      ---------                  ---------
Net income/(loss) before income taxes                 $ 345,000                  $ (61,000)
                                                      =========                  =========


                                                            FOR THE SIX MONTHS ENDED
                                                    JAN. 31, 2000               JAN. 31, 1999
                                                      ---------                  ---------
Total segment operating (loss)/income                 $(313,000)                 $ 226,000
Amortization of intangible assets                       120,000                    120,000
Stock appreciation rights benefit                      (583,000)                         0
Interest income                                         (38,000)                   (38,000)
                                                      ---------                  ---------
Net income before income taxes                        $ 188,000                  $ 144,000
                                                      =========                  =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JANUARY 31, 2000 VS. THE THREE MONTHS ENDED JANUARY 31, 1999

        For the quarter ended January 31, 2000 trademark and related revenues were approximately $222,000 as compared to approximately $173,000 for the quarter ended January 31, 1999. The increase in trademark and related revenues of 28% results primarily from increased revenue from the film "National Lampoon's Loaded Weapon I." The Company's internet operations (primarily its website, NATIONALLAMPOON.COM, that was launched in October 1999) did not generate significant revenue during the quarter ended January 31, 2000 primarily due to the time lag between an advertisement appearing on the website, collection of the revenue associated with that advertisement by the Company's advertising sales agency and subsequent remittance of that revenue, less commissions, to the Company. Advertising first appeared on the Company's website during November 1999. (SEE FUTURE COMMITMENTS).

        Costs related to trademark and video revenue for the quarter ended January 31, 2000 increased to approximately $8,000 versus approximately $4,000 for the quarter ended January 31, 1999. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) were approximately $86,000 during the quarter ended January 31, 2000. These costs include website development and maintenance, content creation and third party hosting of the website. There were no costs related to internet operations during the same period last year as the Company's internet operations did not commence until April 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 for each of the quarters ended January 31, 2000 and 1999.

        Selling, general and administrative costs increased by approximately 74% to approximately $347,000 during the quarter ended January 31, 2000 versus approximately $199,000 during the same period last year. This increase results from increased salaries and related expenses of approximately $103,000 primarily associated with the Company's internet operations and increased expenses relating to preparation of the Company's proxy statement and annual report for its annual shareholder meeting in January 2000.

        During the quarter ended January 31, 2000, the Company recorded a benefit of approximately $605,000 related to stock appreciation rights ("SAR") granted to the Company's chief executive officer. This benefit results from a decrease in the Company's stock price during the quarter that decreased the amount payable by the Company to the chief executive officer upon exercise of the outstanding SAR.

        Interest income during the quarter ended January 31, 2000 decreased to approximately $19,000 versus approximately $25,000 during the quarter ended January 31, 1999. This decrease results from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

        For the three months ended January 31, 2000, the Company had net income of approximately $344,000, or $0.27 per share, versus a net loss of approximately $61,000, or ($0.05) per share, for the three months ended January 31, 1999. This increase results primarily from the benefit recorded by the Company relating to the outstanding SAR that was partially offset by the Company's significant expenses related to its internet operations. During the quarters ended January 31, 2000 and 1999, the Company had no significant provision for income taxes.

THE SIX MONTHS ENDED JANUARY 31, 2000 VS. THE SIX MONTHS ENDED JANUARY 31, 1999

        For the six months ended January 31, 2000 trademark and related revenues were approximately $539,000 as compared to approximately $776,000 for the six months ended January 31, 1999. The decrease in trademark revenues of 31% results primarily from expiration in August 1999 of an agreement between the Company and International Family Entertainment, Inc. that resulted in revenue of approximately $167,000 during the six months ended January 31, 1999. The Company's internet operations (primarily its website, NATIONALLAMPOON.COM, that was launched in October 1999) did not generate significant revenue during the six months ended January 31, 2000 primarily due to the time lag between an advertisement appearing on the website, collection of the revenue associated with that advertisement by the Company's advertising sales agency and subsequent remittance of that revenue, less commissions, to the Company. Advertising first appeared on the Company's website during November 1999. (SEE FUTURE COMMITMENTS).

        Costs related to trademark and video revenue for the six months ended January 31, 2000 decreased to approximately $13,000 versus approximately $131,000 for the six months ended January 31, 1999. This decrease results primarily from (i) no magazine being published during the six months ended January 31, 2000 versus costs of approximately $45,000 for magazine publishing during the six months ended January 31, 1999 and (ii) decreased royalties payable to third parties that are based upon certain revenues received by the Company. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) were approximately $193,000 during the six months ended January 31, 2000. There were no costs related to internet operations during the same period last year as the Company's internet operations did not commence until April 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $120,000 for each of the six month periods ended January 31, 2000 and 1999.

        Selling, general and administrative costs increased by approximately 57% to approximately $568,000 during the six month period ended January 31, 2000 versus approximately $361,000 during the same six month period last year. This increase results from increased salaries and related expenses of approximately $130,000 primarily associated with the Company's internet operations and increased expenses relating to preparation of the Company's proxy statement for its annual meeting in January 2000.

        During the six months ended January 31, 2000, the Company recorded a benefit of approximately $583,000 related to the SAR granted to the Company's chief executive officer. This benefit results from a decrease in the Company's stock price during the six months ended January 31, 2000 that decreases the amount of compensation payable by the Company to the chief executive officer upon exercise of the outstanding SAR.

        Interest income during the six months ended January 31, 2000 was unchanged as compared to the same period last year at approximately $38,000.

        For the six months ended January 31, 2000, the Company had net income of approximately $187,000, or $0.15 per share, versus net income of approximately $133,000, or $0.11 per share, for the six months ended January 31, 1999. This increase results primarily from the benefit recorded by the Company relating to the SAR partially offset by decreased trademark and related revenues and costs associated with the Company's internet operations (including associated increased selling, general and administrative expenses). During the six month periods ended January 31, 2000 and 1999, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of working capital during the three and six month periods ended January 31, 2000 was trademark and related income. The Company's management believes that its existing cash resources will be sufficient to fund its ongoing operations for the next twelve months.

        For the six months ended January 31, 2000, the Company's net cash flow used in its operating activities was approximately $269,000, an increase of approximately $80,000 versus approximately $189,000 of net cash flow used in operating activities during the six months ended January 31, 1999. This increase results primarily from the funding of the Company's internet operations. As of January 31, 2000, the Company had cash and cash equivalents of approximately $1,748,000 as compared to approximately $1,858,000 at July 31, 1999.

FUTURE COMMITMENTS

        The Company does not have any material future commitments for capital expenditures. However, the Company has and will continue to use its working capital to fund its internet operations that, during the six months ended January 31, 2000, have not generated significant revenue and have resulted in segment operating losses of approximately $523,000. (SEE NOTE D - SEGMENT INFORMATION). Due to substantial competition among companies with internet-based business strategies and the developing economics of the internet in general, it is uncertain when, and if, the Company will be able to generate revenues from its internet operations sufficient to offset the significant costs incurred to date and the ongoing costs that the Company expects to incur in the future to support its internet operations.

        The Company has entered into an agreement with Phase 2 Media, an internet advertising agency, for the sale of banner and sponsorship advertising on the Company's website. Advertising began appearing on the Company's website beginning in November 1999. Advertising revenue is dependent upon many factors including, among others, the number of website viewers, the length of time each user spends on the website and the advertising agency's ability to sell advertising space based upon these and other factors. The Company also expects to generate revenue by syndicating the original programming it creates for its own website to third parties for use on other websites and from the sale of "National Lampoon" branded merchandise in its on-line store.

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes any such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On January 13, 2000, the Company held its annual meeting of shareholders. James P. Jimirro, James Fellows, Bruce P. Vann, John De Simio, Gary Cowan and Daniel Laikin were each elected to the board of directors until the next annual meeting of shareholders or until their respective successor is elected and qualified. Each nominee, except Mr. Laikin, received 1,131,835 votes with 567 votes withheld. Mr. Laikin received 922,812 votes with 209,590 votes withheld. Two proposals submitted for shareholder approval, along with the results of voting for each, are as follows:

        1. The ratification of appointment of the firm of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending July 31, 2000. This proposal was approved by a vote of 1,132,115 votes for, 144 votes against with 143 abstentions and no broker non-votes.

        2. Approval of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan. This proposal was approved by a vote of 462,297 votes for, 15,934 votes against with 6,825 abstentions and 647,346 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

        3.1     Restated Articles of Incorporation of Registrant.(1)

        3.2     Bylaws of Registrant.(1)

        27      Financial Data Schedule.(2)

        -------------------------------

        (1) Incorporated by reference to Form S-1 as filed with the Securities and Exchange Commission on July 28, 1986 as amended September 22, 1986 and October 2, 1986.

        (2) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(b) FORMS 8-K

        None.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 13, 2000                           J2 COMMUNICATIONS


                                                By: /s/Christopher M. Trunkey
                                                    ---------------------------
                                                    Christopher M. Trunkey,
                                                    Chief Financial Officer