Form 10-Q
period 2000-04-30
J2 COMMUNICATIONS /CA/
filed 2000-06-12
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended April 30, 2000        Commission File No. 0-15284



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

                               YES X    NO ___


As of June 9, 2000 the registrant had 1,311,392 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    AS OF                 AS OF
                                                                                APR. 30, 2000         JUL. 31, 1999
                                                                                --------------        ---------------
                                                                                 (UNAUDITED)

   ASSETS

        Cash and Cash Equivalents                                                   $1,862,000            $1,858,000
        Accounts Receivable                                                              7,000                     0
        Prepaid Expenses                                                                27,000                23,000
        Fixed Assets, net of accumulated depreciation
            of $15,000 and $8,000, respectively                                         22,000                19,000
        Intangible Assets, net of amortization of
            $2,729,000 and $2,549,000, respectively                                  3,236,000             3,416,000
        Other Assets                                                                    49,000                34,000
                                                                                   -----------           -----------
   TOTAL ASSETS                                                                     $5,203,000            $5,350,000
                                                                                   ===========           ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
        Accounts Payable                                                              $316,000              $197,000
        Accrued Expenses                                                               343,000               432,000
        Accrued Income Taxes                                                                 0                25,000
        Settlement Payable                                                             203,000               203,000
        Minority Interest in Consolidated Subsidiary                                   274,000               186,000
        Stock Appreciation Rights Payable                                              550,000             1,717,000
                                                                                   -----------           -----------
          TOTAL LIABILITIES                                                          1,686,000             2,760,000

   STOCKHOLDERS' EQUITY
        Preferred Stock, no par value, 2,000,000 shares
            authorized, no shares issued and outstanding                                     0                     0
        Common Stock, no par value, 15,000,000 shares
            authorized, 1,311,392 and 1,233,712 shares
            issued and outstanding, respectively                                     8,937,000             8,755,000
        Less: Note Receivable for Common Stock                                       (138,000)              (134,000)
        Less: Treasury Stock, at cost, 1,166 shares                                    (2,000)                (2,000)
        Accumulated Deficit                                                        (5,280,000)            (6,029,000)
                                                                                   -----------           -----------
          TOTAL STOCKHOLDERS' EQUITY                                                 3,517,000             2,590,000
                                                                                   -----------           -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $5,203,000            $5,350,000
                                                                                   ===========           ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS                        NINE MONTHS
                                                                     ENDED APR. 30,                      ENDED APR. 30,
                                                                 2000            1999               2000             1999
                                                             -----------      ----------         ----------       -----------
REVENUE
    Trademark                                                   $406,000        $205,000           $945,000         $982,000
    Video                                                          4,000           3,000             11,000            9,000
    Internet                                                      10,000               0             10,000                0
                                                              ----------      ----------         ----------       ----------
     Total Revenue                                               420,000         208,000            966,000          991,000

COSTS AND EXPENSES
    Costs Related to Trademark Revenue                            41,000               0             52,000          125,000
    Costs Related to Video Revenue                                 1,000           1,000              3,000            7,000
    Costs Related to Internet Revenue                             92,000               0            285,000                0
    Amortization of Intangible Assets                             60,000          60,000            180,000          180,000
    Selling, General & Administrative Expenses                   268,000         176,000            836,000          536,000
    Stock Appreciation Rights Benefit                          (584,000)               0         (1,167,000)               0
                                                              ----------      ----------         ----------       ----------
      Total Costs and Expenses                                 (122,000)         237,000            189,000          848,000
                                                              ----------      ----------         ----------       ----------
  OPERATING INCOME/(LOSS)                                        542,000         (29,000)           777,000          143,000

OTHER INCOME/(EXPENSE)
    Interest Income                                               23,000          35,000             61,000           73,000
    Minority Interest in Income of
      Consolidated Subsidiary                                    (3,000)               0            (88,000)         (64,000)
                                                              ----------      ----------         ----------       ----------
      Total Other Income/(Expense)                                20,000          35,000            (27,000)           9,000
                                                              ----------      ----------         ----------       ----------
  INCOME BEFORE INCOME TAXES                                     562,000           6,000            750,000          152,000

Provision for Income Taxes                                             0               0              1,000           11,000
                                                              ----------      ----------         ----------       ----------
  NET INCOME                                                    $562,000          $6,000           $749,000         $141,000
                                                              ==========      ==========         ==========       ==========

  Net Income Per Share - Basic                                     $0.43           $0.01              $0.59            $0.12
                                                              ==========      ==========         ==========       ==========
  Weighted Average Number of Common
  Shares - Basic                                               1,310,759       1,217,000          1,275,374        1,209,000
                                                              ==========      ==========         ==========       ==========

  Net Income Per Share - Diluted                                   $0.41           $0.01              $0.54            $0.12
                                                              ==========      ==========         ==========       ==========
  Weighted Average Number of Common and
  Common Equivalent Shares - Diluted                           1,382,618       1,217,000          1,377,378        1,209,000
                                                              ==========      ==========         ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE NINE MONTHS
                                                                                           ENDED APR. 30,
                                                                                       2000               1999
                                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                       $749,000            $141,000
     Adjustments to Reconcile Net Income to Net Cash
     Used in Operating Activities:
          Depreciation and Amortization                                                187,000             180,000
          Minority Interest in Income of Consolidated Subsidiary                        88,000              64,000
          Stock Appreciation Rights Benefit                                         (1,167,000)                  0
          Interest on Note Receivable for Common Stock                                  (4,000)                  0
     Changes in Assets and Liabilities:
          Increase in Accounts Receivable                                               (7,000)            (27,000)
          Increase in Prepaid Expenses                                                  (4,000)                  0
          (Increase)/Decrease in Other Assets                                          (15,000)              8,000
          Increase/(Decrease) in Accounts Payable                                      119,000             (55,000)
          Decrease in Accrued Expenses                                                 (89,000)            (39,000)
          Decrease in Income Taxes Payable                                             (25,000)                  0
          Decrease in Deferred Revenue                                                       0            (633,000)
                                                                                   -----------         -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN OPERATING ACTIVITIES                                                     (168,000)           (361,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Fixed Assets                                                          (10,000)                  0
     Sale of Short-term Investments                                                          0           1,161,000
                                                                                   -----------         -----------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                                                  (10,000)          1,161,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                                                         182,000                   0
                                                                                   -----------         -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                                           182,000                   0
                                                                                   -----------         -----------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                                                                     4,000             800,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,858,000             879,000
                                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $1,862,000          $1,679,000
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2000, the results of operations for the three and nine month periods ended April 30, 2000 and 1999 and cash flows for the nine month periods ended April 30, 2000 and 1999 have been included.

The results of operations for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

Certain amounts for the three and nine month periods ended April 30, 1999 have been reclassified to conform to the presentation of the April 30, 2000 amounts.

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


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                 APR. 30, 2000         APR. 30, 1999
                                                                                 --------------       ---------------

   Weighted Average Number of Common Shares Outstanding                              1,275,374             1,209,000

   Weighted Average Number of Common Shares Assuming
      Exercise of Dilutive Stock Options                                               102,004                     0
                                                                                   -----------           -----------
   Fully Diluted Weighted Average Number of Common Shares                            1,377,378             1,209,000
                                                                                   ===========           ===========

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture ("Joint Venture") established in 1975 for the development and production of the film "National Lampoon's Animal House" ("Film"). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and a liability recognized corresponding to the minority partner's interest in the proceeds from the Joint Venture. The revenue received by the joint venture was approximately $327,000 and $251,000 for the nine month periods ended April 30, 2000 and 1999, respectively.

NOTE D - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the NATIONALLAMPOON.COM website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and nine month periods ended April 30, 2000 and 1999 concerning the Company's segments is as follows:


                                                       Trademark        Internet           Video            Total
                                                       ---------        ---------         --------       ----------
   Three Months Ended April 30, 2000
        Segment revenue                                 $406,000         $10,000           $4,000         $420,000
        Segment operating income/(loss)                  271,000        (259,000)           3,000           15,000

   Three Months Ended April 30, 1999
        Segment revenue                                 $205,000              $0           $3,000         $208,000
        Segment operating income                          29,000               0            2,000           31,000

   Nine Months Ended April 30, 2000
        Segment revenue                                 $945,000         $10,000          $11,000         $966,000
        Segment operating income/(loss)                  476,000        (782,000)           8,000         (298,000)

   Nine Months Ended April 30, 1999
        Segment revenue                                 $982,000              $0           $9,000         $991,000
        Segment operating income/(loss)                  257,000               0            2,000          259,000

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SEGMENT INFORMATION (CONTINUED)

A reconciliation of segment operating income/(loss) to net income before income taxes for the three and nine month periods ended April 30, 2000 and 1999 is as follows:

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                 APR. 30, 2000          APR. 30, 1999
                                                                                 -------------          --------------
     Total segment operating income                                                    $15,000               $31,000
     Amortization of intangible assets                                                  60,000                60,000
     Stock appreciation rights benefit                                               (584,000)                     0
     Interest income                                                                  (23,000)               (35,000)
                                                                                   -----------           -----------
     Net income before income taxes                                                   $562,000                $6,000
                                                                                   ===========           ===========

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                 APR. 30, 2000         APR. 30, 1999
                                                                                 -------------         --------------
     Total segment operating (loss)/income                                          ($298,000)              $259,000
     Amortization of intangible assets                                                 180,000               180,000
     Stock appreciation rights benefit                                             (1,167,000)                     0
     Interest income                                                                  (61,000)               (73,000)
                                                                                   -----------           -----------
     Net income before income taxes                                                   $750,000              $152,000
                                                                                   ===========           ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED APRIL 30, 2000 VS. THE THREE MONTHS ENDED APRIL 30, 1999

     For the quarter ended April 30, 2000 trademark revenues were approximately $406,000 as compared to approximately $205,000 for the quarter ended April 30, 1999. The increase in trademark revenues of 98% resulted primarily from increased revenue from the film "National Lampoon's Vacation." The Company's internet operations (primarily its website, NATIONALLAMPOON.COM, launched in October 1999) generated approximately $10,000 of revenue during the quarter ended April 30, 2000 from advertising and merchandising. No revenue was generated from internet operations during the quarter ended April 30, 1999.

     Costs related to trademark revenue for the quarter ended April 30, 2000 increased to approximately $41,000 primarily due to commissions associated with certain trademark revenues. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) were approximately $92,000 during the quarter ended April 30, 2000. These costs include website development and maintenance, content creation and third party hosting of the website. There were no costs related to internet operations during the same period last year as the Company's internet operations, which commenced in late April 1999, did not incur significant costs until May 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended April 30, 2000 and 1999.

     Selling, general and administrative costs increased by approximately 52% to approximately $268,000 during the quarter ended April 30, 2000 versus approximately $176,000 during the same period last year. This increase resulted from increased salaries and related expenses primarily associated with the Company's internet operations.

     During the quarter ended April 30, 2000, the Company recorded a benefit of approximately $584,000 related to stock appreciation rights ("SAR") granted to the Company's chief executive officer. This benefit resulted from a decrease in the Company's stock price during the quarter that decreased the amount payable by the Company to the chief executive officer upon exercise of the outstanding SAR.

     Interest income during the quarter ended April 30, 2000 decreased to approximately $23,000 versus approximately $35,000 during the quarter ended April 30, 1999. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended April 30, 2000, the Company had net income of approximately $562,000, or $0.43 per share, versus net income of approximately $6,000, or $0.01 per share, for the three months ended April 30, 1999. This increase resulted primarily from the benefit recorded by the Company relating to the outstanding SAR that was partially offset by the expenses incurred related to the Company's internet operations. During the quarters ended April 30, 2000 and 1999, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

THE NINE MONTHS ENDED APRIL 30, 2000 VS. THE NINE MONTHS ENDED APRIL 30, 1999

     For the nine months ended April 30, 2000 trademark revenues decreased by 4% to approximately $945,000 as compared to approximately $982,000 for the nine months ended April 30, 1999. The Company's internet operations (primarily its website, NATIONALLAMPOON.COM, launched in October 1999) generated approximately $10,000 of revenue during the nine months ended April 30, 2000 from advertising and merchandising. No revenue was generated from internet operations during the nine months ended April 30, 1999.

     Costs related to trademark and video revenue for the nine months ended April 30, 2000 decreased to approximately $55,000 versus approximately $132,000 for the nine months ended April 30, 1999. This decrease resulted primarily from
(i) no magazine being published during the nine months ended April 30, 2000 versus costs of approximately $45,000 for magazine publishing during the nine months ended April 30, 1999 and (ii) decreased royalties payable to third parties that are based upon certain revenues received by the Company. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) were approximately $285,000 during the nine months ended April 30, 2000. There were no costs related to internet operations during the same period last year as the Company's internet operations, which commenced in late April 1999, did not incur significant costs until May 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $180,000 during each of the nine month periods ended April 30, 2000 and 1999.

     Selling, general and administrative costs increased by approximately 56% to approximately $836,000 during the nine month period ended April 30, 2000 versus approximately $536,000 during the same nine month period last year. This increase resulted from increased salaries and related expenses associated with the Company's internet operations and increased expenses related to preparation of the Company's proxy statement for its annual meeting in January 2000.

     During the nine months ended April 30, 2000, the Company recorded a benefit of approximately $1,167,000 related to the SAR granted to the Company's chief executive officer. This benefit resulted from a decrease in the Company's stock price during the nine months ended April 30, 2000 that decreased the amount of compensation payable by the Company to the chief executive officer upon exercise of the outstanding SAR.

     Interest income during the nine month period ended April 30, 2000 decreased to approximately $61,000 versus approximately $73,000 during the nine month period ended April 30, 1999. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the nine months ended April 30, 2000, the Company had net income of approximately $749,000, or $0.59 per share, versus net income of approximately $141,000, or $0.12 per share, for the nine months ended April 30, 1999. This increase resulted primarily from the benefit recorded by the Company relating to the SAR partially offset by costs associated with the Company's internet operations (including associated increased selling, general and administrative expenses). During the nine month periods ended April 30, 2000 and 1999, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of working capital during the three and nine month periods ended April 30, 2000 was trademark and related income. The Company's management believes that its existing cash resources will be sufficient to fund its ongoing operations for the next twelve months.

     For the nine months ended April 30, 2000, the Company's net cash flow used in its operating activities was approximately $168,000, a decrease of approximately $193,000 versus approximately $361,000 of net cash flow used in operating activities during the nine months ended April 30, 1999. This decrease resulted primarily from the fact that a significant portion of the Company's revenue during the nine months ended April 30, 1999 came from the recognition of deferred revenue for which the Company had actually received payment during the prior fiscal year. As of April 30, 2000, the Company had cash and cash equivalents of approximately $1,862,000 as compared to approximately $1,858,000 at July 31, 1999.

FUTURE COMMITMENTS

     The Company does not have any material future commitments for capital expenditures. However, the Company has and will continue to use its working capital to fund its internet operations that, during the nine months ended April 30, 2000, have generated approximately $10,000 of revenue and have resulted in segment operating losses of approximately $782,000 (SEE NOTE D - SEGMENT INFORMATION). Due to substantial competition among companies with internet-based business strategies and the developing economics of the internet in general, it is uncertain when, and if, the Company will be able to generate revenues from its internet operations sufficient to offset the significant costs incurred to date and the ongoing costs that the Company expects to incur in the future to support its internet operations.

     The Company has entered into an agreement with Phase 2 Media, an internet advertising sales agency, for the sale of banner, sponsorship and product placement advertising on the Company's website. Advertising began appearing on the Company's website beginning in November 1999. Advertising revenue is dependent upon many factors including, among others, the number of website users, the length of time each user spends on the website and the advertising sales agency's ability to sell advertising space based upon these and other factors. The Company also expects to generate revenue by syndicating the original programming it creates for its own website to third parties for use on other websites and from the sale of "National Lampoon" branded merchandise in its on-line store.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)


        3.1      Restated Articles of Incorporation of Registrant. (1)

        3.2      Bylaws of Registrant. (1)

        27       Financial Data Schedule. (2)

         ---------------

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




Date:  June 9, 2000                                  J2 COMMUNICATIONS



                                                 By: /s/Christopher M. Trunkey
                                                     -------------------------
                                                     Christopher M. Trunkey,
                                                     Chief Financial Officer