Form 10-K
period 2000-07-31
J2 COMMUNICATIONS /CA/
filed 2000-11-13
CIK 798078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Fiscal Year Ended July 31, 2000              Commission File No. 0-15284


                                J2 COMMUNICATIONS
             (Exact name of registrant as specified in its charter)

            California                                 95-4053296
  (State or other jurisdiction                       (I.R.S. Employer
       of incorporation)                            Identification No.)

                        10850 Wilshire Blvd., Suite 1000
                          Los Angeles, California 90024
                     (Address of principal executive office)

Registrant's telephone number:  (310) 474-5252

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sales price as reported by NASDAQ) was $9,547,791 (assuming all officers and directors are deemed affiliates for this purpose).

As of October 24, 2000 the registrant had 1,339,379 shares of its common stock, no par value, outstanding.

Documents Incorporated by Reference:  None

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        J2 Communications ("Company" or "Registrant") was founded in 1986 by its Chairman of the Board and President, James P. Jimirro, the first President of both The Disney Channel and Walt Disney Home Video. The Company was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. In late 1990, the Company acquired National Lampoon, Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in publishing the "National Lampoon Magazine" and related activities including the development and production of motion pictures. Subsequent to the Company's acquisition of NLI, it de-emphasized the videocassette and publishing segments of its business and has primarily focused its activities on exploitation of the "National Lampoon" trademark including the October 1999 launch of its website, "nationallampoon.com."

RECENT DEVELOPMENTS

        In August 2000, the Company received a notice from Daniel Laikin, a Director and member of a group purporting to own approximately 22.7% of the Company's outstanding common stock seeking, among other things, a special meeting of the Company's shareholders. At this meeting, Mr. Laikin intended to nominate a slate of six directors with a view to replacing all of the Company's existing directors.

        Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin have discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. As of October 24, 2000, no agreement to those ends has been reached.

        During the course of these discussions, the Company has questioned the accuracy of the SEC filings made by Mr. Laikin and others. As of October 24, 2000, those questions have not been resolved to the Company's satisfaction. Nothing in this report on Form 10-K should be read as an acknowledgement of the accuracy of any of the statements made by the Laikin/ Skjodt group, among others, or a waiver of any rights of the Company or any other person with respect to such statements or related matters. SEE NOTE K - SUBSEQUENT EVENTS.

NOTE REGARDING OPERATING SEGMENTS

        The following discussion of the Company's business activities should be read in conjunction with NOTE H - SEGMENT INFORMATION contained in the Company's consolidated financial statements and related notes which summarizes the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's operating segments.

INTERNET

        In October 1999, the Company launched "nationallampoon.com" (the "Site"), a website featuring a wide array of original comedy content as well as classic articles from "National Lampoon Magazine." Some of the Site's features include:

        News on the March - articles parody and satirize the news of the day.

        Word of the Week - animated adventures parody the importance of a first-rate vocabulary. A dictionary in the "National Lampoon" style.

        Virtual Candidate - website viewers create their own political candidates and run them for office.

        NewsFlash - authentic and topical newswire photos come to life in twisted stories.

        Fantasy Losers League - a fully functional sports rotisserie league parodies the real-life roguish behavior of professional athletes.

        Online Confessional - an interactive video features real people confessing their most bizarre sins: website viewers vote to absolve or condemn.

        Cybercops - an animation/live action video hybrid explores the lives of two policemen on the prowl for Internet bad guys.

        The Company anticipates that its Internet operations will become the core business of the Company in that they will be the incubator for the development of stories, characters and animation that will be spun off into other media. As of October 16, 2000, the Company's Internet operations have not yet generated significant revenue. In the future, the Company expects to earn revenue from the Site and other Internet activities as follows:

        Banner and Sponsorship Advertising - The advertising model emerging on the Internet is similar to that of more mature media in which revenue depends on the quantity and quality of impressions delivered to advertisers. The Company has engaged an advertising sales agent to handle the sale of advertising on its Site. The sales agent receives a percentage of the advertising revenue. From its inception through July 31, 2000, the website has generated approximately $10,000 in gross advertising revenue.

        E-Commerce - The Site's online store has a variety of "National Lampoon" branded merchandise including apparel, ceramics, audio entertainment and VHS and DVD copies of "National Lampoon" movies. Visitors to the website are encouraged to visit the online store and portions of the Site highlight special products or special offers currently available in the store. The Site's online store is hosted by a third party that processes and fulfills all orders and pays a percentage to the Company from all sales. During the year ended July 31, 2000, e-commerce revenues were not significant.

        Syndication of Content - The Company has expanded its Internet operations to include the syndication to other websites of content created for the Site. Currently, the Company provides several of its features to other websites including neurotrash.com, isyndicate.com, streamingmedia.com and riopart.com. The Company generally receives a license fee or, in some cases, a portion of the advertising revenues generated by the content licensed. While the Company currently syndicates only programming that has appeared on the Site, the Company also expects that in the future it may produce Internet programming for the exclusive use of other websites.

        Development of Motion Pictures and Television - Using the properties and characters created for the Site, the Company expects to package this material for use in motion picture and television properties. This is similar to NLI's past use of magazine properties as the basis for "National Lampoon" motion pictures.

        The Company has and will continue to pursue both online and offline marketing strategies to attract visitors to the Site. Offline consumer marketing comprises a number of activities including promotions and publicity campaigns directed to print and electronic media. Marketing has and will be directed toward "National Lampoon's" historical core audience of men ages 18-34, with specific emphasis on the college age group.

        The number of content-based websites is substantial and the competition between websites for viewers is intense. Because there are few barriers to entry into this marketplace, the number of websites competing for consumers' attention has proliferated and it is expected that competition will continue to intensify. Many of these competitors are larger, more established and have greater capital resources than the Company.

        The Company believes its existing resources are sufficient to fund its activities for the next twelve months. However, unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce its Internet operations.

MOTION PICTURES AND TELEVISION

        In recent years, the Company has derived the bulk of its revenues from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by the Company and NLI. The Company generally licenses its "National Lampoon" trademark for use in the title of the film. For producing services and providing the "National Lampoon" trademark, the Company generally receives a fee at the time of production of the motion picture plus contingent compensation that is dependent on the motion picture's financial performance.

        To date, the Company has not financed the production or distribution of any "National Lampoon" motion pictures and does not maintain a dedicated film development or production staff. Instead, the Company relies upon third parties, primarily major motion picture studios, to provide a picture's financing and distribution. However, the Company may participate in such activities in the future if it believes circumstances warrant such investment.

        As of July 31, 2000, the Company and/or NLI has been involved in the production of seventeen motion pictures, as follows:

                                                 Year of               Financier/
              Title                              Release               Distributor
              -----                              -------            ------------------
National Lampoon's Animal House                    1979             Universal Studios

National Lampoon Goes to the Movies                1981             United Artists

National Lampoon's Class Reunion                   1982             ABC/Disney

National Lampoon's Vacation                        1983             Warner Bros.

National Lampoon's European Vacation               1985             Warner Bros.

National Lampoon's Class of `86                    1986             Paramount

National Lampoon's Christmas Vacation              1989             Warner Bros.

                                                 Year of               Financier/
              Title                              Release               Distributor
              -----                              -------               -----------
National Lampoon's Loaded Weapon I                 1993                 New Line

National Lampoon's Last Resort                     1994                 Trimark

National Lampoon's Attack of the 5'2" Women        1994                 Showtime

National Lampoon's Senior Trip                     1995                 New Line

National Lampoon's Favorite Deadly Sins            1995                 Showtime

Vegas Vacation                                     1996                 Warner Bros.

National Lampoon's Dad's Week Off                  1997                 Paramount

National Lampoon's The Don's Analyst               1997                 Paramount

National Lampoon's Men in White                    1998                 Fox

National Lampoon's Golf Punks                      1998                 Fox

        As discussed above, the Company does not directly distribute the motion pictures it produces. Typically, the financier is also a distributor and subsequent to production of the picture handles distribution of the picture.

        The Company has also been involved in the production of television programs and currently has several television projects in various stages of development. The Company has reached an agreement in principle with the William Morris Agency to assist in the packaging of those projects and in securing development and production commitments. As of July 31, 2000, the Company and/or NLI has been involved in the production of seven television series, pilots or specials including a pilot produced during the fiscal year ended July 31, 2000 by Warner Bros. based upon the "National Lampoon's Vacation" movie series.

        Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce "National Lampoon" television programming to Guber-Peters Entertainment Company ("GPEC"). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). As of July 31, 2000, the Company has recorded royalty expense of approximately $265,000 relating to the Termination Agreement.

        The motion picture and television industry is highly competitive. The Company faces intense competition from motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for motion picture and television projects and talent and are producing products that compete for exhibition time at theaters, on television, and on home video with products produced by the Company.

OTHER ACTIVITIES

        The Company has been and continues to be involved in various other activities to exploit the "National Lampoon" trademark including books, audio entertainment and other merchandise as well as the distribution of videocassette programming. In addition, the Company, and previously NLI, published "National Lampoon Magazine" from March 1970 until October 1998 when the magazine was discontinued. Although in recent years, these activities have not generated significant amounts of revenue, the Company believes that such activities reinforce the "National Lampoon" trademark and provide cross-promotional opportunities for its motion picture, television and Internet operations. It is also anticipated that these activities will be enhanced by the new creative content created by the Company's Internet operations.

REGULATION

        The Company's trademarks and other intellectual properties are granted legal protection under the trademark or copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for infringement. The Company takes all appropriate and reasonable measures to obtain agreements from licensees to secure, protect and maintain trademark and copyright protection for the Company's properties under the laws of all applicable jurisdictions.

EMPLOYEES

        As of October 16, 2000, the Company employed ten (10) full-time employees and one (1) part-time employee. The Company considers its employee relations to be satisfactory at the present time.

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS BECAUSE SUCH FACTORS MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL POSITION.

DEPENDENCE ON THE INTERNET

        Since the Internet and other wide area networks are new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial enterprise. Growth in the Company's Internet revenues will be dependent on the Internet's continued growth and integration into daily commerce, among other factors. The Company's business will be adversely affected if Internet usage does not continue to grow. A number of factors may inhibit Internet usage, including: inadequate network infrastructure; security concerns; inconsistent quality of service; and lack of availability of cost-effective, high-speed service. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. To date, the Company has not encountered any significant outages or delays; however, if these outages or delays occur in the future, Internet usage, including usage of the Company's website could be adversely affected.

INTERNET ADVERTISING

        The Company expects to derive a portion of its Internet revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions is uncertain. There are currently no reliable standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. The Company's business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

THIRD PARTY CLAIMS

        The Company may be sued for information disseminated on the Internet, including claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on the Site. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. The Company could also be subjected to claims based upon the content that is accessible from the Site or through content and materials that may be posted by members in chat rooms or bulletin boards. The Company may also offer e-mail services, which may subject the Company to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Although the Company maintains general liability insurance, such insurance may not adequately protect the Company against these types of claims.

INTERNET SECURITY

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

        Third parties may misappropriate personal information about the Company's potential users. If third parties were able to penetrate the Company's network security or otherwise misappropriate our users' personal information or credit card information, the Company could be subject to liability. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and state agencies have been investigating certain Internet companies regarding their use of personal information. The Company would incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

ADEQUACY OF CAPITAL RESOURCES

        The Company believes its existing capital resources are sufficient to fund its activities for the next twelve months. However, unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

NATIONALLAMPOON.COM IS A NEW VENTURE

        The Site is a new venture and its prospects are subject to risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving its growth plan depends upon the Company's ability to continue to develop new and original comedic material which is equal or superior to that of its competitors, its ability to attract visitors to the Site, its ability to effectively integrate technology into the operations of its business and its ability to identify, attract, retain and motivate qualified personnel, among other things.

STOCK PRICE VOLATILITY

        The trading price of the Company's stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. In addition, the stock prices for Internet related companies in particular have recently experienced extreme volatility that may be unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of the company's operating performance.

DEPENDENCE ON "NATIONAL LAMPOON" TRADEMARK AND RELATED PROPERTIES

        The Company's revenues are primarily derived from exploitation of the "National Lampoon" trademark. Any erosion of brand recognition of that trademark and its related properties or the failure of the Company to adequately protect its intellectual property could have a materially adverse effect on the Company's business, results of operations and financial position.

DEPENDENCE ON KEY PERSONNEL

        The Company is dependent upon the services of James Jimirro and other employees. The loss of their services could have a materially adverse effect on the Company's business, results of operations and financial position.

ITEM 2. PROPERTIES

        The Company leases approximately 3,912 square feet of office space in Los Angeles, California under a lease expiring in September 2005. Management considers the Company's office space generally suitable and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol: "JTWO". The following table sets forth the high and low bid prices of the Company's common stock during the years ended July 31, 1999 and 2000:

FISCAL YEAR 1999             HIGH             LOW
----------------            ------           ------
  First Quarter             2 7/16           1 5/16
  Second Quarter            2 3/8            1 1/8
  Third Quarter             2 3/8            1 1/2
  Fourth Quarter            20 1/2           1 13/16

FISCAL YEAR 2000             HIGH              LOW
----------------            -------          --------
  First Quarter             26 5/16          14 1/16
  Second Quarter            19 1/2            9 13/16
  Third Quarter             17 3/8            5 7/16
  Fourth Quarter            14 7/16           5 1/2

        As of October 16, 2000, the Company had approximately 488 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

        The following table shows selected consolidated financial data for the Company for each of the last five fiscal years. This financial data should be read in conjunction with the Company's consolidated financial statements and related footnotes contained herein for the fiscal year ended July 31, 2000 and for the other periods presented.

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     For the fiscal years ended July 31,
                                         -------------------------------------------------------------
                                          2000         1999          1998          1997         1996
                                         -------      -------       -------       -------      -------
Revenues                                 $ 1,480      $ 1,246       $   783       $ 1,356      $   964

Operating income/(loss)                  $   854      $(1,765)      $(  267)      $    62      $(  260)

Net income/(loss)                        $   826      $(1,299)      $   121       $    30      $(  236)

Net income/(loss) per share - basic      $  0.64      $( 1.07)      $  0.10       $  0.03      $( 0.20)

Total assets                             $ 5,119      $ 5,350       $ 5,962       $ 5,473      $ 5,367

Long term obligations                    $     0      $ 1,717       $    17       $     0      $     0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE YEAR ENDED JULY 31, 2000 VS. THE YEAR ENDED JULY 31, 1999

        For the year ended July 31, 2000, total revenues increased by approximately 19% to approximately $1,480,000 versus approximately $1,246,000 for the year ended July 31, 1999. This increase results primarily from increased trademark revenues from the motion pictures "National Lampoon's Vacation," "National Lampoon's Loaded Weapon I," "National Lampoon's Dad's Week Off" and "National Lampoon's The Don's Analyst." Internet revenue was approximately $10,000 resulting from banner and sponsorship advertising sales on the Company's website. During the year ended July 31, 1999, there was no Internet revenue as the Company's website was not launched until October 1999.

        Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on the Company's trademark revenues, increased by approximately 30% to approximately $145,000 for the year ended July 31, 2000 versus approximately $112,000 during the same period last year. This increase results primarily from increased trademark revenues during the fiscal year ended July 31, 2000 for motion pictures that have significant third party obligations. Costs related to Internet revenues were approximately $284,000 for the year ended July 31, 2000. These costs are direct expenses incurred by the Company to develop, maintain and promote the Company's website excluding salaries and other general and administrative expenses incurred in connection with the Company's Internet operations. No similar costs were incurred during the year ended July 31, 1999 as the Company's website was not launched until October 1999.

        Selling, general and administrative expenses for the fiscal year ended July 31, 2000 increased to approximately $1,102,000 versus approximately $948,000 for the fiscal year ended July 31, 1999. This increase of approximately 16% results primarily from the addition of six full-time employees for its internet operations resulting in increased salaries and related payroll taxes and public company expenses that were partially offset by reductions in storage and legal expenditures.

        During the year ended July 31, 2000, the Company recorded a benefit of approximately $1,148,000 related to stock appreciation rights ("SARs") granted to the Company's Chief Executive Officer. This benefit resulted from a significant decrease in the Company's stock price from July 31, 1999 to July 31, 2000 that lowered the amount payable by the Company to the Chief Executive Officer upon exercise of the outstanding SARs. During the year ended July 31, 1999 the Company recorded an expense of approximately $1,700,000 related to the SARs that resulted from a significant increase in the Company's stock price from July 31, 1998 to July 31, 1999 that increased the amount payable by the Company to the Chief Executive Officer upon exercise of the outstanding SARs.

        Interest income during the year ended July 31, 2000 decreased to approximately $87,000 versus approximately $99,000 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2000 versus the year ended July 31, 1999.

        The minority interest in the income of a consolidated subsidiary increased to approximately $114,000 during the year ended July 31, 2000 versus approximately $68,000 during the year ended July 31, 1999. This increase results primarily from increased interest income earned by the subsidiary during the year ended July 31, 2000 versus the year ended July 31, 1999 and a one-time charge of approximately $23,000 recorded during the year ended July 31, 2000 to reflect the settlement of various claims made by the subsidiary's minority interest.

        During the year ended July 31, 1999, the Company recorded other income of approximately $436,000 related to the reduction of certain royalties and other expenses (including a contingent payment on the sale of stock issued to settle certain liabilities) accrued in previous years that were settled or otherwise satisfied at reduced levels. There were no such items recorded during the year ended July 31, 2000.

        For the year ended July 31, 2000, the Company recorded net income of approximately $826,000 versus a net loss of approximately $1,299,000 for the year ended July 31, 1999. This substantial increase in net income results primarily from the benefit recorded during the year ended July 31, 2000 of approximately $1,148,000 relating to SARs and increased trademark revenues from motion pictures partially offset by Internet operations expenditures and increased general and administrative expenses.

THE YEAR ENDED JULY 31, 1999 VS. THE YEAR ENDED JULY 31, 1998

        For the year ended July 31, 1999, total revenues increased by approximately 59% to approximately $1,246,000 versus approximately $783,000 for the year ended July 31, 1998. This increase results primarily from increased trademark revenues from license fees received for production of the motion pictures "National Lampoon's Men in White" and "National Lampoon's Golf Punks."

        Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on the Company's trademark revenues, increased by approximately 180% to approximately $112,000 for the year ended July 31, 1999 versus approximately $40,000 during the same period last year. This increase results primarily from increased trademark revenues during the fiscal year ended July 31, 1999 for motion pictures that have significant third party obligations versus the fiscal year ended July 31, 1998.

        Selling, general and administrative expenses for the fiscal year ended July 31, 1999 increased to approximately $948,000 versus approximately $784,000 for the fiscal year ended July 31, 1998. This increase of approximately 21% results primarily from increases in salary and legal expenditures.

        During the year ended July 31, 1999, the Company recorded an expense of approximately $1,700,000 related to SARs granted to the Company's Chief Executive Officer. This benefit resulted from a significant increase in the Company's stock price from July 31, 1998 to July 31, 1999 that increased the amount payable by the Company to the Chief Executive Officer upon exercise of the outstanding SARs. During the year ended July 31, 1998 the Company recorded a benefit of approximately $20,000 related to the SARs that resulted from a decrease in the Company's stock price from July 31, 1997 to July 31, 1998 that decreased the amount payable by the Company to the Chief Executive Officer upon exercise of the outstanding SARs.

        Interest income during the year ended July 31, 1999 increased to approximately $99,000 versus approximately $85,000 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 1999 versus the year ended July 31, 1998.

        The minority interest in the income of a consolidated subsidiary increased to approximately $68,000 during the year ended July 31, 1999 versus approximately $31,000 during the year ended July 31, 1998. This increase results primarily from increased revenue generated by the subsidiary during the year ended July 31, 1999 versus the year ended July 31, 1998.

        During the year ended July 31, 1999, the Company recorded other income of approximately $436,000 related to the reduction of certain royalties and other expenses (including a contingent payment on the sale of stock issued to settle certain liabilities) accrued in previous years that were settled or otherwise satisfied at reduced levels versus approximately $340,000 of other income representing similar reductions of accrued royalties and other expenses during the year ended July 31, 1998.

        For the year ended July 31, 1999, the Company recorded a net loss of approximately $1,299,000 versus net income of approximately $121,000 for the year ended July 31, 1998. This substantial decrease results primarily from the expense recorded during the year ended

July 31, 1999 of approximately $1,700,000 relating to SARs that was partially offset by increased motion picture license fees.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of working capital during the fiscal year ended July 31, 2000 was trademark and related income and approximately $271,000 from the exercise of stock options. The Company's management believes that its existing cash resources will be sufficient to fund its ongoing operations for at least the next twelve months. However, unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

        In addition, in August 2000, the Company received a notice from Daniel Laikin, a Director and member of a group purporting to own approximately 22.7% of the Company's outstanding common stock seeking, among other things, a special meeting of the Company's shareholders. At this meeting, Mr. Laikin intended to nominate a slate of six directors with a view to replacing all of the Company's existing directors.

        Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin have discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. As of October 24, 2000, no agreement to those ends has been reached.

        If a change of control results as part of these discussions, the significant contingent amounts due an officer discussed in ITEM 11. - EXECUTIVE COMPENSATION could be triggered which would result in a net capital deficiency and the need for the Company to obtain additional capital. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

        For the twelve months ended July 31, 2000, the Company's net cash flow used in its operating activities was approximately $233,000, an increase of approximately $160,000 versus approximately $393,000 of net cash flow used in operating activities during the twelve months ended July 31, 1999. This increase resulted primarily from increased trademark licensing income during the year ended July 31, 2000. At October 16, 2000, the Company had cash and cash equivalents of approximately $1,451,000 as compared to approximately $1,858,000 at July 31, 1999.

FUTURE COMMITMENTS

        The Company does not have any material future commitments for capital expenditures. However, the Company has and will continue to use its working capital to fund its internet operations that, during the twelve months ended July 31, 2000, generated approximately $10,000 of revenue and have resulted in segment operating losses of approximately $955,000 (SEE NOTE H - SEGMENT INFORMATION). Due to substantial competition among companies with internet-based business strategies and the developing economics of the internet in general, it is uncertain when, and if, the Company will be able to generate revenues from its Internet operations sufficient to offset the significant costs incurred to date and the ongoing costs that the Company expects to incur in the future to support its Internet operations.

        In connection with Mr. Laikin's notice and the subsequent discussions with Mr. Laikin as discussed in LIQUIDITY AND CAPITAL RESOURCES, the Company has retained various financial and legal advisers and, as of October 24, 2000, the Company has incurred expenses of approximately $514,000 (of which $150,000 is expected to be settled through the issuance of common stock) in connection with such advisers.

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms and to attract and retain qualified personnel.

ITEM 8. FINANCIAL STATEMENTS

        The consolidated financial statements of J2 Communications are listed on the Index to Financial Statements set forth on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information with respect to the directors and executive officers of the Company. Directors are elected at the annual meeting of stockholders to serve a one-year term and until their successors are elected and qualified. Officers serve at the request of the Board of Directors of the Company. There are no family relationships among any of the directors or executive officers.

                                                                     Director
    Name             Age               Position                       Since
    ----             ---               --------                       -----
James Jimirro        63         Chairman, President and Chief          1986
                                Executive Officer

James Fellows        64         Director                               1986

Bruce Vann           44         Director                               1987

John De Simio        48         Director                               1998

Gary Cowan           65         Director                               2000

Daniel Laikin        38         Director                               2000

Christopher Trunkey  34         Vice President, Chief Financial        ----
                                Officer and Secretary


EXECUTIVE OFFICERS AND DIRECTORS

        JAMES P. JIMIRRO has been employed by the Company as President and Chief Executive Officer since its inception. From 1980 to 1985 he was the President of Walt Disney Telecommunications Company, which included serving as President of Walt Disney Home Video, a producer and distributor of family home video programming. While in this position, he also served as Corporate Executive Vice President of Walt Disney Productions. In addition, from 1983 to 1985, Mr. Jimirro served as the first President of the Disney Channel, a national cable pay-television channel, which Mr. Jimirro conceived and implemented. Mr. Jimirro continued in a consulting capacity for the Walt Disney Company through July of 1986. From 1973 to 1980 he served as Director of International Sales and then as Executive Vice President of the Walt Disney Educational Media Company, a subsidiary of the Walt Disney Company. Prior to 1973, Mr. Jimirro directed international sales for CBS, Inc., and later for Viacom International. Mr. Jimirro also served as a member of the Board of Directors of Rentrak Corporation between January 1990 and September 2000.

        JAMES FELLOWS has been a member of the Board of Directors and the President of the Central Education Network, Inc., a Chicago, Illinois association of public television and educational associations, since 1983. From 1962 through 1982, Mr. Fellows worked in a variety of positions for the National Association of Educational Broadcasters in Washington, D.C., and became its President and Chief Executive Officer in 1978. Mr. Fellows is a director of numerous nonprofit corporations including the Hartford Gunn Institute, a research and planning service for public telecommunications; the Maryland Public Broadcasting Foundation, a corporate fund-raiser for public television; and the American Center for Children and Media, a coalition of organizations committed to improving media services for children and youth.

        BRUCE P. VANN has been a principal of the law firm of Kelly, Lytton, Mintz & Vann LLP since December 1995. From 1989 through December 1995 he was a partner in the law firms of Keck, Mahin & Cate and Meyer & Vann. Mr. Vann specializes in corporate and securities matters. From January 1994 through December 1998, Mr. Vann served, on a non-exclusive basis, as Senior Vice President, Business and Legal Affairs, of Largo Entertainment, Inc., a subsidiary of the Victor Company of Japan.

        JOHN DE SIMIO has been in the entertainment side of the public relations business since 1976. From 1988 to 1996, Mr. De Simio was a Senior Vice President, Publicity/Promotion for Castle Rock Entertainment, where he oversaw publicity and national promotional campaigns for their theatrical and television productions. Before moving to Castle Rock, Mr. De Simio was National Publicity Director of Twentieth Century Fox Film Corporation from 1985 to 1988. Mr. De Simio currently serves on the boards of Theatre LA and The Broadcast Film Critics Association.

        GARY COWAN, a certified public accountant, has served as Chief Financial Officer for a broad range of companies, including U.S. Vacation Resorts, Inc., the Coastland Corporation, and Superscope Inc. In addition, he was Vice President, Financial Analysis and Review, for Dart Industries. From 1993 through 1997, Mr. Cowan served as Chief Financial Officer of the Company and was a member of the Board of Directors. He is currently an independent consultant in strategic financial planning and accounting. Mr. Cowan holds a B.S. in accounting and a M.B.A. from U.C.L.A.

        DANIEL LAIKIN currently serves as co-Chairman of Biltmore Homes, Inc., an Indiana based home building and real estate development company. He is also managing partner of Four Leaf Partners, LLC, a closely held investment company, concentrating on the startup and financing of high tech and Internet related companies. He is currently an advisor to the board of directors of Focus Affiliates, Inc. and is on the advisory board of iNetNow.

        CHRISTOPHER TRUNKEY, has been Vice President, Chief Financial Officer, since January 2000. Prior to joining the Company, Mr. Trunkey had served as Vice President, Chief Financial Officer for Kings Road Entertainment since May 1994. Between September 1997 and May 1998, Mr. Trunkey also served as Senior Vice President of Overseas Filmgroup. Mr. Trunkey was Controller for Ulysse Entertainment from October 1993 to May 1994. Prior to Ulysse Entertainment, Mr. Trunkey was Director of Financial Planning at Reeves Entertainment from May 1990 through September 1993 and was a Staff Accountant for Telautograph Corporation from August 1988 through May 1990. Mr. Trunkey is a graduate of Drake University with a degree in Finance.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officer and up to four other executive officers of the Company ("Named Officers") whose annual salary and bonus exceeded $100,000 during the fiscal year ended July 31, 2000.

                                                                              Long Term
                                              Annual Compensation            Compensation
                                          --------------------------      --------------------
                                                        Other Annual                    Stock       All Other
                                                        Compensation        SARs       Options     Compensation
    Name and Position           Year      Salary ($)         ($)          (Shares)     (Shares)        ($)
    -----------------           ----      ----------    ------------      --------     --------    ------------

James Jimirro                   2000      190,750(1)      913,724(2)       25,000       25,000      287,812(3)
   Chairman, President and      1999      190,750(1)            0          16,667       16,667      441,000(3)
   Chief Executive Officer      1998      190,750(1)            0          16,667       16,667      416,063(3)

Christopher Trunkey (4)
    Vice President, Chief       2000       41,596               0               0       21,000            0
    Financial Officer

-------

(1) Mr. Jimirro has voluntarily deferred all "Base Salary," as defined by the applicable employment agreement, in excess of $190,750. Such deferred amounts are payable only upon a "Change of Control" of the Company as defined by the applicable employment agreement and are included in "All Other Compensation" hereunder.

(2) Represents the difference between the exercise price and the market price on the date of exercise for 66,668 stock options exercised by Mr. Jimirro on November 30, 1999.

(3) Represents salary voluntarily deferred by Mr. Jimirro that is payable only upon a "Change of Control" as defined by the applicable employment agreement. Does not include interest at the rate of 5% per annum on amounts deferred also payable upon a "Change in Control."

(4) Mr. Trunkey joined the Company on January 31, 2000 and is included hereunder pursuant to Item 402(a)(3)(iii) of Regulation S-K.

STOCK OPTION AND STOCK APPRECIATION RIGHTS GRANTS

        The following table sets forth the individual grants of stock options and stock appreciation rights made during the fiscal year ended July 31, 2000 to the Named Officers:

                                                                                     Potential Realized Value
                                                                                        at Assumed Annual
                                          % of Total                                   Rates of Stock Price
                                         Options/SARs                                     Appreciation
                           Options/       Granted to      Exercise                       for Option Term
                             SARs         Employees        Or Base     Expiration    ------------------------
      Name                 Granted      in Fiscal Year   Price($/Sh)      Date           5%($)       10%($)
      ----                ---------     --------------   -----------   ----------    -----------   ----------
James Jimirro             25,000(1)           17%           14.76      12/28/2009      203,750      501,750
                          25,000(1)          100%           14.76      12/28/2009      203,750      501,750

Christopher Trunkey       21,000(2)           14%           12.75      01/31/2007       91,140      206,640

---------------

(1) The options and SARs granted to Mr. Jimirro were immediately exercisable upon grant. The exercise and base prices of the options and SARs granted to Mr. Jimirro are equal to the average of the high and low bid and asked price during the five (5) business days preceding the date of grant. The market price on the date of grant was $14.50.

(2) The options granted to Mr. Trunkey are exercisable one-third one year from the date of grant, one-third two years from the date of grant and one-third three years from the date of grant.

STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND YEAR-END VALUES

        Shown below is information for the Named Officers with respect to the exercise of stock options and the ownership of stock options and stock appreciation rights and their values as of July 31, 2000.


                                                                                                Value of Unexercised
                                                        Number of Unexercised                   In-the-Money Options/
                                                    Options/SARs at July 31, 2000              SARs at July 31, 2000 (1)
                         Shares                     ------------------------------        ---------------------------------
                         Acquired     Value         Exercisable      Unexercisable        Exercisable         Unexercisable
       Name            On Exercise  Realized ($)      (Shares)          (Shares)              ($)                  ($)
       ----            -----------  ------------    -----------      -------------        -----------         -------------
James Jimirro             66,668      913,724         200,003                 0             816,175                 0

Christopher Trunkey            0            0               0            21,000                   0                 0

-------

(1) Based upon the difference between the closing price on July 31, 2000 and the option exercise price or stock appreciation rights base price.

DIRECTOR COMPENSATION

        On the date of each annual meeting held by the Company, all directors, excluding Mr. Jimirro, completing a year of service receive options to purchase up to 1,333 shares at the market price on the date of grant that are immediately exercisable. Mr. Jimirro's compensation as a director is pursuant to the employment agreement described under "Employment Agreements."

EMPLOYMENT AGREEMENTS

        The Company has entered into a Restated Employment Agreement dated July 1, 1999 ("1999 Agreement") with James P. Jimirro, its Chairman, President and Chief Executive Officer. The 1999 Agreement has a term of seven years ("Term") and provides for a base salary of $475,000 with annual increases equal to the greater of 9% or 5% plus the percentage increase in the Consumer Price Index. The 1999 Agreement also provides for (i) an annual bonus of 5% to 9% of the Company's pre-tax earnings in excess of $500,000, (ii) an annual grant of immediately exercisable stock options covering 25,000 shares of the Company's common stock,

(iii) an annual grant of immediately exercisable stock appreciation rights relating to 25,000 shares of the Company's common stock, and (iv) such other benefits including medical insurance, an automobile and the reimbursement of business expenses as have previously been provided to Mr. Jimirro.

        Also, pursuant to the 1999 Agreement, Mr. Jimirro received a contingent note ("Contingent Note") in the principal sum of approximately $2,151,000 representing salary payable to Mr. Jimirro pursuant to previous employment agreements that was voluntarily deferred by Mr. Jimirro between January 1, 1993 and June 30, 1999. The Contingent Note bears interest at the rate of 7% per year. Mr. Jimirro has continued to voluntarily defer all salary in excess of approximately $191,000 payable under the 1999 Agreement and has the right to request the issuance of additional contingent notes to reflect such additional deferrals. The Contingent Note and any subsequent salary deferrals are payable only upon a "Change of Control" as defined in the 1999 Agreement.

        In addition, upon any "Change of Control" of the Company or any one of the "Executive Termination Events," all as defined in the 1999 Agreement, Mr. Jimirro is generally entitled to receive a lump sum payment of all salary due for the remaining Term (excluding subsequent annual increases) and to continue to receive all benefits, bonuses, stock options and stock appreciation rights for the remaining Term. Further, to the extent the aforesaid payments result in any excise tax liability under the Internal Revenue Code of 1986, the Company is obligated to make an additional payment to Mr. Jimirro equal to the amount of such excise taxes plus any income or other payroll taxes resulting from such excise tax payment. In addition, Mr. Jimirro, at his request, shall be engaged as a consultant to the Company for a term of five years at the annual rate of 50% of his salary at the time of termination.

        The Company has entered into an employment agreement dated January 21, 2000 with Christopher Trunkey, its Vice President and Chief Financial Officer. The agreement provides for a term of one year commencing January 31, 2000 at an annual salary of $90,000 for four (4) work days per week, the grant of options to purchase up to 21,000 shares of the Company's common stock under the Company's stock option plan and such other benefits generally provided to all of Company's full-time employees. As of September 1, 2000, this agreement was amended to include five (5) workdays per week at an annual salary of $120,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Company's Board of Directors does not have a compensation or similar committee. Mr. Jimirro's employment agreement was negotiated on behalf of the Company by Mr. Vann and approved by all of the Company's directors, other than Mr. Jimirro who abstained, at a special meeting of the Board of Directors held on October 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information, as of October 16, 2000, concerning ownership of shares of Common Stock by each person who is known by the Company to beneficially own more than 5% of the issued and outstanding Common Stock of the Company:

                                Number of           Percent of
Name of Beneficial Owner         Shares               Class
------------------------       -----------          ----------
James Jimirro (1)              283,668 (2)             19.8%

Daniel Laikin (1)              165,900 (3)             11.6%

Paul Skjodt (1)                159,300 (3)             11.1%

Christopher Williams (1)       129,900 (4)              9.1%

Carroll Edwards (1)              95,000 (5)             6.6%

---------------

(1) The address for Mr. Jimirro is 10850 Wilshire Blvd., Suite 1000, Los Angeles, California 90024. The address for Mr. Laikin and Mr. Skjodt is 25 West 9th Street, Indianapolis, Indiana 46204. The address for Mr. Williams is PO Box 21207, Santa Barbara, California 93121. The address for Mr. Edwards is PO Box 219, Marshville, North Carolina 28103.

(2) Includes options to purchase up to 75,001 shares that are presently exercisable.

(3) Based upon a joint Schedule 13D filed by Mr. Laikin and Mr. Skjodt as amended August 11, 2000. Mr. Laikin and Mr. Skjodt disclaim voting power or any voting agreement or arrangements over the shares beneficially owned by the other.

(4) Mr. Williams filed a Schedule 13G on January 20, 2000 claiming beneficial ownership of 89,000 shares. The Company has information that as of August 22, 2000 Mr. Williams is the beneficial owner of the shares indicated.

(5) To the Company's knowledge, Mr. Edwards has not filed any Schedule 13D or 13G with the Securities and Exchange Commission. The Company has information that as of August 22, 2000 Mr. Edwards is the beneficial owner of the shares indicated.

        The information contained in this table is derived, in part, from a listing of Non-objecting Beneficial Owners of the Company's common stock dated as of August 22, 2000 and information filed by various holders on Schedules 13D and 13G. By presenting the foregoing information, the Company does not necessarily accept the accuracy of the information disclosed herein including, but not limited to, the number of shareholders in the Laikin/Skjodt group, the number of shares owned or controlled by the Laikin/Skjodt group and/or the relationship of Christopher Williams or Carroll Edwards, among others, to such group. SEE RECENT DEVELOPMENTS.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of October 16, 2000, certain information concerning ownership of shares of Common Stock by each executive officer and director of the Company and by all executive officers and directors of the Company as a group:

Name of Director                      Number of                 Percent of
or Executive Officer                   Shares                     Class
--------------------                 ----------                 ----------
James Jimirro (1)                    283,668(2)                   19.8%

Daniel Laikin (1)                    165,900(3)                   11.6%

James Fellows (1)                     14,833(4)                    1.0%

Bruce Vann (1)                         2,998(4)                    ***

John De Simio (1)                      2,666(5)                    ***

Gary Cowan (1)                         1,333(4)                    ***

Christopher Trunkey (1)                   --                        --

All directors and executive
 officers as A group (7 persons)     471,398(6)                   32.9%


---------------

***     Less than one percent

(1) The address for each director or officer except for Mr. Laikin is 10850 Wilshire Blvd., Suite 1000, Los Angeles, California 90024. The address for Mr. Laikin is 25 West 9th Street, Indianapolis, Indiana 46204.

(2) Includes options to purchase up to 75,001 shares that are presently exercisable.

(3) Based upon a joint Schedule 13D filed by Mr. Laikin and Mr. Skjodt as amended August 11, 2000. Mr. Laikin and Mr. Skjodt disclaim voting power or any voting agreement or arrangements over the shares beneficially owned by the other.

(4) Represents options to purchase up to the number of shares indicated that are presently exercisable.

(5) Includes options to purchase up to 1,333 shares that are presently exercisable.

(6) Includes options to purchase up to 95,498 shares that are presently exercisable.

        In August 2000, the Company received a notice from Daniel Laikin, a Director and member of a group purporting to own approximately 22.7% of the Company's outstanding common stock seeking, among other things, a special meeting of the Company's shareholders. At this meeting, Mr. Laikin intended to nominate a slate of six directors with a view to replacing all of the Company's existing directors.

        Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin have discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. As of October 24, 2000, no agreement to those ends has been reached.

        Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Bruce Vann, one of the Company's directors, is a partner of the law firm Kelly, Lytton, Mintz and Vann retained by the Company for various legal matters. Legal expenses of approximately $25,000 were incurred with respect to work performed by Mr. Vann's firm for the Company during the fiscal year ended July 31, 2000.

        On July 14, 1986, James P. Jimirro, the Company's Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note ("Note") for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2000 was approximately $140,000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)


     2.1       Acquisition Agreement dated as of July 31, 1990 between
               Registrant, J2 Acquisition Corp., National Lampoon, Inc., Daniel
               L. Grodnick and Tim Matheson and related Agreement and Plan of
               Merger. (1)

     3.1       Restated Articles of Incorporation of Registrant filed July 17,
               1986. (2)

     3.2 Certificate of Amendment of Restated Articles of Incorporation filed April 27, 1989. (9)

     3.3 Certificate of Amendment of Restated Articles of Incorporation filed July 14, 1993. (9)

     3.4 Certificate of Amendment of Restated Articles of Incorporation filed October 29, 1998. (3)

     3.5       Bylaws of Registrant. (2)

     3.6       Amendment to Bylaws of Registrant dated July 15, 1999. (4)

     3.7       Amendment to Bylaws of Registrant dated August 18, 2000. (5)

     4.1       Rights Agreement between Registrant and U.S. Stock Transfer
               Corporation dated July 15, 1999. (4)

    10.1       Employee Stock Purchase Plan adopted June 30, 1986. (2)

    10.2       Agreement between Registrant and Harvard Lampoon, Inc. dated
               October 1, 1998. (6)

    10.3       Restated Employment Agreement between Registrant and James
               Jimirro dated as of July 1, 1999. (7)

    10.4 Contingent Note issued by Registrant to James Jimirro dated as of July 1, 1999. (7)

    10.5       Registrant's Amended and Restated 1999 Stock Option, Deferred
               Stock and Restricted Stock Plan dated October 14, 1999. (8)

    10.6 Employment Agreement between Registrant and Christopher Trunkey dated January 21, 2000. (9)

    10.7       First Amendment to Office Lease between Registrant and Avco
               Center Corporation dated April 21, 2000. (9)

    10.8       Letter Agreement between Registrant and Batchelder & Partners,
               Inc. dated August 16, 2000. (9)

    10.9       Amendment to Letter Agreement between Registrant and Batchelder &
               Partners, Inc. dated August 30, 2000. (9)

    10.10      Warrant issued by Registrant to George Vandemann dated August 18,
               2000. (9)

    10.11      Amendment to Employment Agreement between Registrant and
               Christopher Trunkey dated as of September 1, 2000. (9)

    10.12      Form of Restated Indemnification Agreement. (6)

    21         Subsidiaries of Registrant. (9)

    27         Financial Data Schedule. (9)

    ---------------

    (1) Incorporated by reference to Form S-4 filed on August 2, 1990, as amended September 18, 1990.

    (2) Incorporated by reference to Form S-1 filed on July 28, 1986, as amended September 22, 1986 and October 2, 1986.

    (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1998.

    (4)        Incorporated by reference to Form 8-K filed July 16, 1999.

    (5)        Incorporated by reference to Form 8-K filed August 22, 2000.

    (6) Incorporated by reference to Form 10-Q for the period ended October 31, 1998.

    (7) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

    (8)        Incorporated by reference to Schedule 14A filed December 13,
               1999.

    (9) Filed electronically herewith with the Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.


(b) FORMS 8-K

     On August 11, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5. thereof that on August 11, 2000, the Company received a request from Daniel Laikin, a member of the Company's Board of Directors, requesting a special meeting of the Company shareholders be called for September 18, 2000 for the purpose of removing the Company's incumbent directors and electing a new Board of Directors, among other things.

     On August 21, 2000, the Company filed a current Report on Form 8-K reporting under Item 5. thereof the adoption of an amendment to the Company's Bylaws.

(c) SEE (a) ABOVE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 24, 2000


                                                    By: /s/James Jimirro
                                                        ------------------------
                                                        James Jimirro,
                                                        Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                               DATE
        ---------                          -----                               ----
/s/James Jimirro               Chairman of the Board of                  October 24, 2000
------------------------       Directors and Chief Executive
James Jimirro                  Officer (Principal Executive
                               Officer)

/s/Christopher Trunkey         Vice President and Chief                  October 24, 2000
------------------------       Financial Officer (Principal
Christopher Trunkey            Financial and Accounting Officer)

/s/James Fellows               Director                                  October 24, 2000
------------------------
James Fellows

/s/Bruce Vann                  Director                                  October 24, 2000
------------------------
Bruce Vann

/s/John De Simio               Director                                  October 24, 2000
------------------------
John De Simio

/s/Gary Cowan                  Director                                  October 24, 2000
------------------------
Gary Cowan

/s/Daniel Laikin               Director                                  October 24, 2000
------------------------
Daniel Laikin

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JULY 31, 2000


Report of Independent Public Accountants                                        F-2

Consolidated Balance Sheets as of July 31, 2000 and 1999                        F-3

Consolidated Statements of Operations for the Years
Ended July 31, 2000, 1999 and 1998                                              F-4

Consolidated Statements of Shareholders' Equity
for the Years Ended July 31, 2000, 1999 and 1998                                F-5

Consolidated Statements of Cash Flows for the Years
Ended July 31, 2000, 1999 and 1998                                              F-6

Notes to Consolidated Financial Statements                                      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To J2 Communications:

We have audited the accompanying consolidated balance sheets of J2 Communications and Subsidiaries (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, a significant portion of the Company's assets is composed of certain intangible assets.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J2 Communications as of July 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the consolidated financial statements, in August 2000, the Company received notice from a member of the Board of Directors requesting that a special meeting of the Company's shareholders be called for the purported purpose of nominating a slate of six new directors and replacing all of the Company's incumbent directors. As of October 24, 2000, the Company is currently engaged in discussions with this Director regarding the notice and related matters. Management cannot predict the outcome of these discussions at this time. As discussed in Note C to the consolidated financial statements, the Company has significant contingent payments due an officer upon a change of control event. If a change of control event results as part of these discussions, the amounts due discussed in Note C would be triggered and result in a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note K. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


Arthur Andersen, LLP
Los Angeles, California
October 24, 2000

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  AS OF JULY 31,
                                                           -----------------------------
                                                              2000              1999
                                                           -----------       -----------
CURRENT ASSETS
   Cash and cash equivalents                               $ 1,883,750       $ 1,857,941
   Accounts receivable                                           6,580             8,643
   Inventory                                                         0             9,642
   Prepaid expenses and other current assets                    22,214            22,629
                                                           -----------       -----------
          Total current assets                               1,912,544         1,898,855

NON-CURRENT ASSETS
   Fixed assets, net of accumulated depreciation                19,816            18,899
   Intangible assets, net of accumulated amortization        3,176,154         3,416,154
   Other assets                                                 10,758            15,653
                                                           -----------       -----------
          Total non-current assets                           3,206,728         3,450,706
                                                           -----------       -----------
TOTAL ASSETS                                               $ 5,119,272       $ 5,349,561
                                                           ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $   291,567       $   196,645
   Accrued expenses                                            374,692           431,577
   Accrued income taxes                                              0            25,378
   Settlement payable                                          203,117           203,117
   Minority interest in consolidated subsidiary                      0           186,234
   Stock appreciation rights payable                           568,820                 0
                                                           -----------       -----------
          Total current liabilities                          1,438,196         1,042,951

 NON-CURRENT LIABILITIES
   Stock appreciation rights payable                                 0         1,716,876
                                                           -----------       -----------
          Total non-current liabilities                              0         1,716,876
                                                           -----------       -----------
     TOTAL LIABILITIES                                       1,438,196         2,759,827
                                                           -----------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred Stock, no par value, 2,000,000 shares
      authorized, no shares issued and outstanding                   0                 0
   Common Stock, no par value, 15,000,000 shares
      authorized, 1,337,046 and 1,233,712 shares
      issued, respectively                                   9,024,778         8,754,092
   Less: Note receivable on common stock                      (139,940)         (134,180)
   Less: Treasury stock, at cost, 1,166 shares                  (1,603)           (1,603)
   Deficit                                                  (5,202,159)       (6,028,575)
                                                           -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                              3,681,076         2,589,734
                                                           -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 5,119,272       $ 5,349,561
                                                           ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             FOR THE YEARS ENDED JULY 31,
                                                   -----------------------------------------------
                                                      2000              1999              1998
                                                   -----------       -----------       -----------
REVENUES
  Trademark                                        $ 1,454,239       $ 1,230,284       $   782,353
  Video                                                 16,020            16,188               664
  Internet                                               9,956                 0                 0
                                                   -----------       -----------       -----------
     Total revenue                                   1,480,215         1,246,472           783,017

COSTS AND EXPENSES
  Costs related to trademark revenue                   144,578           111,598            40,407
  Costs related to video revenue                         3,583            12,793             5,251
  Costs related to internet revenue                    283,929                 0                 0
  Amortization of intangible assets                    240,000           240,000           240,000
  Selling, general & administrative expenses         1,101,784           947,632           783,922
  Stock appreciation rights (benefit)/expense       (1,148,056)        1,699,745           (19,569)
                                                   -----------       -----------       -----------
     Total costs and expenses                          625,818         3,011,768         1,050,011
                                                   -----------       -----------       -----------
  OPERATING INCOME/(LOSS)                              854,397        (1,765,296)         (266,994)

OTHER INCOME/(EXPENSE)
  Interest income                                       87,365            98,845            85,386
  Minority interest in income of
     consolidated subsidiary                          (113,846)          (68,102)          (30,803)
  Reduction of accrued liabilities                           0           435,665           339,707
                                                   -----------       -----------       -----------
     Total other (expense)/income                      (26,481)          466,408           394,290
                                                   -----------       -----------       -----------
  INCOME/(LOSS) BEFORE INCOME TAXES                    827,916        (1,298,888)          127,296

Provision for income taxes                               1,500                 0             6,356
                                                   -----------       -----------       -----------
NET INCOME/(LOSS)                                  $   826,416       $(1,298,888)      $   120,940
                                                   ===========       ===========       ===========
Earnings/(loss) per share - basic                  $      0.64       $     (1.07)      $      0.10
                                                   ===========       ===========       ===========
Weighted average number of common
  shares -basic                                      1,289,930         1,211,728         1,200,000
                                                   ===========       ===========       ===========
Earnings/(loss) per share - diluted                $      0.62       $     (1.07)      $      0.10
                                                   ===========       ===========       ===========
Weighted average number of common
and common equivalent shares - diluted               1,341,661         1,211,728         1,212,347
                                                   ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Common        Common          Note                                              Total
                                     Stock         Stock       Receivable on     Treasury                      Shareholders'
                                     Shares        Amount      Common Stock       Stock           Deficit          Equity
                                   -----------   -----------   -------------    -----------     -----------    -------------
Balance at July 31, 1997             1,200,000   $ 8,655,795      $(121,220)        $(1,603)    $(4,850,627)    $ 3,682,345
  Interest on note receivable               --         7,200         (7,200)             --              --              --
  Net income                                --            --             --              --         120,940         120,940
                                   -----------   -----------    -----------     -----------     -----------     -----------
Balance at July 31, 1998             1,200,000     8,662,995       (128,420)         (1,603)     (4,729,687)      3,803,285

  Interest on note receivable               --         5,760         (5,760)             --              --              --
  Exercise of stock options             17,045        47,836             --              --              --          47,836
  Stock issued in settlement
    of liabilities                      16,667        37,501             --              --              --          37,501
  Net loss                                  --            --             --              --      (1,298,888)     (1,298,888)
                                   -----------   -----------    -----------     -----------     -----------     -----------
Balance at July 31, 1999             1,233,712     8,754,092       (134,180)         (1,603)     (6,028,575)      2,589,734

  Interest on note receivable               --            --         (5,760)             --              --          (5,760)
  Exercise of stock options            103,334       270,686             --              --              --         270,686
  Net income                                --            --             --              --         826,416         826,416
                                   -----------   -----------    -----------     -----------     -----------     -----------
Balance at July 31, 2000             1,337,046   $ 9,024,778      $(139,940)        $(1,603)    $(5,202,159)    $ 3,681,076
                                   ===========   ===========    ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED JULY 31,
                                                                    -------------------------------------------------
                                                                        2000                1999              1998
                                                                    -----------         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                $   826,416         $(1,298,888)      $   120,940
   Adjustments to reconcile net income/(loss) to net
     cash (used in)/provided by operating activities:
        Depreciation and amortization                                   250,661             248,327           240,000
        Stock appreciation rights (benefit)/expense                  (1,148,056)          1,699,745           (19,569)
        Minority interest in income of consolidated subsidiary          113,846              68,102            30,803
        Other                                                            (5,760)                  0                 0
        Stock issued in settlement of liabilities                             0              37,501                 0
   Changes in assets and liabilities:
        Decrease/(increase) in accounts receivable                        2,063              (1,339)           35,837
        Decrease/(increase) in inventory                                  9,642               4,650            (2,030)
        Decrease/(increase) in prepaid expenses and
            other current assets                                            415              16,327           (33,987)
        Decrease/(increase) in other assets                               4,895                (912)             (389)
        Increase in accounts payable                                     94,922              42,389            24,327
        Decrease in accrued expenses                                    (56,885)           (396,373)         (262,744)
        Decrease in income taxes payable                                (25,378)            (12,801)                0
        (Decrease)/increase in minority interest payable               (300,080)                  0             3,695
        (Decrease)/increase in deferred revenue                               0            (800,000)          591,375
        Decrease in settlement payable                                        0                   0                (8)
                                                                    -----------         -----------       -----------
   NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY OPERATING ACTIVITIES                                  (233,299)           (393,272)          728,250
                                                                    -----------         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                             (11,578)            (27,227)                0
   Sale/(purchase) of marketable securities                                   0           1,351,805        (1,351,805)
                                                                    -----------         -----------       -----------
   NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                                   (11,578)          1,324,578        (1,351,805)
                                                                    -----------         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                            270,686              47,836                 0
                                                                    -----------         -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     PROVIDED BY FINANCING ACTIVITIES                                   270,686              47,836                 0
                                                                    -----------         -----------       -----------
NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   25,809             979,142          (623,555)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                1,857,941             878,799         1,502,354
                                                                    -----------         -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                    $ 1,883,750         $ 1,857,941       $   878,799
                                                                    ===========         ===========       ===========

Cash paid for:
     Taxes                                                          $     3,230         $    23,289       $     6,356
                                                                    ===========         ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Organization and Principals of Consolidation - The consolidated financial statements include the accounts of J2 Communications and its subsidiaries ("Company") after elimination of all inter-company items and transactions. The Company, a California corporation, was formed in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During fiscal year 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in publishing the "National Lampoon Magazine" and related activities. Subsequent to the Company's acquisition of NLI, it has de-emphasized its videocassette business and publishing operations and has focused primarily on exploitation of the "National Lampoon" trademark including the October 1999 launch of the Company's website, "nationallampoon.com."

Revenue Recognition - The Company's trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation - Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Cash Concentration and Cash Equivalents - The Company maintains its cash balances at financial institutions that are federally insured, however, at times such balances may exceed federally insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Intangible Assets - Intangible Assets consists primarily of the "National Lampoon" trademark and related assets acquired through the Company's acquisition of NLI and are being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the recoverability of such assets is measured by a comparison of the carrying value of an asset to the estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

As of July 31, 2000, the Company has determined that expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the "National Lampoon" trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible assets.

New Accounting Pronouncements - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133." SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company anticipates that adoption of these pronouncements will have no material impact on the Company's financial position or results of operations as there are no derivative instruments or hedging activities.

In March 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-02, "Accounting for Web Site Development Costs." The EITF provides guidance on accounting for costs incurred to develop a website and is required to be implemented by the Company in the first quarter of fiscal year 2001. The Company does not expect the effect of this new guidance on its financial statements to be significant.

Common Stock - On October 26, 1998, the Company effected a 1-for-3 reverse stock split. All share and per share amounts reflect the reverse stock split for all periods presented.

Basic and Fully Diluted Loss Per Share - The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A summary of the number of shares used to compute earnings per share is as follows:

                                                For the Fiscal Year Ended
                                        -------------------------------------------
                                        July 31, 2000  July 31, 1999  July 31, 1998
                                        -------------  -------------  -------------
Weighted average number of common
  shares used to compute basic EPS        1,289,930      1,211,728      1,200,000

Weighted average number of common
  share equivalents                          51,731              0         12,347
                                          ---------      ---------      ---------
Weighted average number of common
  shares used to compute diluted EPS      1,341,661      1,211,728      1,212,347
                                          =========      =========      =========

Options to purchase 182,167 common shares are not included in the calculation of diluted EPS in the fiscal year ended July 31, 1999 because they are anti-dilutive.

Reclassification - Certain amounts for the fiscal years ended July 31, 1999 and 1998 have been reclassified to conform with the presentation of the July 31, 2000 amounts. These reclassifications have no effect on reported net income.

NOTE B - ACCRUED EXPENSES

Accrued expenses consist of:

                                        As of          As of
                                    July 31, 2000  July 31, 1999
                                    -------------  -------------
Accrued legal fees                     $ 10,000      $ 62,500
Accrued accounting fees                  40,000        37,051
Accrued payroll and related items        79,922        26,535
Accrued video royalties                  49,971        49,903
Deferred payroll                        188,845       188,845
Other                                     5,954        66,743
                                       --------      --------
                                       $374,692      $431,577
                                       ========      ========

Certain royalties and other expenses (including a contingent payment on the sale of stock issued to settle certain liabilities) accrued in previous years were settled or otherwise satisfied at reduced levels during the fiscal years 1999 and 1998. The reduction in these accruals is reflected as other income in the accompanying consolidated statement of operations.

NOTE C - COMMITMENTS AND CONTINGENCIES

Leases - The Company is obligated under an operating lease expiring on September 30, 2005 for approximately 3,912 square fee of office space in Los Angeles, California. The lease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is obligated under an operating lease expiring September 2002 for office equipment located at its Los Angeles offices.

The Company is obligated under an operating lease expiring in December 2000 for an automobile provided by the Company to its Chairman, President and Chief Executive Officer.

The Company's minimum future lease payments for the fiscal years indicated are as follows:

            Office       Auto/
 Year       Space       Equipment      Total
 ----     --------      ---------     --------
2001      $120,098      $  5,180      $125,278
2002       126,748         1,754       128,502
2003       129,878           292       130,170
2004       136,138             0       136,138
2005       136,138             0       136,138
2006        22,690             0        22,690
          --------      --------      --------
          $671,690      $  7,226      $678,916
          ========      ========      ========

The Company's aggregate lease payments were approximately $99,000, $81,000 and $91,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

Harvard Lampoon Agreement - Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of from 1.5% to 2% on the Company's net receipts from exploitation of the "National Lampoon" trademark. Royalty payments under this agreement were approximately $9,000, $19,000 and $14,000 for the years ended July 31, 2000, 1999 and 1998, respectively. In addition, pursuant to a Settlement Agreement dated November 24, 1998, the Company issued 16,667 shares of its common stock to HLI (which at the time of issue had a value of approximately $38,000), in settlement of various claims made by HLI against the Company.

Guber-Peters Agreement - Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce "National Lampoon" television programming to Guber-Peters Entertainment Company ("GPEC"). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI's obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2000, the Company has recorded royalty expense of approximately $265,000 relating to the Termination Agreement including approximately $83,000 and $53,000 during the years ended July 31, 2000 and 1999, respectively.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement - The Company has entered into a Restated Employment Agreement dated July 1, 1999 ("1999 Agreement") with James P. Jimirro, its Chairman, President and Chief Executive Officer. The 1999 Agreement has a term of seven years ("Term") and provides for a base salary of $475,000 with annual increases equal to the greater of 9% or 5% plus the percentage increase in the Consumer Price Index. The 1999 Agreement also provides for (i) an annual bonus of 5% to 9% of the Company's pre-tax earnings in excess of $500,000, (ii) an annual grant of immediately exercisable stock options covering 25,000 shares of the Company's common stock, (iii) an annual grant of immediately exercisable stock appreciation rights relating to 25,000 shares of the Company's common stock, and (iv) such other benefits including medical insurance, an automobile and the reimbursement of business expenses as have previously been provided to Mr. Jimirro.

Also, pursuant to the 1999 Agreement, Mr. Jimirro received a contingent note ("Contingent Note") in the principal sum of approximately $2,151,000 representing salary payable to Mr. Jimirro pursuant to previous employment agreements that was voluntarily deferred by Mr. Jimirro between January 1, 1993 and June 30, 1999. The Contingent Note bears interest at the rate of 7% per year. Mr. Jimirro has continued to voluntarily defer all salary in excess of approximately $191,000 payable under the 1999 Agreement and has the right to request the issuance of additional contingent notes to reflect such additional deferrals. The Contingent Note and any subsequent salary deferrals are payable only upon a "Change of Control" as defined in the 1999 Agreement.

In addition, upon any "Change of Control" of the Company or any one of the "Executive Termination Events," all as defined in the 1999 Agreement, Mr. Jimirro is generally entitled to receive a lump sum payment of all salary due for the remaining Term (excluding subsequent annual increases) and to continue to receive all benefits, bonuses, stock options and stock appreciation rights for the remaining Term. Further, to the extent the aforesaid payments result in any excise tax liability under the Internal Revenue Code of 1986, the Company is obligated to make an additional payment to Mr. Jimirro equal to the amount of such excise taxes plus any income or other payroll taxes resulting from such excise tax payment. In addition, Mr. Jimirro, at his request, shall be engaged as a consultant to the Company for a term of five years at the annual rate of 50% of his salary at the time of termination.

Litigation - The Company, NLI and certain of their officers and directors became defendants in a lawsuit filed in March 1990 in the Supreme Court of the State of New York, County of Kings, alleging that the then proposed merger between the Company and NLI was financially unfair to the shareholders, among other things. In August 1991, a settlement was reached between the parties ("Settlement Agreement") whereby the Company would issue an additional 25,000 shares of its common stock to NLI shareholders plus issue up to 16,667 shares of its common stock to plaintiff's attorneys' for their fees and expenses. Subsequent to August 1991, to the Company's knowledge, the plaintiffs have not executed the Settlement Agreement or otherwise pursued their causes of action. The Company established a reserve of approximately $203,000 during the fiscal year ended July 31, 1992 for its obligations under the Settlement Agreement.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 13, 1999, Heathdale Productions, Inc. ("Heathdale") filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles alleging, among other things, breach of contract relating to a joint venture ("Joint Venture") formed to produce the film "National Lampoon's Animal House." The Company and Heathdale entered into a Mutual Release and Settlement Agreement ("Heathdale Agreement") as of June 30, 2000 pursuant to which approximately $1,027,000, representing all monies then held by the Joint Venture, was disbursed approximately $727,000 to the Company and $300,000 to Heathdale. The Company recorded an expense of approximately $23,000 during the fiscal year ended July 31, 2000 for its obligations under the Heathdale Agreement in excess of normally recurring expenses previously recorded relating to the Joint Venture. (SEE NOTE I - JOINT VENTURE).

Shareholder Rights Plan - On July 15, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). The Rights Plan is designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders a premium. In connection with such adoption, a dividend was declared of one preferred share purchase right ("Purchase Right") for each outstanding share of common stock outstanding on August 5, 1999. Subject to certain exceptions, each share of common stock issued by the Company subsequent to such date also carries a Purchase Right.

After the Purchase Rights become exercisable, each Purchase Right will initially entitle the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock ("Preferred Shares") at a price of $65.00 per 1/100th of a share until the close of business on July 15, 2009 or such earlier date as defined in the Plan. In the event any person or any of such person's affiliates or associates ("Acquiring Person") becomes the beneficial owner of 15% or more of the Company's outstanding common stock (with certain exceptions as set forth in the Plan), each shareholder, other than the Acquiring Person, shall thereafter, upon the terms and subject to the conditions set forth in the Rights Plan, have the right to receive upon exercise that number of shares of the Company's common stock having a market value of two times the then current exercise price of one Purchase Right. Subject to certain exceptions, the Purchase Rights are redeemable at a price of $0.001 per right at the approval of the Board of Directors.

The foregoing description is qualified in its entirety by reference to the terms of the Rights Plan that has been filed by the Company as an exhibit to its Form 8-K filed on July 16, 1999.

NOTE D - NOTE RECEIVABLE ON COMMON STOCK

On July 14, 1986, James P. Jimirro, the Company's Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note ("Note") for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2000 and 1999 was approximately $140,000 and $134,000, respectively.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - MAJOR CUSTOMERS

During the year ended July 31, 2000, the Company earned revenue from three significant customers of approximately $1,056,000 representing 27%, 24% and 20% of revenues, respectively. During the year ended July 31, 1999, the Company earned revenue from one significant customer of approximately $800,000 representing 59% of revenues. During the year ended July 31, 1998, the Company earned revenue from one significant customer of approximately $300,000 representing 25% of revenues.

NOTE F - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The Company periodically grants stock options to its employees and directors as financial incentives directly linked to increases in shareholder value. Such grants are subject to the Company's Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan ("1999 Plan"), as adopted by the Company's shareholders at its annual meeting on January 13, 2000. All stock options granted under prior stock option plans were converted to stock option grants under the 1999 Plan. A summary of stock options outstanding is as follows:

                                             Option            Weighted
                            Number of       Exercise           Average
                             Options       Price Range      Exercise Price
                            ---------      ------------     --------------
Balance, July 31, 1997       213,167        $1.68-$4.43      $       3.24

  Options granted             44,000        $1.68-$3.00      $       2.10
  Options canceled            (8,000)       $2.63-$3.19      $       3.09
  Options exercised               --                 --                --
                            --------       ------------      ------------
Balance, July 31, 1998       249,167        $1.68-$4.43      $       3.03

  Options granted             42,000        $1.53-$2.08      $       2.02
  Options canceled           (92,000)       $1.69-$3.57      $       3.04
  Options exercised          (17,000)       $1.69-$3.56      $       2.91
                            --------       ------------      ------------
Balance, July 31, 1999       182,167        $1.53-$4.43      $       2.82

  Options granted            145,832       $7.50-$17.50      $      13.10
  Options canceled           (27,000)      $8.00-$16.13      $      14.07
  Options exercised         (103,334)      $1.53-$11.63      $       2.62
                            --------       ------------      ------------
Balance, July 31, 2000       197,665       $1.69-$17.50      $       9.09
                            ========       ============      ============

Of the options outstanding at July 31, 2000, 1999 and 1998, 107,333, 149,833 and 214,000, respectively, were exercisable with weighted average exercise prices of $4.53, $2.99 and $3.18, respectively. The weighted average remaining life of the options outstanding at July 31, 2000 was 5.29 years.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS


NOTE F - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation," issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation expense based on the fair value of the options granted on their grant date as prescribed by SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

                                                              For the Fiscal Year Ended
                                                   --------------------------------------------
                                                   July 31, 2000  July 31, 1999   July 31, 1998
                                                   -------------  -------------   -------------
Net income/(loss) - as reported                      $826,416      $(1,298,888)      $120,940
Net income/(loss) - pro forma                        $341,421      $(1,333,059)      $ 83,992

Basic earnings/(loss) per share - as reported        $   0.64           $(1.07)      $   0.10
Basic earnings/(loss) per share - pro forma          $   0.27           $(1.10)      $   0.07

Diluted Earnings/(Loss) Per Share - as reported      $   0.62           $(1.07)      $   0.10
Diluted Earnings/(Loss) Per Share - pro forma        $   0.25           $(1.10)      $   0.07

The fair value of each option grant on its date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

                                               For the Fiscal Year Ended
                                     ----------------------------------------------
                                     July 31, 2000   July 31, 1999    July 31, 1998
                                     -------------   -------------    -------------
Expected dividend yield                  0.00%           0.00%            0.00%
Expected stock price volatility         89.14%          85.77%           79.84%
Risk free interest rate                  6.27%           4.95%            5.83%
Expected life of option (in years)       4.00            3.34             6.89

The weighted average fair value of the options granted during the fiscal years ended July 31, 2000, 1999 and 1998 was $8.75, $1.53 and $1.51, respectively.

The Company's Chairman, President and Chief Executive Officer has stock appreciation rights that entitle him to receive, upon demand, a cash payment equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. As of July 31, 2000 and 1999, the appreciation in these rights was approximately $569,000 and $1,717,000, respectively, and is reflected under stock appreciation rights payable in the accompanying consolidated balance sheets.

NOTE G - INCOME TAXES

The Company's provision for income taxes is as follows:

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS


NOTE G - INCOME TAXES (CONTINUED)

                                         For the Fiscal Year Ended
                             ---------------------------------------------------
                             July 31, 2000      July 31, 1999      July 31, 1998
                             -------------      -------------      -------------
Federal income taxes            $    0             $    0              $    0
State income taxes               1,500                  0               6,356
                                ------             ------              ------
Provision for income taxes      $1,500             $    0              $6,356
                                ======             ======              ======

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                   For the Fiscal Year Ended
                                    --------------------------------------------------
                                    July 31, 2000      July 31, 1999     July 31, 1998
                                    -------------      -------------     -------------
Statutory federal income tax rate       34%                 (34%)             34%
State income taxes                      --                   --                7%
Amortization of intangible assets       10%                   6%              64%
Other, primarily utilization of
  valuation allowances                 (44%)                 28%             (98%)
                                       ---                  ---              ---
Effective tax rate                       0%                   0%               7%
                                       ===                  ===              ===

The Company's effective tax rate is lower than the statutory rate due to the utilization of prior years operating losses not previously benefited.

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $1,735,000 (expiring between 2007 and 2015) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                             As of                As of
                                         July 31, 2000         July 31, 1999
                                         -------------         -------------
Net operating loss carryforwards              581,000               550,000
Accrued liabilities                           258,000               705,000
Royalty reserves                               17,000               108,000
                                          -----------           -----------
                                              856,000             1,363,000
Valuation allowance                          (856,000)           (1,363,000)
                                          -----------           -----------
Net deferred tax assets                   $         0           $         0
                                          ===========           ===========

Valuation allowances of $856,000 and $1,363,000 were recorded at July 31, 2000 and 1999, respectively, to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," during the fiscal year ended July 31, 1999 which changed the way the Company reports information about its operating segments. The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the "nationallampoon.com" website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments. Summarized financial information for the fiscal years ended July 31, 2000, 1999 and 1998 concerning the Company's segments is as follows:

                                               Trademark             Internet                Video                 Total
                                              -----------           -----------           -----------           -----------
Year Ended July 31, 2000
     Segment revenue                          $ 1,454,000           $    10,000           $    16,000           $ 1,480,000
     Segment operating income/(loss)              776,000              (955,000)               12,000              (167,000)
     Identifiable assets                                0                20,000                     0                20,000
     Capital expenditures                               0                12,000                     0                12,000
     Depreciation expense                               0                11,000                     0                11,000

Year Ended July 31, 1999
     Segment revenue                          $ 1,228,000           $         0           $    18,000           $ 1,246,000
     Segment operating income/(loss)              425,000              (324,000)                5,000               106,000
     Identifiable assets                                0                19,000                10,000                29,000
     Capital expenditures                               0                27,000                     0                27,000
     Depreciation expense                               0                 8,000                     0                 8,000

Year Ended July 31, 1998
     Segment revenue                          $   782,000           $         0           $     1,000           $   783,000
     Segment operating income/(loss)              (73,000)                    0                (5,000)              (78,000)
     Identifiable assets                                0                     0                14,000                14,000
     Capital expenditures                               0                     0                     0                     0
     Depreciation expense                               0                     0                     0                     0


A reconciliation of segment operating income/(loss) to net income/(loss) before income taxes for the fiscal years ended July 31, 2000, 1999 and 1998 is as follows:

                                                                    For the Fiscal Year Ended
                                                    ---------------------------------------------------------
                                                    July 31, 2000         July 31, 1999         July 31, 1998
                                                    -------------         -------------         -------------
Segment operating (loss)/income                         (167,000)          $   106,000             $ (78,000)
Amortization of intangible assets                       (240,000)             (240,000)             (240,000)
Stock appreciation rights benefit/(expense)            1,148,000            (1,700,000)               20,000
Other income                                                   0               436,000               340,000
Interest income                                           87,000                99,000                85,000
                                                     -----------           -----------           -----------
Net income/(loss) before income taxes                $   828,000           $(1,299,000)            $ 127,000
                                                     ===========           ===========           ===========

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - SEGMENT INFORMATION (CONTINUED)

A reconciliation of reportable segment assets to consolidated total assets as of July 31, 2000, 1999 and 1998 is as follows:

                                                          For the Fiscal Year Ended
                                            -----------------------------------------------------
                                            July 31, 2000       July 31, 1999       July 31, 1998
                                            -------------       -------------       -------------
Total assets for reportable segments          $   20,000          $   29,000          $   14,000
Goodwill not allocated to segments             3,176,000           3,416,000           3,656,000
Cash and cash equivalents                      1,884,000           1,858,000             879,000
Short-term investments                                 0                   0           1,352,000
Other unallocated amounts                         39,000              47,000              61,000
                                              ----------          ----------          ----------
Total assets                                  $5,119,000          $5,350,000          $5,962,000
                                              ==========          ==========          ==========

NOTE I - JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture ("Joint Venture") established in 1975 for the development and production of the film "National Lampoon's Animal House" ("Film"). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and an expense recorded corresponding to the minority partner's interest in the proceeds from the Joint Venture. The revenue received by the joint venture relating to the Film was approximately $322,000, $251,000 and $123,000 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

Bruce Vann, one of the Company's directors, is a partner of the law firm Kelly, Lytton, Mintz and Vann retained by the Company for various legal matters. Legal expenses of approximately $25,000, $13,000 and $7,000 were incurred with respect to work performed by Mr. Vann's firm for the Company during the fiscal years ended July 31, 2000, 1999 and 1998.

See Notes C, D and F to these consolidated financial statements for information concerning certain transactions between the Company and the Company's Chairman, President and Chief Executive Officer.

NOTE K - SUBSEQUENT EVENTS

In August 2000, the Company received a notice from Daniel Laikin, a Director and member of a group purporting to own approximately 22.7% of the Company's outstanding common stock seeking, among other things, a special meeting of the Company's shareholders. At this meeting, Mr. Laikin intended to nominate a slate of six directors with a view to replacing all of the Company's existing directors.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - SUBSEQUENT EVENTS (CONTINUED)

Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin have discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. As of October 24, 2000, no agreement to those ends has been reached.

In connection with Mr. Laikin's notice and the subsequent discussions with Mr. Laikin, the Company has retained various financial and legal advisers and, as of October 24, 2000, the Company has incurred expenses of approximately $514,000 (of which $150,000 is expected to be settled through the issuance of common stock) in connection with such advisers.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed herein, as of October 24, 2000, the Company is currently engaged in discussions with Mr. Laikin regarding his notice and related matters. Management cannot predict the outcome of these discussions at this time. However, if a change of control results as part of these discussions, the significant contingent amounts due an officer discussed in NOTE C - COMMITMENTS AND CONTINGENCIES could be triggered which would result in a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.