Form 10-Q
period 2000-10-31
J2 COMMUNICATIONS /CA/
filed 2000-12-14
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 2000     Commission File No. 0-15284



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

                             YES [X]   NO  [ ]


As of December 8, 2000 the registrant had 1,353,015 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               AS OF             AS OF
                                                           OCT. 31, 2000      JUL. 31, 2000
                                                           -------------      -------------
                                                            (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                               $ 1,494,036       $ 1,883,750
     Accounts receivable                                          64,337             6,580
     Prepaid expenses and other current assets                    22,980            22,214
                                                             -----------       -----------
         Total current assets                                  1,581,353         1,912,544

NON-CURRENT ASSETS
     Fixed assets, net of accumulated depreciation                18,741            19,816
     Intangible assets, net of accumulated amortization        3,116,154         3,176,154
     Other assets                                                 10,041            10,758
                                                             -----------       -----------
         Total non-current assets                              3,144,936         3,206,728
                                                             -----------       -----------
TOTAL ASSETS                                                 $ 4,726,289       $ 5,119,272
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $   581,212       $   291,567
     Accrued expenses                                            348,702           374,692
     Settlement payable                                          203,117           203,117
     Stock appreciation rights payable                         1,006,328           568,820
                                                             -----------       -----------
       TOTAL LIABILITIES                                       2,139,359         1,438,196
                                                             -----------       -----------

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value, 2,000,000 shares
         authorized, no shares issued and outstanding                  0                 0
     Common Stock, no par value, 15,000,000 shares
         authorized, 1,353,015 and 1,337,046 shares
         issued, respectively                                  9,178,563         9,024,778
     Less: Note receivable on common stock                      (139,940)         (139,940)
     Less: Treasury stock, at cost, 1,166 shares                  (1,603)           (1,603)
     Deficit                                                  (6,450,090)       (5,202,159)
                                                             -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                              2,586,930         3,681,076
                                                             -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 4,726,289       $ 5,119,272
                                                             ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS
                                                           ENDED OCT. 31,
                                                    -----------------------------
                                                        2000             1999
                                                    -----------       -----------
REVENUES
    Trademark                                       $   132,473       $   317,469
    Video                                                 8,573             4,453
    Internet                                                 29                 0
                                                    -----------       -----------
       Total revenue                                    141,075           321,922

COSTS AND EXPENSES
    Costs related to trademark revenue                   11,298             4,628
    Costs related to video revenue                        2,815               878
    Costs related to internet revenue                    11,490           106,742
    Amortization of intangible assets                    60,000            60,000
    Selling, general & administrative expenses          890,078           221,687
    Stock appreciation rights expense                   437,508            21,875
                                                    -----------       -----------
        Total costs and expenses                      1,413,189           415,810
                                                    -----------       -----------
    OPERATING LOSS                                   (1,272,114)          (93,888)

OTHER INCOME/(EXPENSE)
    Interest income                                      24,183            16,484
    Minority interest in income of
      consolidated subsidiary                                 0           (81,874)
                                                    -----------       -----------
      Total other income/(expense)                       24,183           (65,390)
                                                    -----------       -----------
  LOSS BEFORE INCOME TAXES                           (1,247,931)         (159,278)

Provision for income taxes                                    0                 0
                                                    -----------       -----------
  NET LOSS                                          ($1,247,931)      ($  159,278)
                                                    ===========       ===========

  Net loss per share - basic                        ($     0.92)      ($     0.13)
                                                    ===========       ===========
  Weighted average number of common
    shares - basic                                    1,349,589         1,234,379
                                                    ===========       ===========

  Net loss per share - diluted                      ($     0.92)      ($     0.13)
                                                    ===========       ===========
  Weighted average number of common and
    common equivalent shares - diluted                1,349,589         1,234,379
                                                    ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                          ENDED OCTOBER 31,
                                                                    ------------------------------
                                                                       2000              1999
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         ($1,247,931)      ($  159,278)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                    63,430            62,082
        Stock appreciation rights expense                               437,508            21,875
        Minority interest in income of consolidated subsidiary                0            81,874
        Stock issued for services                                       149,144                 0
   Changes in assets and liabilities:
        (Increase)/decrease in accounts receivable                      (57,757)            6,643
        Increase in prepaid expenses and
            other current assets                                           (766)             (661)
        Decrease/(increase) in other assets                                 717              (240)
        Increase/(decrease) in accounts payable                         289,645           (88,671)
        Decrease in accrued expenses                                    (25,990)          (69,827)
                                                                    -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN OPERATING ACTIVITIES                                      (392,000)         (146,203)
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                              (2,355)                0
                                                                    -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                        (2,355)                0
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                              4,641             3,375
                                                                    -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     PROVIDED BY FINANCING ACTIVITIES                                     4,641             3,375
                                                                    -----------       -----------
NET DECREASE IN CASH AND
  AND CASH EQUIVALENTS                                                 (389,714)         (142,828)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                              1,883,750         1,857,941
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $ 1,494,036       $ 1,715,113
                                                                    ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2000 included in the J2 Communications ("Company" or "Registrant") annual report on Form 10-K for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2000, and the results of operations and cash flows for the three month periods ended October 31, 2000 and 1999 have been included.

The results of operations for the three month period ended October 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

Certain amounts for the three month period ended October 31, 1999 have been reclassified to conform to the presentation of the October 31, 2000 amounts.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in ITEM 2 - RECENT DEVELOPMENTS, as of December 14, 2000, the Company is currently engaged in discussions with Mr. Laikin regarding his notice and related matters. Management cannot predict the outcome of these discussions at this time. However, if a change of control results as part of these discussions, the significant contingent amounts due an officer discussed in ITEM 11 - EXECUTIVE COMPENSATION of the Company's annual report on Form 10-K for the year ended July 31, 2000 could be triggered which would result in a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - EARNINGS PER SHARE (CONTINUED)


                                                             FOR THE THREE MONTHS ENDED
                                                          ---------------------------------
                                                          OCT. 31, 2000       OCT. 31, 1999
                                                          -------------       -------------
Weighted Average Number of Common Shares Outstanding        1,349,589          1,234,379

Weighted Average Number of Common Shares Assuming
  Exercise of Dilutive Stock Options                                0                  0
                                                            ---------          ---------
Fully Diluted Weighted Average Number of Common Shares      1,349,589          1,234,379
                                                            =========          =========


Options to purchase 114,000 and 181,167 common shares are not included in the calculation of diluted earnings per share during the three months ended October 31, 2000 and 1999, respectively, because they are anti-dilutive.

NOTE C - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to Recent Developments and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and month periods ended October 31, 2000 and 1999 concerning the Company's segments is as follows:


                                          Trademark       Internet         Video          Total
                                          ---------      ---------       ---------      ----------
Three Months Ended October 31, 2000
     Segment revenue                      $ 132,000      $       0       $   9,000      $ 141,000
     Segment operating income/(loss)          3,000       (220,000)          6,000       (211,000)

Three Months Ended October 31, 1999
     Segment revenue                      $ 318,000      $       0       $   4,000      $ 322,000
     Segment operating income                75,000       (171,000)          3,000        (93,000)


A reconciliation of segment operating loss to net income before income taxes for the three month periods ended October 31, 2000 and 1999 is as follows:


                                              FOR THE THREE MONTHS ENDED
                                           ------------------------------------
                                           OCT. 31, 2000         OCT. 31, 1999
                                           -------------         --------------
Total segment operating loss                ($  211,000)          ($   93,000)
Amortization of intangible assets                60,000                60,000
Stock appreciation rights expense               438,000                22,000
Interest income                                 (24,000)              (16,000)
Corporate expenses incurred related to
   Recent Developments                          563,000                     0
                                            -----------           -----------
Net loss before income taxes                ($1,248,000)          ($  159,000)
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

     Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin have discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. As of December 14, 2000, no agreement to those ends has been reached.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 2000 VS. THE THREE MONTHS ENDED OCTOBER 31, 1999

     For the quarter ended October 31, 2000 trademark revenues were approximately $132,000 as compared to approximately $317,000 for the quarter ended October 31, 1999. The decrease in trademark revenues of approximately 58% resulted primarily from decreased revenue from the film "National Lampoon's Animal House" that was partially offset by increased revenue from the film "National Lampoon's The Don's Analyst."

     Costs related to trademark revenue for the quarter ended October 31, 2000 increased to approximately $11,000 primarily due to third party royalties associated with certain trademark revenues. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) were approximately $11,000 during the quarter ended October 31, 2000. These costs include website development and maintenance, content creation and third party hosting of the website. Costs related to internet operations during the same period last year were approximately $107,000 reflecting various start-up costs associated with the launch of the Company's website in October 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended October 31, 2000 and 1999.

     Selling, general and administrative costs increased to approximately $890,000 during the quarter ended October 31, 2000 versus approximately $222,000 during the same period last year. This increase resulted primarily from approximately $563,000 of expenses incurred by the Company relating to Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments" plus increased salaries and related expenses associated with the Company's internet operations.

     During the quarter ended October 31, 2000, the Company recorded an expense of approximately $438,000 related to stock appreciation rights ("SARs") granted to the Company's chief executive officer. This expense resulted from an increase in the Company's stock price during the quarter that increased the amount payable by the Company to the chief executive officer if he were to exercise the outstanding SARs.

     Interest income during the quarter ended October 31, 2000 increased to approximately $24,000 versus approximately $16,000 during the quarter ended October 31, 1999. This increase resulted from an increase in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended October 31, 2000, the Company had a net loss of approximately $1,248,000, or $0.92 per share, versus a net loss of approximately $159,000, or $0.13 per share, for the three months ended October 31, 1999. This increased net loss resulted primarily from (i) the decrease in revenues of approximately 56%, (ii) the expense of approximately $438,000 recorded by the Company relating to outstanding SARs and (iii) the expenses of approximately $563,000 incurred by the Company relating to Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments." During the quarters ended October 31, 2000 and 1999, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of working capital during the quarter ended October 31, 2000 was trademark and related income. The Company's management believes that its existing cash resources will be sufficient to fund its ongoing operations for at least the next twelve months. However, unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

     In addition, in August 2000, the Company received a notice from Daniel Laikin, a Director and member of a group purporting to own approximately 22.7% of the Company's outstanding common stock seeking, among other things, a special meeting of the Company's shareholders. At this meeting, Mr. Laikin intended to nominate a slate of six directors with a view to replace all of the Company's existing directors.

     Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin have discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. As of December 14, 2000, no agreement with respect to these issues has been reached.

     If a change of control results as part of these discussions, significant contingent amounts due an officer of the Company as discussed in ITEM 11. - EXECUTIVE COMPENSATION of the Company's annual report on Form 10-K for the year ended July 31, 2000 could be triggered which would result in a net capital deficiency and the need for the Company to obtain additional capital. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

     For the three months ended October 31, 2000, the Company's net cash flow used in its operating activities was approximately $392,000, a decrease of approximately $246,000 versus approximately $146,000 of net cash flow used in operating activities during the three months ended October 31, 1999. This decrease results primarily from decreased trademark licensing income and increased general and administrative expenses incurred during the quarter ended October 31, 2000. At October 31, 2000, the Company had cash and cash equivalents of approximately $1,494,000 as compared to approximately $1,884,000 at July 31, 2000.

FUTURE COMMITMENTS

     The Company does not have any material future commitments for capital expenditures. However, the Company has and will continue to use its working capital to fund its internet operations, although the Company has taken steps to reduce the amount of expenditures related to these operations. From inception, Internet operations have generated approximately $10,000 of revenue and resulted in significant segment operating losses. Due to substantial competition among companies with internet-based business strategies and the developing economics of the internet in general, it is uncertain when, and if, the Company will be able to generate revenues from its Internet operations sufficient to offset the significant costs incurred to date and the ongoing costs that the Company expects to incur in the future to support its Internet operations.

     In connection with Mr. Laikin's notice and the subsequent discussions with Mr. Laikin as discussed in LIQUIDITY AND CAPITAL RESOURCES, the Company has retained various financial and legal advisers and, as of October 31, 2000, the Company has incurred expenses of approximately $563,000 (of which $150,000 was settled through the issuance of common stock) in connection with such advisers.

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

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

        3.1     Restated Articles of Incorporation of Registrant. (1)

        3.2 Certificate of Amendment of Restated Articles of Incorporation filed April 27, 1989. (2)

        3.3 Certificate of Amendment of Restated Articles of Incorporation filed July 14, 1993. (2)

        3.4 Certificate of Amendment of Restated Articles of Incorporation filed October 29, 1998. (3)

        3.5     Bylaws of Registrant. (1)

        3.6     Amendment to Bylaws of Registrant dated July 15, 1999. (4)

        3.7     Amendment to Bylaws of Registrant dated August 18, 2000. (5)

        27      Financial Data Schedule. (6)

        ---------------
        (1) Incorporated by reference to Form S-1 filed on July 28, 1986 as amended September 22, 1986 and October 2, 1986.
        (2) Incorporated by reference to Form 10-K filed for the fiscal year ended July 31, 2000.
        (3) Incorporated by reference to Form 10-K filed for the fiscal year ended July 31, 1998.
        (4)     Incorporated by reference to Form 8-K filed July 16, 1999.
        (5)     Incorporated by reference to Form 8-K filed August 22, 2000.
        (6) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(B) FORMS 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 14, 2000                    J2 COMMUNICATIONS


                                            By: /s/ Christopher M. Trunkey
                                                -------------------------
                                                Christopher M. Trunkey,
                                                Chief Financial Officer