Form 10-Q
period 2001-01-31
J2 COMMUNICATIONS /CA/
filed 2001-03-14
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 2001      Commission File No. 0-15284



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

                                YES [X]   NO[ ]


As of March 9, 2001 the registrant had 1,358,682 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                AS OF             AS OF
                                                            JAN. 31, 2001     JUL. 31, 2000
                                                            -------------     -------------
                                                            (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                               $   847,557       $ 1,883,750
     Accounts receivable                                               0             6,580
     Prepaid expenses and other current assets                    23,124            22,214
                                                             -----------       -----------
         Total current assets                                    870,681         1,912,544

NON-CURRENT ASSETS
     Fixed assets, net of accumulated depreciation                15,311            19,816
     Intangible assets, net of accumulated amortization        3,056,154         3,176,154
     Other assets                                                 11,938            10,758
                                                             -----------       -----------
         Total non-current assets                              3,083,403         3,206,728
                                                             -----------       -----------
TOTAL ASSETS                                                 $ 3,954,084       $ 5,119,272
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $   327,767       $   291,567
     Accrued expenses                                            439,429           374,692
     Settlement payable                                          203,117           203,117
     Stock appreciation rights payable                           723,823           568,820
                                                             -----------       -----------
       TOTAL LIABILITIES                                       1,694,136         1,438,196
                                                             -----------       -----------

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value, 2,000,000 shares
         authorized, no shares issued and outstanding                  0                 0
     Common Stock, no par value, 15,000,000 shares
         authorized, 1,354,015 and 1,337,046 shares
         issued, respectively                                  9,181,188         9,024,778
     Less: Note receivable on common stock                      (141,360)         (139,940)
     Less: Treasury stock, at cost, 1,166 shares                  (1,603)           (1,603)
     Deficit                                                  (6,778,277)       (5,202,159)
                                                             -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                              2,259,948         3,681,076
                                                             -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,954,084       $ 5,119,272
                                                             ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS                         SIX MONTHS
                                                           ENDED JAN. 31,                       ENDED JAN. 31,
                                                    -----------------------------       -----------------------------
                                                       2001              2000               2001             2000
                                                    -----------       -----------       -----------       -----------
REVENUE
   Trademark                                        $    15,456       $   221,893       $   147,929       $   539,307
   Video                                                  2,821             2,748            11,394             7,256
   Internet                                               4,794                 0             4,823                 0
                                                    -----------       -----------       -----------       -----------
     Total revenue                                       23,071           224,641           164,146           546,563

COSTS AND EXPENSES
   Costs related to trademark revenue                       401             7,048            11,699            11,676
   Costs related to video revenue                           120               927             2,935             1,805
   Costs related to internet revenue                      7,883            85,950            19,373           192,692
   Amortization of intangible assets                     60,000            60,000           120,000           120,000
   Selling, general & administrative expenses           476,052           346,653         1,366,130           568,340
   Stock appreciation rights (benefit)/expense         (177,086)         (605,220)          260,422          (583,345)
                                                    -----------       -----------       -----------       -----------
     Total costs and expenses                           367,370          (104,642)        1,780,559           311,168
                                                    -----------       -----------       -----------       -----------
     OPERATING (LOSS)/INCOME                           (344,299)          329,283        (1,616,413)          235,395

OTHER INCOME/(EXPENSE)
   Interest income                                       17,712            18,808            41,895            37,808
   Minority interest in income of
      consolidated subsidiary                                 0            (2,701)                0           (84,575)
                                                    -----------       -----------       -----------       -----------
     Total other income/(expense)                        17,712            16,107            41,895           (46,767)
                                                    -----------       -----------       -----------       -----------
     (LOSS)/INCOME BEFORE INCOME TAXES                 (326,587)          345,390        (1,574,518)          188,628

  Provision for state income taxes                        1,600             1,500             1,600             1,500
                                                    -----------       -----------       -----------       -----------
     NET (LOSS)/INCOME                              $  (328,187)      $   343,890       $(1,576,118)      $   187,128
                                                    ===========       ===========       ===========       ===========

  Net (loss)/income per share - basic               $     (0.24)      $      0.27       $     (1.17)      $      0.15
                                                    ===========       ===========       ===========       ===========
  Weighted average number of common
    shares - basic                                    1,353,102         1,281,965         1,351,346         1,258,067
                                                    ===========       ===========       ===========       ===========

  Net (loss)/income per share - diluted             $     (0.24)      $      0.25       $     (1.17)      $      0.14
                                                    ===========       ===========       ===========       ===========
  Weighted average number of common and
    common equivalent shares - diluted                1,353,102         1,364,841         1,351,346         1,375,144
                                                    ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS
                                                                          ENDED JANUARY 31,
                                                                    -----------------------------
                                                                        2001              2000
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                                $(1,576,118)      $   187,128
   Adjustments to reconcile net loss/(income)
     to net cash used in operating activities:
        Depreciation and amortization                                   126,860           124,537
        Stock appreciation rights expense/(benefit)                     260,422          (583,345)
        Minority interest in income of consolidated subsidiary                0            84,575
        Stock issued for services                                       149,144                 0
        Other                                                            (1,420)           (2,880)
   Changes in assets and liabilities:
        Decrease in accounts receivable                                   6,580             8,643
        Decrease in inventory                                                 0             9,642
        (Increase)/decrease in prepaid expenses and
            other current assets                                           (910)            5,097
        Increase in other assets                                         (1,180)          (34,436)
        Increase in accounts payable                                     36,200            41,371
        Increase/(decrease) in accrued expenses                          64,737           (84,606)
        Decrease in income taxes payable                                      0           (25,378)
                                                                    -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN OPERATING ACTIVITIES                                      (935,685)         (269,652)
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                              (2,355)           (7,439)
                                                                    -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                        (2,355)           (7,439)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                              7,266           167,536
   Cash paid on exercise of stock appreciation rights                  (105,419)                0
                                                                    -----------       -----------
   NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY FINANCING ACTIVITIES                                   (98,153)          167,536
                                                                    -----------       -----------
NET DECREASE IN CASH AND
  AND CASH EQUIVALENTS                                               (1,036,193)         (109,555)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                              1,883,750         1,857,941
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $   847,557       $ 1,748,386
                                                                    ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2000 included in the J2 Communications ("Company" or "Registrant") annual report on Form 10-K for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2001, and the results of operations and cash flows for the three and six month periods ended January 31, 2001 and 2000 have been included.

The results of operations for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

Certain amounts for the three and six month periods ended January 31, 2000 have been reclassified to conform to the presentation of the January 31, 2001 amounts.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in ITEM 2 - LIQUIDITY AND CAPITAL RESOURCES, the Company's management believes that its existing cash resources will be sufficient to fund its current operations at least through July 31, 2001. If the transactions discussed in ITEM 2 - RECENT DEVELOPMENTS are not consummated the Company will need to immediately obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. In the event the transactions discussed in ITEM 2 - RECENT DEVELOPMENTS are consummated, the Company's new management will need to evaluate the Company's liquidity and capital resources in relation to their intended plans for the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report by Arthur Andersen LLP on our financial statements for the fiscal year ended July 31, 2000 contains an explanatory paragraph indicating that the resolution of the contingencies discussed in ITEM 2 - RECENT DEVELOPMENTS could trigger substantial contingent payments due an officer of the Company which raises substantial doubt about the ability of the Company to continue as a going concern. This going concern qualification may adversely affect the Company's perception by prospective customers and suppliers.

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

                                                                   FOR THE THREE MONTHS ENDED
                                                                JAN. 31, 2001       JAN. 31, 2000
                                                                -------------       -------------
Weighted average number of common shares outstanding              1,353,102           1,281,965

Weighted average number of common shares assuming
   exercise of dilutive stock options                                     0              82,876
                                                                  ---------           ---------
Fully diluted weighted average number of common shares            1,353,102           1,364,841
                                                                  =========           =========


                                                                    FOR THE SIX MONTHS ENDED
                                                                JAN. 31, 2001       JAN. 31, 2000
                                                                -------------       -------------
Weighted average number of common shares outstanding              1,351,346           1,258,067

Weighted average number of common shares assuming
   exercise of dilutive stock options                                     0             117,077
                                                                  ---------           ---------
Fully diluted weighted average number of common shares            1,351,346           1,375,144
                                                                  =========           =========

Options to purchase 114,000 and 127,667 common shares are not included in the calculation of diluted earnings per share for the three and six month periods ended January 31, 2001, respectively, because they are anti-dilutive.

NOTE C - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to Recent Developments and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and six month periods ended January 31, 2001 and 2000 concerning the Company's segments is as follows:

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - SEGMENT INFORMATION (CONTINUED)

                                          Trademark        Internet         Video          Total
                                          ---------       ---------       ---------      ---------
Three Months Ended January 31, 2001
     Segment revenue                      $  15,000       $   5,000       $   3,000      $  23,000
     Segment operating income/(loss)       (110,000)       (210,000)          3,000       (317,000)

Three Months Ended January 31, 2000
     Segment revenue                      $ 222,000       $       0       $   3,000      $ 225,000
     Segment operating income                67,000        (288,000)          2,000       (219,000)

Six Months Ended January 31, 2001
     Segment revenue                      $ 148,000       $   5,000       $  11,000      $ 164,000
     Segment operating income/(loss)       (107,000)       (429,000)          8,000       (528,000)

Six Months Ended January 31, 2000
     Segment revenue                      $ 539,000       $       0       $   7,000      $ 546,000
     Segment operating income/(loss)        205,000        (522,000)          5,000       (312,000)

A reconciliation of segment operating loss to net income before income taxes for the three and six month periods ended January 31, 2001 and 2000 is as follows:

                                                  FOR THE THREE MONTHS ENDED
                                                JAN. 31, 2001   JAN. 31, 2000
                                                -------------   -------------
Total segment operating loss                      $(317,000)      $(219,000)
Amortization of intangible assets                    60,000          60,000
Stock appreciation rights benefit                  (177,000)       (605,000)
Interest income                                     (18,000)        (19,000)
Corporate expenses incurred related to
    Recent Developments                             145,000               0
                                                  ---------       ---------
Net (loss)/income before income taxes             $(327,000)      $ 345,000
                                                  =========       =========

                                                   FOR THE SIX MONTHS ENDED
                                                JAN. 31, 2001     JAN. 31, 2000
                                                -------------     -------------
Total segment operating loss                     $  (528,000)      $  (312,000)
Amortization of intangible assets                    120,000           120,000
Stock appreciation rights expense/(benefit)          260,000          (583,000)
Interest income                                      (42,000)          (38,000)
Corporate expenses incurred related to
     Recent Developments                             709,000                 0
                                                 -----------       -----------
Net (loss)/income before income taxes            $(1,575,000)      $   189,000
                                                 ===========       ===========

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUBSEQUENT EVENTS

On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Daniel Laikin and Paul Skjodt entered into an agreement (the "Letter Agreement") pursuant to which Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (the "Laikin Skjodt Group") will purchase all of the interests of Mr. Jimirro in the Company (including common stock at $15.00 per share, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company will pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin Skjodt Group will purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro. The Laikin Skjodt Group may also acquire, at their option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share.

In addition, at the closing of the transactions, Mr. Jimirro will resign his officer and director positions with the Company and enter into a long-term consulting and non-compete agreement with the Company providing for aggregate payments to Mr. Jimirro over time of approximately $3.8 million plus fringe benefits expected to cost approximately $360,000. At the closing of the transactions, Mr. Jimirro will also receive options to purchase up to 250,000 shares of the Company's common stock vesting over four years at a price equal to the average market price of such common stock during the five days immediately preceding the closing date of the transactions. The Company's obligations under the consulting and non-compete agreement will be secured by a lien on its assets.

If the transactions are consummated, the Company will be required to record an expense related to the transfer of options from Mr. Jimirro to the Laikin Skjodt Group and the difference between the purchase price and the fair market value of the common stock and stock options sold by Mr. Jimirro. The exact amount of this charge cannot be determined until consummation of the transactions and is dependent upon the market price of the Company's common stock on the closing date. If the market price for the Company's common stock on the closing date of the transactions is between $10.00 and $15.00, this charge is estimated to be between $2.0 million and $400,000, respectively. The Company also estimates that it will record expenses on closing of the transactions related to Mr. Jimirro's Deferred Compensation and the consulting and non-compete agreement in the aggregate amount of approximately $6.2 million.

The Letter Agreement also provides for a tender offer by Messrs. Laikin and Skjodt for all the remaining outstanding shares of the Company's common stock at a price of $15.00 per share no later than the first anniversary of the closing of the transactions if the Company's common stock does not trade at or above $15.00 per share for any twenty (20) days during any period of thirty (30) consecutive trading days during the 365 days following the consummation of the transactions.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUBSEQUENT EVENTS (CONTINUED)

Completion of the transaction, which has been approved by the Company's board of directors, is subject to due diligence and financing contingencies, shareholder approval and customary closing conditions and regulatory approvals. The transaction is expected to close in the second calendar quarter of 2001. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock have agreed to vote in favor of the transaction if it is submitted to the Company's shareholders.

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

         Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Daniel Laikin and Paul Skjodt entered into an agreement (the "Letter Agreement") pursuant to which Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (the "Laikin Skjodt Group") will purchase all of the interests of Mr. Jimirro in the Company (including common stock at $15.00 per share, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company will pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin Skjodt Group will purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro. The Laikin Skjodt Group may also acquire, at their option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share.

         In addition, at the closing of the transactions, Mr. Jimirro will resign his officer and director positions with the Company and enter into a long-term consulting and non-compete agreement with the Company providing for aggregate payments to Mr. Jimirro over time of approximately $3.8 million plus fringe benefits expected to cost approximately $360,000. At the closing of the transactions, Mr. Jimirro will also receive options to purchase up to 250,000 shares of the Company's common stock vesting over four years at a price equal to the average market price of such common stock during the five days immediately preceding the closing date of the transactions. The Company's obligations under the consulting and non-compete agreement will be secured by a lien on its assets.

         Messrs. Laikin and Skjodt have agreed to a standstill agreement effective during the period prior to the closing of the transactions, which in general precludes them from purchasing or selling the Company's securities or exerting influence over the Company's governance, by solicitation of proxies or otherwise, and have agreed to the same standstill agreement in the event that the closing does not occur. However, the Company has consented to a waiver of the standstill commitment in order to allow Messrs. Laikin and Skjodt to purchase up to 67,700 shares of the Company's common stock on the open market.

         The Letter Agreement also provides for a tender offer by Messrs. Laikin and Skjodt for all the remaining outstanding shares of the Company's common stock at a price of $15.00 per share no later than the first anniversary of the closing of the transactions if the Company's common stock does not trade at or above $15.00 per share for any twenty (20) days during any period of thirty (30) consecutive trading days during the 365 days following the consummation of the transactions.

         The Letter Agreement resolves the proxy solicitation commenced by Mr. Laikin in August 2000.

         Completion of the transaction, which has been approved by the Company's board of directors, is subject to due diligence and financing contingencies, shareholder approval and customary closing conditions and regulatory approvals. The transaction is expected to close in the second calendar quarter of 2001. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock have agreed to vote in favor of the transaction if it is submitted to the Company's shareholders.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JANUARY 31, 2001 VS. THE THREE MONTHS ENDED JANUARY 31, 2000

         For the three months ended January 31, 2001 trademark revenues were approximately $15,000 as compared to approximately $222,000 for the quarter ended January 31, 2000. The decrease in trademark revenues of approximately 93% resulted primarily from decreased revenue from the film "National Lampoon's Loaded Weapon."

         Costs related to trademark revenue during the quarter ended January 31, 2001 decreased by approximately $7,000 primarily due to the significant decrease in revenues during the quarter ended January 31, 2001 versus the quarter ended January 31, 2000. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) decreased to approximately $8,000 during the quarter ended January 31, 2001. These costs include website development and maintenance, content creation and third party hosting of the website. Costs related to internet operations during the same period last year were approximately $86,000 reflecting various start-up costs associated with the launch of the Company's website in October 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended January 31, 2001 and 2000.

         Selling, general and administrative costs increased to approximately $476,000 during the quarter ended January 31, 2001 versus approximately $347,000 during the same period last year. This increase of approximately $129,000 resulted primarily from expenses incurred by the Company relating to Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments."

         During the quarter ended January 31, 2001, the Company recorded a benefit of approximately $177,000 related to stock appreciation rights ("SARs") granted to the Company's chief executive officer. This benefit resulted from a decrease in the Company's stock price during the quarter that decreased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. During the quarter ended January 31, 2000, the Company recorded a benefit of approximately $605,000 related to such SARs.

         Interest income during the quarter ended January 31, 2001 decreased to approximately $18,000 versus approximately $19,000 during the quarter ended January 31, 2000. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

         For the three months ended January 31, 2001, the Company had a net loss of approximately $328,000, or $0.24 per share, versus net income of approximately $344,000, or $0.27 per share, for the three months ended January 31, 2000. This decrease in net income resulted primarily from (i) the decrease in revenues of approximately $202,000, (ii) the decreased benefit recorded by the Company relating to outstanding SARs and (iii) the expenses incurred by the Company relating to Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments." During the quarters ended January 31, 2001 and 2000, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

THE SIX MONTHS ENDED JANUARY 31, 2001 VS. THE SIX MONTHS ENDED JANUARY 31, 2000

         For the six months ended January 31, 2001 trademark revenues were approximately $148,000 as compared to approximately $539,000 for the quarter ended January 31, 2001. The decrease in trademark revenues of approximately 73% resulted primarily from decreased revenue from the films "National Lampoon's Animal House" and "National Lampoon's Loaded Weapon."

         Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) decreased to approximately $19,000 during the six months ended January 31, 2001. These costs include website development and maintenance, content creation and third party hosting of the website. Costs related to internet operations during the same period last year were approximately $193,000 reflecting various start-up costs associated with the launch of the Company's website in October 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $120,000 during each of the six months periods ended January 31, 2001 and 2000.

         Selling, general and administrative costs increased to approximately $1,366,000 during the six months ended January 31, 2001 versus approximately $568,000 during the same period last year. This increase resulted primarily from expenses incurred by the Company of approximately $709,000 to retain various legal and financial advisers in connection with Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments."

         During the six months ended January 31, 2001, the Company recorded an expense of approximately $260,000 related to stock appreciation rights ("SARs") granted to the Company's chief executive officer. This expense resulted from an increase in the Company's stock price during the six months ended January 31, 2001 that increased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. During the six months ended January 31, 2000, the Company recorded a benefit of approximately $583,000 related to such SARs due to a decrease in the Company's stock price as compared to the prior year.

         Interest income during the six months ended January 31, 2001 increased slightly to approximately $42,000 versus approximately $38,000 during the six months ended January 31, 2000. This increase resulted from an increase in cash and cash equivalents held during the six months ended January 31, 2001 versus the same period last year.

         For the six months ended January 31, 2001, the Company had a net loss of approximately $1,576,000, or $1.17 per share, versus net income of approximately $187,000, or $0.15 per share, for the six months ended January 31, 2000. This decrease in net income resulted primarily from (i) a decrease in revenues of approximately $382,000, (ii) the expense recorded by the Company during the six months ended January 31, 2001 relating to outstanding SARs versus a benefit recorded during the same period last year and (iii) the expenses incurred by the Company in response to Mr. Laikin's notice and subsequent negotiations as discussed in "Recent Developments." During the six month periods ended January 31, 2001 and 2000, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital during the six months ended January 31, 2001 were trademark and related income and cash reserves. The Company's management believes that its existing cash resources will be sufficient to fund its current operations at least through July 31, 2001. If the transactions discussed in Recent Developments are not consummated the Company will need to immediately obtain third-party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all.

         In the event the transactions discussed in Recent Developments are consummated, the Company's new management will need to evaluate the Company's liquidity and capital resources in relation to their intended plans for the Company. Substantially all of the proceeds from the sale of the 227,273 common shares which the Laikin Skjodt Group are obligated to purchase if the transactions discussed in Recent Developments are consummated will be used to satisfy the Deferred Compensation due to Mr. Jimirro. However, the Letter Agreement does allow the Laikin Skjodt Group, at the closing, to purchase up to an additional 300,000 common shares directly from the Company at a purchase price of $11.00 per share. If the Laikin Skjodt Group does not purchase these shares, the Company will need to immediately obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all.

         For the six months ended January 31, 2001, the Company's net cash flow used in its operating activities was approximately $1,041,000, a decrease of approximately $771,000 versus approximately $270,000 of net cash flow used in operating activities during the six months ended January 31, 2000. This decrease results primarily from decreased trademark licensing income and increased general and administrative expenses incurred during the six months ended January 31, 2001 including approximately $709,000 of expenses to retain various legal and financial advisers in response to Mr. Laikin's notice and subsequent negotiations as discussed in "Recent Developments." At January 31, 2001, the Company had cash and cash equivalents of approximately $848,000 as compared to approximately $1,884,000 at July 31, 2000.

FUTURE COMMITMENTS

         The Company does not currently have any material future commitments for capital expenditures. However, in the event the transactions discussed in Recent Developments are consummated, the Company will be required to make significant payments to Mr. Jimirro and the intended plans for the Company of the Company's new management may include material future commitments for capital expenditures.

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

ITEM 5 - OTHER INFORMATION

CHANGE IN CONTROL

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

         Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Daniel Laikin and Paul Skjodt entered into an agreement (the "Letter Agreement") pursuant to which Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (the "Laikin Skjodt Group") will purchase all of the interests of Mr. Jimirro in the Company (including common stock at $15.00 per share, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company will pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin Skjodt Group will purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro. The Laikin Skjodt Group may also acquire, at their option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share.

         In addition, at the closing of the transactions, Mr. Jimirro will resign his officer and director positions with the Company and enter into a long-term consulting and non-compete agreement with the Company providing for aggregate payments to Mr. Jimirro over time of approximately $3.8 million plus fringe benefits expected to cost approximately $360,000. At the closing of the transactions, Mr. Jimirro will also receive options to purchase up to 250,000 shares of the Company's common stock vesting over four years at a price equal to the average market price of such common stock during the five days immediately preceding the closing date of the transactions. The Company's obligations under the consulting and non-compete agreement will be secured by a lien on its assets.

         Messrs. Laikin and Skjodt have agreed to a standstill agreement effective during the period prior to the closing of the transactions, which in general precludes them from purchasing or selling the Company's securities or exerting influence over the Company's governance, by solicitation of proxies or otherwise, and have agreed to the same standstill agreement in the event that the closing does not occur. However, the Company has consented to a waiver of the standstill commitment in order to allow Messrs. Laikin and Skjodt to purchase up to 67,700 shares of the Company's common stock on the open market.

         The Letter Agreement also provides for a tender offer by Messrs. Laikin and Skjodt for all the remaining outstanding shares of the Company's common stock at a price of $15.00 per share no later than the first anniversary of the closing of the transactions if the Company's common stock does not trade at or above $15.00 per share for any twenty (20) days during any period of thirty (30) consecutive trading days during the 365 days following the consummation of the transactions.

         Completion of the transaction, which has been approved by the Company's board of directors, is subject to due diligence and financing contingencies, shareholder approval and customary closing conditions and regulatory approvals. The transaction is expected to close in the second calendar quarter of 2001. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock have agreed to vote in favor of the transaction if it is submitted to the Company's shareholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)
     --------

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

     3.4 Certificate of Amendment of Restated Articles of Incorporation filed October 29, 1998. (3)

     3.5  Bylaws of Registrant. (1)

     3.6  Amendment to Bylaws of Registrant dated July 15, 1999. (4)

     3.7  Amendment to Bylaws of Registrant dated August 18, 2000. (5)

     10.1 Letter Agreement between Registrant, James P. Jimirro, and Daniel Laikin and Paul Skjodt dated March 5, 2001. (6)

     10.2 Letter of Consent from Registrant to Daniel Laikin and Paul Skjodt dated March 5, 2001. (6)

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



Date:  March 9, 2001                        J2 COMMUNICATIONS


                                            By: /s/Christopher M. Trunkey
                                                -------------------------
                                                Christopher M. Trunkey,
                                                Chief Financial Officer