Form 10-Q
period 2001-04-30
J2 COMMUNICATIONS /CA/
filed 2001-06-14
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended April 30, 2001       Commission File No. 0-15284



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


                                YES [X]  NO [ ]


As of June 12, 2001 the registrant had 1,369,094 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                   AS OF             AS OF
                                                               APR. 30, 2001      JUL. 31, 2000
                                                              --------------      -------------
                                                                 (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                 $   456,231         $ 1,883,750
     Accounts receivable                                             8,125               6,580
     Prepaid expenses and other current assets                      24,499              22,214
                                                               -----------         -----------
         Total current assets                                      488,855           1,912,544

NON-CURRENT ASSETS
     Fixed assets, net of accumulated depreciation                  11,881              19,816
     Intangible assets, net of accumulated amortization          2,996,154           3,176,154
     Other assets                                                    8,574              10,758
                                                               -----------         -----------
         Total non-current assets                                3,016,609           3,206,728
                                                               -----------         -----------
TOTAL ASSETS                                                   $ 3,505,464         $ 5,119,272
                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $   516,125         $   291,567
     Accrued expenses                                              376,572             374,692
     Settlement payable                                            203,117             203,117
     Stock appreciation rights payable                             983,931             568,820
                                                               -----------         -----------
       TOTAL LIABILITIES                                         2,079,745           1,438,196
                                                               -----------         -----------

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value, 2,000,000 shares
         authorized, no shares issued and outstanding                    0                   0
     Common Stock, no par value, 15,000,000 shares
         authorized, 1,369,260 and 1,337,046 shares
         issued, respectively                                    9,313,183           9,024,778
     Less: Note receivable on common stock                        (142,800)           (139,940)
     Less: Treasury stock, at cost, 1,166 shares                    (1,603)             (1,603)
     Deficit                                                    (7,743,061)         (5,202,159)
                                                               -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                1,425,719           3,681,076
                                                               -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 3,505,464         $ 5,119,272
                                                               ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS                           NINE MONTHS
                                                               ENDED APR. 30,                         ENDED APR. 30,
                                                      -------------------------------         -------------------------------
                                                          2001                2000               2001                2000
                                                      -----------         -----------         -----------         -----------
REVENUE
   Trademark                                          $   122,381         $   405,332         $   270,310         $   944,639
   Video                                                    9,871               4,154              21,265              11,410
   Internet                                                 1,452               9,789               6,275               9,789
                                                      -----------         -----------         -----------         -----------
     Total revenue                                        133,704             419,275             297,850             965,838
                                                      -----------         -----------         -----------         -----------

COSTS AND EXPENSES
   Costs related to trademark revenue                      10,409              40,084              22,108              51,760
   Costs related to video revenue                           1,078               1,500               4,013               3,305
   Costs related to internet revenue                        9,166              92,547              28,539             285,239
   Amortization of intangible assets                       60,000              60,000             180,000             180,000
   Selling, general & administrative expenses             765,918             267,203           2,132,048             835,543
   Stock appreciation rights expense/(benefit)            260,108            (583,345)            520,530          (1,166,690)
                                                      -----------         -----------         -----------         -----------
     Total costs and expenses                           1,106,679            (122,011)          2,887,238             189,157
                                                      -----------         -----------         -----------         -----------
     OPERATING (LOSS)/INCOME                             (972,975)            541,286          (2,589,388)            776,681

OTHER INCOME/(EXPENSE)
   Interest income                                          8,191              23,233              50,086              61,041
   Minority interest in income of
      consolidated subsidiary                                   0              (3,230)                  0             (87,805)
                                                      -----------         -----------         -----------         -----------
     Total other income/(expense)                           8,191              20,003              50,086             (26,764)
                                                      -----------         -----------         -----------         -----------
     (LOSS)/INCOME BEFORE INCOME TAXES                   (964,784)            561,289          (2,539,302)            749,917

  Provision for state income taxes                              0                   0               1,600               1,500
                                                      -----------         -----------         -----------         -----------
     NET (LOSS)/INCOME                                $  (964,784)        $   561,289         $(2,540,902)        $   748,417
                                                      ===========         ===========         ===========         ===========

  Net (loss)/income per share - basic                 $     (0.71)        $      0.43         ($     1.88)        $      0.59
                                                      ===========         ===========         ===========         ===========
  Weighted average number of common
    shares - basic                                      1,360,798           1,310,759           1,354,496           1,275,374
                                                      ===========         ===========         ===========         ===========

  Net (loss)/income per share - diluted               $     (0.71)        $      0.41         $     (1.88)        $      0.54
                                                      ===========         ===========         ===========         ===========
  Weighted average number of common and
    common equivalent shares - diluted                  1,360,798           1,382,618           1,354,496           1,377,378
                                                      ===========         ===========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           FOR THE NINE MONTHS
                                                                               ENDED APR. 30,
                                                                      -------------------------------
                                                                          2001               2000
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                                  ($2,540,902)        $   748,417
   Adjustments to reconcile net (loss)/income
     to net cash used in operating activities:
        Depreciation and amortization                                     190,290             187,427
        Stock appreciation rights expense/(benefit)                       520,530          (1,166,690)
        Minority interest in income of consolidated subsidiary                  0              87,804
        Stock issued for services                                         271,263                   0
        Other                                                              (2,860)             (4,320)
   Changes in assets and liabilities:
        (Increase)/decrease in accounts receivable                         (1,545)              1,554
        Decrease in inventory                                                   0               9,642
        Increase in prepaid expenses and
            other current assets                                           (2,285)             (3,937)
        Decrease/(increase) in other assets                                 2,184             (33,095)
        Increase in accounts payable                                      224,558             119,279
        Increase/(decrease) in accrued expenses                             1,880             (88,283)
        Decrease in income taxes payable                                        0             (25,378)
                                                                      -----------         -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN OPERATING ACTIVITIES                                      (1,336,887)           (167,580)
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                (2,355)            (10,982)
                                                                      -----------         -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                          (2,355)            (10,982)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                               17,142             182,911
   Cash paid on exercise of stock appreciation rights                    (105,419)                  0
                                                                      -----------         -----------
   NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY FINANCING ACTIVITIES                                     (88,277)            182,911
                                                                      -----------         -----------
NET (DECREASE)/INCREASE IN CASH AND
  AND CASH EQUIVALENTS                                                 (1,427,519)              4,349

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                1,883,750           1,857,941
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                    $   456,231         $ 1,862,290
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2001, and the results of operations and cash flows for the three and nine month periods ended April 30, 2001 and 2000 have been included.

The results of operations for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

Certain amounts for the three and nine month periods ended April 30, 2000 have been reclassified to conform to the presentation of the April 30, 2001 amounts.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in ITEM 2 - LIQUIDITY AND CAPITAL RESOURCES, the Company's management believes that its existing cash resources will be sufficient to fund its current operations through July 31, 2001. If the transactions discussed in NOTE D - PENDING TRANSACTIONS are not consummated the Company will need to immediately obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. In the event the transactions discussed in NOTE D - PENDING TRANSACTIONS are consummated, the Company's new management will need to evaluate the Company's liquidity and capital resources in relation to their intended plans for the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report by Arthur Andersen LLP on our financial statements for the fiscal year ended July 31, 2000 contains an explanatory paragraph indicating that the resolution of the contingencies discussed in NOTE D - PENDING TRANSACTIONS could trigger substantial contingent payments due an officer of the Company which raises substantial doubt about the ability of the Company to continue as a going concern. This going concern qualification may adversely affect the Company's perception by prospective customers and suppliers.

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



                                                             FOR THE THREE MONTHS ENDED
                                                           --------------------------------
                                                           APR. 30, 2001      APR. 30, 2000
                                                           -------------      -------------
Weighted average number of common shares outstanding          1,360,798        1,310,759

Weighted average number of common shares assuming
   exercise of dilutive stock options                                 0           71,859
                                                              ---------        ---------
Fully diluted weighted average number of common shares        1,360,798        1,382,618
                                                              =========        =========


                                                              FOR THE NINE MONTHS ENDED
                                                           --------------------------------
                                                            APR. 30, 2001     APR. 30, 2000
                                                           --------------    --------------
Weighted average number of common shares outstanding          1,354,496        1,275,374

Weighted average number of common shares assuming
   exercise of dilutive stock options                                 0          102,004
                                                              ---------        ---------
Fully diluted weighted average number of common shares        1,354,496        1,377,378
                                                              =========        =========



Common equivalent shares of 75,575 and 64,327 common shares are not included in the calculation of diluted earnings per share for the three and nine month periods ended April 30, 2001, respectively, because they are anti-dilutive.

NOTE C - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating
(loss)/income excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to Recent Developments and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and nine month periods ended April 30, 2001 and 2000 concerning the Company's segments is as follows:

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - SEGMENT INFORMATION (CONTINUED)


                                              Trademark        Internet          Video            Total
                                              ---------        --------          -----            -----
Three Months Ended April 30, 2001
     Segment revenue                        $ 122,000         $   2,000         $  10,000        $ 134,000
     Segment operating (loss)/income           (4,000)         (183,000)            9,000         (178,000)

Three Months Ended April 30, 2000
     Segment revenue                        $ 406,000         $  10,000         $   4,000        $ 420,000
     Segment operating income/(loss)          271,000          (259,000)            3,000           15,000

Nine Months Ended April 30, 2001
     Segment revenue                        $ 270,000         $   7,000         $  21,000        $ 298,000
     Segment operating (loss)/income         (112,000)         (612,000)           17,000         (707,000)

Nine Months Ended April 30, 2000
     Segment revenue                        $ 945,000         $  10,000         $  11,000        $ 966,000
     Segment operating income/(loss)          476,000          (782,000)            8,000         (298,000)


A reconciliation of segment operating loss to net income before income taxes for the three and nine month periods ended April 30, 2001 and 2000 is as follows:


                                                     FOR THE THREE MONTHS ENDED
                                                  ---------------------------------
                                                  APR. 30, 2001       APR. 30, 2000
                                                  -------------       -------------
Total segment operating (loss)/income              ($  178,000)        $    15,000
Amortization of intangible assets                       60,000              60,000
Stock appreciation rights expense/(benefit)            260,000            (583,000)
Interest income                                         (8,000)            (23,000)
Corporate expenses incurred related to
    Recent Developments                                475,000                   0
                                                   -----------         -----------
Net (loss)/income before income taxes              ($  965,000)        $   561,000
                                                   ===========         ===========


                                                      FOR THE NINE MONTHS ENDED
                                                  ---------------------------------
                                                  APR. 30, 2001       APR. 30, 2000
                                                  -------------       -------------
Total segment operating loss                       ($  707,000)        ($  298,000)
Amortization of intangible assets                      180,000             180,000
Stock appreciation rights expense/(benefit)            521,000          (1,167,000)
Interest income                                        (50,000)            (61,000)
Corporate expenses incurred related to
     Recent Developments                             1,183,000                   0
                                                   -----------         -----------
Net (loss)/income before income taxes              ($2,539,000)        $   750,000
                                                   ===========         ===========


                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - PENDING TRANSACTIONS

On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Daniel Laikin and Paul Skjodt entered into an agreement (the "Letter Agreement") pursuant to which Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (the "Laikin Skjodt Group") will purchase all of the interests of Mr. Jimirro in the Company (including common stock at $15.00 per share, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company will pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin Skjodt Group will purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro. The Laikin Skjodt Group may also acquire, at their option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share. The Laikin/Skjodt Group's obligations set forth above are subject to the satisfaction of certain conditions including due diligence and financing.

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

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - PENDING TRANSACTIONS

Completion of the transactions, which have been approved by the Company's board of directors, are subject to due diligence and financing contingencies, shareholder approval (if reasonably deemed necessary by the Company) and customary closing conditions and regulatory approvals. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock, have agreed to vote in favor of the transactions if submitted to the Company's shareholders.

The transactions are scheduled to close on or before June 30, 2001, however, there can be no assurance that the transactions will, in fact, be consummated.

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

     Subsequent to this request, the Company has met on several occasions with Mr. Laikin and his representatives. On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Daniel Laikin and Paul Skjodt entered into an agreement (the "Letter Agreement") pursuant to which Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (the "Laikin Skjodt Group") will purchase all of the interests of Mr. Jimirro in the Company (including common stock at $15.00 per share, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company will pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin Skjodt Group will purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro. The Laikin Skjodt Group may also acquire, at their option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share. The Laikin/Skjodt Group's obligations set forth above are subject to the satisfaction of certain conditions including due diligence and financing.

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

     Completion of the transactions, which have been approved by the Company's board of directors, are subject to due diligence and financing contingencies, shareholder approval (if reasonably deemed necessary by the Company) and customary closing conditions and regulatory approvals. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock, have agreed to vote in favor of the transactions if submitted to the Company's shareholders.

     The transactions are scheduled to close on or before June 30, 2001, however, there can be no assurance that the transactions will, in fact, be consummated.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED APRIL 30, 2001 VS. THE THREE MONTHS ENDED APRIL 30, 2000

     For the three months ended April 30, 2001 trademark revenues were approximately $122,000 as compared to approximately $405,000 for the quarter ended April 30, 2000. The decrease in trademark revenues of approximately 70% resulted primarily from decreased revenue from the film "National Lampoon's Vacation."

     Costs related to trademark revenue during the quarter ended April 30, 2001 decreased by approximately $30,000 primarily due to the significant decrease in revenues during the quarter ended April 30, 2001 versus the quarter ended April 30, 2000. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) decreased to approximately $9,000 during the quarter ended April 30, 2001. These costs include website development and maintenance, content creation and third party hosting of the website. Costs related to internet operations during the same period last year were approximately $93,000 reflecting various marketing and public relations costs associated with the Company's website that were not similarly incurred during the quarter ended April 30, 2001. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended April 30, 2001 and 2000.

     Selling, general and administrative costs increased to approximately $766,000 during the quarter ended April 30, 2001 versus approximately $267,000 during the same period last year. This increase of approximately $499,000 resulted primarily from expenses incurred by the Company relating to Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments."

     During the quarter ended April 30, 2001, the Company recorded an expense of approximately $260,000 related to stock appreciation rights ("SARs") granted to the Company's chief executive officer. This expense resulted from an increase in the Company's stock price during the quarter that increased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. During the quarter ended April 30, 2000, the Company recorded a benefit of approximately $583,000 related to such SARs due to a decrease in the Company's stock price during that period.

     Interest income during the quarter ended April 30, 2001 decreased to approximately $8,000 versus approximately $23,000 during the quarter ended April 30, 2000. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended April 30, 2001, the Company had a net loss of approximately $965,000, or $0.71 per share, versus net income of approximately $561,000, or $0.43 per share, for the three months ended April 30, 2000. This decrease in net income resulted primarily from (i) the decrease in revenues of approximately $283,000, (ii) the expense recorded by the Company relating to outstanding SARs and (iii) the expenses incurred by the Company relating to Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments." During the quarter ended April 30, 2001, the Company had no significant provision for income taxes due to the significant loss incurred. During the quarter ended April 30, 2000, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

THE NINE MONTHS ENDED APRIL 30, 2001 VS. THE NINE MONTHS ENDED APRIL 30, 2000

     For the nine months ended April 30, 2001 trademark revenues were approximately $270,000 as compared to approximately $945,000 for the nine months ended April 30, 2001. The decrease in trademark revenues of approximately 71% resulted primarily from decreased revenue from the films "National Lampoon's Animal House," "National Lampoon's Loaded Weapon" and "National Lampoon's Vacation."

     Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) decreased to approximately $28,000 during the nine months ended April 30, 2001. These costs include website development and maintenance, content creation and third party hosting of the website. Costs related to internet operations during the same period last year were approximately $285,000 reflecting various start-up costs associated with the launch of the Company's website in October 1999. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $180,000 during each of the nine months periods ended April 30, 2001 and 2000.

     Selling, general and administrative costs increased to approximately $2,132,000 during the nine months ended April 30, 2001 versus approximately $836,000 during the same period last year. This increase resulted primarily from expenses incurred by the Company of approximately $1,183,000 to retain various legal and financial advisers in connection with Mr. Laikin's notice and subsequent discussions as discussed in "Recent Developments."

     During the nine months ended April 30, 2001, the Company recorded an expense of approximately $521,000 related to stock appreciation rights ("SARs") granted to the Company's chief executive officer. This expense resulted from an increase in the Company's stock price during the nine months ended April 30, 2001 that increased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. During the nine months ended April 30, 2000, the Company recorded a benefit of approximately $1,167,000 related to such SARs due to a decrease in the Company's stock price during that period.

     Interest income during the nine months ended April 30, 2001 decreased to approximately $50,000 versus approximately $61,000 during the nine months ended April 30, 2000. This decrease resulted from a decrease in cash and cash equivalents held during the nine months ended April 30, 2001 versus the same period last year.

     For the nine months ended April 30, 2001, the Company had a net loss of approximately $2,541,000, or $1.88 per share, versus net income of approximately $748,000, or $0.59 per share, for the nine months ended April 30, 2000. This decrease in net income resulted primarily from (i) a decrease in revenues of approximately $675,000, (ii) the expense recorded by the Company during the nine months ended April 30, 2001 relating to outstanding SARs versus a benefit recorded during the same period last year and (iii) the expenses incurred by the

Company in response to Mr. Laikin's notice and subsequent negotiations as discussed in RECENT DEVELOPMENTS. During the nine months ended April 30, 2001, the Company had no significant provision for income taxes due to the significant loss incurred. During the nine months ended April 30, 2000, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of working capital during the nine months ended April 30, 2001 were trademark and related income and cash reserves. The Company's management believes that its existing cash resources will be sufficient to fund its current operations through July 31, 2001. If the transactions discussed in Recent Developments are not consummated the Company will need to immediately obtain third-party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all.

     In the event the transactions discussed in Recent Developments are consummated, the Company's new management will need to evaluate the Company's liquidity and capital resources in relation to their intended plans for the Company. Substantially all of the proceeds from the sale of the 227,273 common shares which the Laikin Skjodt Group are obligated to purchase if the transactions discussed in Recent Developments are consummated will be used to satisfy a portion of the Deferred Compensation due to Mr. Jimirro. However, the Letter Agreement does allow the Laikin Skjodt Group, at the closing, to purchase up to an additional 300,000 common shares directly from the Company at a purchase price of $11.00 per share. If the Laikin Skjodt Group does not purchase these shares, the Company will need to immediately obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all.

     For the nine months ended April 30, 2001, the Company's net cash flow used in its operating activities was approximately $1,337,000, a decrease of approximately $1,169,000 versus approximately $168,000 of net cash flow used in operating activities during the nine months ended April 30, 2000. This decrease results primarily from decreased trademark licensing income and increased general and administrative expenses incurred during the nine months ended April 30, 2001 including approximately $1,213,000 of expenses to retain various legal and financial advisers in response to Mr. Laikin's notice and subsequent negotiations as discussed in "Recent Developments." At April 30, 2001, the Company had cash and cash equivalents of approximately $456,000 as compared to approximately $1,884,000 at July 31, 2000.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 5 - OTHER INFORMATION

     The Company may not meet certain minimum NASDAQ continued listing requirements. As a result, Nasdaq may seek to delist the Company's common stock from The Nasdaq Small Cap Market. If the Company's common stock were to be delisted it may trade only on the OTC Bulletin Board (or through other vehicles offering limited trading options), and the liquidity of the Company's common stock may, accordingly, be materially diminished. In addition, the ability of the Company to take action with respect to any deficiencies may be impacted by the Letter Agreement described in ITEM 2 - RECENT DEVELOPMENTS which, among other things, restricts the ability of the Company to undertake transactions that would materially change its current capital structure.

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



Date:  June 14, 2001                        J2 COMMUNICATIONS


                                            By: /s/ Christopher M. Trunkey
                                                -------------------------------
                                                 Christopher M. Trunkey,
                                                 Chief Financial Officer