Form 10-K
period 2001-07-31
J2 COMMUNICATIONS /CA/
filed 2001-11-13
CIK 798078

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended July 31, 2001              Commission File No. 0-15284


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

                                  YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sales price as reported by NASDAQ) was $ 7,373,053 (assuming all officers and directors are deemed affiliates for this purpose).

As of October 23, 2001 the registrant had 1,379,816 shares of its common stock, no par value, outstanding.

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

FORWARD-LOOKING STATEMENTS

     The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms and to attract and retain qualified personnel and to consummate the Laikin-Skjodt transactions (as defined below).

RECENT DEVELOPMENTS

     1.   THE LAIKIN-SKJODT TRANSACTIONS

     The Laikin-Skjodt Agreement (as defined below) was amended by the parties thereto to provide that the termination date of the Laikin-Skjodt Agreement be extended until November 15, 2001. For more information regarding the Laikin-Skjodt Agreement and the transactions contemplated thereby, please see "Management's Discussion and Analysis of Financial Position and Results of Operations -- The Laikin-Skjodt Agreement." There can be no assurance that the Laikin-Skjodt Group will be able to raise the necessary financing to consummate the Laikin-Skjodt Transactions or that the Laikin-Skjodt Transactions will otherwise close.

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

     Subsequent to this request, the Company met on several occasions with Mr. Laikin and his representatives. During the course of these meetings, the Company and Mr. Laikin discussed a number of ways in which Mr. Laikin might increase his involvement in, and/or ownership of, the Company and assure that a costly proxy solicitation and possible related litigation will be avoided. On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer and Mr. Laikin and Paul Skjodt ("Laikin Skjodt Group") entered into an agreement (the "Laikin Agreement") pursuant to which the Laikin Skjodt Group will purchase all of the interests of Mr. Jimirro in the Company (including common shares, vested options and common shares issuable upon exercise of Jimirro's SARs) for total consideration of approximately $4.6 million, 227,273 common shares directly from the Company for a purchase price of between approximately $5.21 and $9.90 per share based on a formula, and, at the option of the Laikin Skjodt Group, up to an additional 300,000 common shares directly from the Company at a purchase price of $11 per share. The Laikin Skjodt Group agreed, in the event the Laikin Agreement was not consummated by June 30, 2001, to a 10-year standstill, which, among other things, precludes Messrs. Laikin and Skjodt (or their affiliates) from continuing their proxy contest for control of the Company. The Agreement also provides that the Laikin Skjodt Group will be obligated to make a tender offer to other shareholders, under certain conditions, at $15.00 per share during a period commencing 365 days from the closing of the transaction.

     Since the original anticipated closing date, the Laikin Agreement has been extended by a series of amendments. To date, the Laikin group has paid to the Company $450,000, in respect of these extensions. As of November, 2001, the Laikin Skjodt Group has been unable to obtain the financing to consummate the transaction. However, the standstill commitment is in full force and effect, regardless.

     During the course of the negotiations leading up to the execution of the Laikin Agreement, and subsequent thereto during the various extensions, the Company questioned the accuracy of the SEC filings made by Mr. Laikin and others. As of October 24, 2001, those questions have not been resolved to the Company's satisfaction. Nothing in this report on Form 10-K should be read as an acknowledgement of the accuracy of any of the statements made by the Laikin/ Skjodt group, among others, or a waiver of any rights of the Company or any other person with respect to such statements or related matters. SEE NOTE K - SUBSEQUENT EVENTS.

     2.   WORKING CAPITAL DEFICIENCIES

     As a result of the slowdown of the economy, the expenditure of considerable resources in respect of the negotiation of the Laikin-Skjodt Agreement, the failure of the Company to generate significant revenue from its internet operations, and the diminution in the pursuit of other business opportunities as a result of the Laikin-Skjodt Agreement, the Company has experienced a significant decline of available working capital. If the Laikin-Skjodt Agreement is not consummated, the Company may be forced to immediately obtain additional working capital. No assurance can be given that such funds can be obtained or that they can be obtained on terms acceptable to the Company. See "Risk Factors-Adequacy of Capital Resources."

     Moreover, the Company has not been apprised of any financing activities, which Mr. Laikin will undertake on behalf of the Company if the Laikin-Skjodt Agreement is consummated. Please see "Management's Discussion and Analysis of Financial Position and Results of Operations -- The Laikin-Skjodt Agreement" for a discussion of certain transactions affecting the ownership of the Company's Common Stock by certain of its executive officers and directors.

NOTE REGARDING OPERATING SEGMENTS

     The following discussion of the Company's business activities should be read in conjunction with NOTE H - SEGMENT Information contained in the Company's consolidated financial statements and related notes which summarizes the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's operating segments.

INTERNET

     In October 1999, the Company launched "nationallampoon.com" (the "Site"), a website featuring a wide array of original comedy content as well as classic articles from "National Lampoon Magazine." Some of the Site's features have included:

     News on the March -- articles parody and satirize the news of the day.

     Word of the Week -- animated adventures parody the importance of a first-rate vocabulary. A dictionary in the "National Lampoon" style.

     NewsFlash -- authentic and topical newswire photos come to life in twisted stories.

     Online Confessional -- an interactive video features real people confessing their most bizarre sins: website viewers vote to absolve or condemn.

     Cybercops -- an animation/live action video hybrid explores the lives of two policemen on the prowl for Internet bad guys.

     Although as of October 16, 2001, the Company's Internet operations have not yet generated significant revenue, the Company anticipates that its Internet operations will become the core business of the Company in that they will be the incubator for the development of stories, characters and animation that will be spun off into other media. In the future, the Company may earn revenue from the Site and other Internet activities, as follows:

     Banner and Sponsorship Advertising - The advertising model emerging on the Internet is similar to that of more mature media in which revenue depends on the quantity and quality of impressions delivered to advertisers. The Company has engaged an advertising sales agent to handle the sale of advertising on its Site. The sales agent receives a percentage of the advertising revenue. From its inception through July 31, 2001, the website has generated approximately $10,000 in gross advertising revenue.

     E-Commerce - The Site's online store has a variety of "National Lampoon" branded merchandise including apparel, ceramics, audio entertainment and VHS and DVD copies of "National Lampoon" movies. Visitors to the website are encouraged to visit the online store and portions of the Site highlight special products or special offers currently available in the store. The Site's online store is hosted by a third party that processes and fulfills all orders and pays a percentage to the Company from all sales. During the year ended July 31, 2001, e-commerce revenues were approximately $5,000.

     Syndication of Content -- The Company has expanded its Internet operations to include the syndication to other websites of content created for the Site. Currently, the Company provides several of its features to other websites including neurotrash.com, isyndicate.com, streamingmedia.com and rioport.com. The Company generally receives a license fee or, in some cases, a portion of the advertising revenues generated by the content licensed. While the Company currently syndicates only programming that has appeared on the Site, the Company also expects that in the future it may produce Internet programming for the exclusive use of other websites. During the year ended July 31, 2001, syndication revenues were approximately $8,000.

     Development of Motion Pictures and Television -- Using the properties and characters created for the Site, the Company plans to package this material for use in motion picture and television properties. This is similar to NLI's past use of magazine properties as the basis for "National Lampoon" motion pictures.

     The Company has and will continue to pursue both online and offline marketing strategies to attract visitors to the Site. Offline consumer marketing comprises a number of activities including publicity campaigns directed to print and electronic media. Marketing has and will be directed toward "National Lampoon's" historical core audience of men ages 18-34, with specific emphasis on the college age group.

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

     To date, the Company has not financed the production or distribution of any "National Lampoon" motion pictures and does not maintain a dedicated film development or production staff. Instead, the Company relies upon third parties, primarily major motion picture studios, to provide a picture's financing and distribution. However, the Company may participate in such activities in the future if, subject to sufficient capital resources being made available, it believes circumstances warrant such investment.

     As of July 31, 2001, the Company and/or NLI has been involved in the production of seventeen motion pictures, as follows:

                                                    Year of               Financier/
              Title                                 Release               Distributor
              -----                                 -------               -----------
National Lampoon's Animal House                      1979               Universal Studios

National Lampoon Goes to the Movies                  1981               United Artists

National Lampoon's Class Reunion                     1982               ABC/Disney

National Lampoon's Vacation                          1983               Warner Bros.

National Lampoon's European Vacation                 1985               Warner Bros.

National Lampoon's Class of `86                      1986               Paramount

National Lampoon's Christmas Vacation                1989               Warner Bros.

National Lampoon's Loaded Weapon I                   1993               New Line
National Lampoon's Last Resort                       1994               Trimark

National Lampoon's Attack of the 5'2" Women          1994               Showtime

National Lampoon's Senior Trip                       1995               New Line

National Lampoon's Favorite Deadly Sins              1995               Showtime

Vegas Vacation                                       1996               Warner Bros.

National Lampoon's Dad's Week Off                    1997               Paramount

National Lampoon's The Don's Analyst                 1997               Paramount

National Lampoon's Men in White                      1998               Fox

National Lampoon's Golf Punks                        1998               Fox


     As discussed above, the Company does not directly distribute the motion pictures it produces. Typically, the financier is also a distributor and subsequent to production of the picture handles distribution of the picture.

     The Company has also been involved in the production of television programs and currently has one television project in development. The project, a National Lampoon awards spoof program, is being developed by Oliver Wilson Productions under license from National Lampoon.

     Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce "National Lampoon" television programming to Guber-Peters Entertainment Company ("GPEC"). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). As of July 31, 2001, the Company has recorded a liability of approximately $166,000 relating to the Termination Agreement.

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

OTHER ACTIVITIES

     The Company has been and continues to be involved in various other activities to exploit the "National Lampoon" trademark including books, audio entertainment and other merchandise as well as the distribution of videocassette programming. In addition, the Company, and previously NLI, published "National Lampoon Magazine" from March 1970 until October 1998 when the magazine was discontinued. Although in recent years, these activities have not generated significant amounts of revenue, the Company believes that such activities reinforce the "National Lampoon" trademark and provide cross-promotional opportunities for its motion picture, television and Internet operations. It is also anticipated that these activities might be enhanced by the new creative content created by the Company's Internet operations.

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

EMPLOYEES

     As of October 30, 2001, the Company employed four (4) full-time employees and six (6) part-time employees. The Company considers its employee relations to be satisfactory at the present time.

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS BECAUSE SUCH FACTORS MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL POSITION.

ADEQUACY OF CAPITAL RESOURCES

     The Company is not certain its existing capital resources are sufficient to fund its activities for the next six to twelve months. Unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company will need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce or even eliminate its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

     The Company, Mr. James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Mr. Daniel Laikin, a Director of the Company have entered into the Laikin-Skjodt Agreement. Please see "Management's Discussion and Analysis of Financial Position and Results of Operations -- The Laikin-Skjodt Agreement." As a result of the closing of the Laikin-Skjodt Transaction, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce or even eliminate its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

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

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent upon the services of James P. Jimirro. The loss of his services could have a materially adverse effect on the Company's business, results of operations and financial position.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol: "JTWO". The following table sets forth the high and low bid prices of the Company's common stock during the years ended July 31, 2000 and 2001:


   FISCAL YEAR 2000                                 HIGH         LOW
   ----------------                                 ----         ---
        First Quarter                              26 5/16     14 1/16
        Second Quarter                             19 1/2       9 13/16
        Third Quarter                              17 3/8       5 7/16
        Fourth Quarter                             14 7/16      5 1/2


   FISCAL YEAR 2001                                 HIGH         LOW
   ----------------                                 ----         ---
        First Quarter                              13 1/2        9
        Second Quarter                             12 7/8        8 1/8
        Third Quarter                              14 15/16     11 1/2
        Fourth Quarter                             13 1/2       10 1/2

     As of October 30, 2001, the Company had approximately 471 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table shows selected consolidated financial data for the Company for each of the last five fiscal years. This financial data should be read in conjunction with the Company's consolidated financial statements and related footnotes contained herein for the fiscal year ended July 31, 2001 and for the other periods presented.

                             SELECTED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       For the fiscal years ended July 31,
                                             2001         2000         1999         1998         1997
                                             ----         ----         ----         ----         ----
Revenues                                   $   306       $ 1,480      $ 1,246       $   783       $ 1,356

Operating income/(loss)                    ($3,130)      $   854      ($1,765)      ($  267)      $    62

Net income/(loss)                          ($3,076)      $   826      ($1,299)      $   121       $    30

Net income/(loss) per share - basic        $ (2.26)      $  0.64      ($ 1.07)      $  0.10       $  0.03

Net income/(loss) per share - diluted      $ (2.26)      $  0.62      ($ 1.07)      $  0.10       $  0.02

Total assets                               $ 3,302       $ 5,119      $ 5,350       $ 5,962       $ 5,473

Long term obligations                      $     0       $     0      $ 1,717       $    17       $     0



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     In August 2000, the Company received a notice from Daniel Laikin, a Director and member of a group of shareholders of the Company purporting to own approximately 22.7% of the Company's outstanding common stock. Mr. Laikin sought, among other things, a special meeting of the Company's shareholders at which Mr. Laikin intended to nominate a slate of six directors to replace in its entirety the Company's existing Board of Directors (other than Mr. Laikin himself).

     Subsequent to this request, representatives of the Company met on several occasions with Mr. Laikin and his representatives. On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, Daniel Laikin and Paul Skjodt, another shareholder of the Company acting in concert with Mr. Laikin, entered into an agreement (the "Laikin-Skjodt Agreement"; the transactions contemplated by the Laikin-Skjodt Agreement are referred to herein as the "Laikin-Skjodt Transactions") pursuant to which the parties agreed, among other things and subject to various conditions, that Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (collectively referred to herein as the "Laikin-Skjodt Group") would purchase all of the interests of Mr. Jimirro in the Company (including common stock, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company would pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin-Skjodt Agreement further provided, subject to various conditions, that the Laikin-Skjodt Group would purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro and may also acquire, at the Laikin-Skjodt Group's option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share. The Laikin-Skjodt Group's obligations set forth above are subject to the satisfaction of certain conditions including due diligence and financing.

     The Laikin-Skjodt Agreement further provided that at the closing of the Laikin-Skjodt Transactions, Mr. Jimirro would resign as an officer and Director of the Company and enter into a long-term consulting and non-compete agreement with the Company providing for aggregate payments to Mr. Jimirro over time of approximately $3.8 million plus fringe benefits expected to cost the Company approximately $360,000 and would receive options, vesting over four years, to purchase up to 250,000 shares of the Company's common stock at a price equal to the average market price of such common stock during the five days immediately preceding the closing date of Laikin-Skjodt Transactions. The Company's obligations under the consulting and non-compete agreement would be secured by a lien on the Company's assets.

     Pursuant to the Laikin-Skjodt Agreement, Messrs. Laikin and Skjodt agreed to a standstill agreement effective during the period prior to the closing of the Laikin-Skjodt Transactions, which standstill agreement generally precludes Messrs. Laikin and Skjodt from purchasing or selling the Company's securities or exerting influence over the Company's governance, by solicitation of proxies or otherwise, and agreed to the same standstill agreement in the event that the closing of the Laikin-Skjodt Transactions does not occur prior to the termination date of the Laikin-Skjodt Agreement. The Company subsequently consented to a waiver of the initial standstill commitment in order to allow Messrs. Laikin and Skjodt to purchase up to 67,700 shares of the Company's common stock on the open market.

     The Laikin-Skjodt Agreement also provides for a tender offer by Messrs. Laikin and Skjodt for all the remaining outstanding shares of the Company's common stock at a price of $15.00 per share no later than the first anniversary of the closing of the Laikin-Skjodt Transactions if the Company's common stock does not trade at or above $15.00 per share for any twenty (20) days during any period of thirty (30) consecutive trading days during the 365 days following the consummation of the Laikin-Skjodt Transactions.

     Completion of the Laikin-Skjodt Transactions, which have been approved by the Company's board of directors, are subject to due diligence and financing contingencies, shareholder approval (if reasonably deemed necessary by the Company based upon the advice of counsel) and customary closing conditions and regulatory approvals. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock, have agreed to vote in favor of the Laikin-Skjodt Transactions if they are submitted to the Company's shareholders.

     The Laikin-Skjodt Transactions were originally scheduled to close on or before June 30, 2001 and the Laikin-Skjodt Agreement originally terminated in accordance with its terms on August 31, 2001. However, the termination date has been extended on four occasions by the agreement of the parties, most recently until November 15, 2001. There can be no assurance that the Laikin-Skjodt Group will be able to raise the necessary financing to consummate the Laikin-Skjodt Transactions or that the Laikin-Skjodt Transactions will otherwise close.

RESULTS OF OPERATIONS

THE YEAR ENDED JULY 31, 2001 VS. THE YEAR ENDED JULY 31, 2000

     For the year ended July 31, 2001, total revenues decreased by approximately 79% to $306,244 from $1,480,215 for the year ended July 31, 2000. This decrease resulted primarily from reduced trademark revenues from motion pictures including; "Animal House", "National Lampoon's Vacation," "National Lampoon's Dad's Week Off" and "National Lampoon's The Don's Analyst." Internet revenue of $13,685 while not material in the aggregate, was represented a 37% increase over July 2000 Internet revenues of $9,956. Internet revenue consists primarily of banner and sponsorship advertising. Video revenues of $22,151 in fiscal 2001 increased 38% from year 2000 video revenues of $16,020. This increase was due to additional sales of library video product in 2001 versus 2000.

     Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on the Company's trademark revenues, decreased by approximately 85% to $22,221 for the year ended July 31, 2001 versus $144,578 during the same period last year. The decline in costs resulted primarily from decreased royalties due to reduced trademark revenues during the fiscal year ended July 31, 2001. Costs related to Internet revenues were approximately $36,040 for the year ended July 31, 2001 versus $283,929 for fiscal 2000, which represents a decline of 87%. Internet costs are direct expenses incurred by the Company to develop, maintain, and promote the Company's website excluding salaries and other general and administrative expenses incurred in connection with the Company's Internet operations. The Company developed its website during fiscal 2000, therefore expenditures to develop and promote the website were far more extensive for the year ended July 31, 2000 than they were for fiscal 2001.

     During the year ended July 31, 2001, and through November 15, 2001, the Company made significant expenditures to its lawyers, independent accountants, and investment bankers for advice and preparation of documentation related to the change of control pursued by Mr. Laikin. Proxy solicitation expenses for the year ended July 31, 2001 totaled $1,532,837. There were no equivalent proxy solicitation expenditures made by the Company during fiscal 2000.

     Selling, general and administrative expenses for the fiscal year ended July 31, 2001 increased to $1,221,338 versus $1,101,784 for the fiscal year ended July 31, 2000. This increase of approximately 11% resulted primarily from additional full-time staff in fiscal year 2001, and increases in rent, and insurance costs.

     During the year ended July 31, 2001, the Company recorded an expense of $379,695 related to stock appreciation rights ("SARs") granted to the Company's Chief Executive Officer. This expense resulted from an increase in the Company's stock price from July 31, 2000 to July 31, 2001 that increased the amount payable by the Company to the Chief Executive Officer upon exercise of the outstanding SARs, and the granting of additional shares during fiscal 2001. During the year ended July 31, 2000 the Company recorded a benefit of approximately $1,148,000 related to the SARs that resulted from a significant decrease in the Company's stock price from July 31, 1999 to July 31, 2000. The decrease in stock price decreased the amount payable by the Company to the Chief Executive Officer upon exercise of the outstanding SARs.

     Interest income during the year ended July 31, 2001 decreased to $55,551 versus approximately $87,365 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2001 versus the year ended July 31, 2000.

     There was no minority interest income or expense during fiscal 2001 because during the year ended July 31, 2000 there was a settlement of various claims made by the subsidiary's minority interest and a new structure was established that permanently separated the subsidiary from National Lampoon, and therefore from the Company.

     For the year ended July 31, 2001, the Company recorded a net loss of $3,076,516 versus a net income of $826,416 for the year ended July 31, 2000. This substantial decrease resulted primarily from; reduced trademark revenues of nearly $1.2 million, costs of attorneys and others pursuant to the Laikin groups desire to change control of the Company of over $1.5 million, and a change from an SAR benefit of over $1.1 million during the year ended July 31, 2000 to an SAR expense of $379.695 for fiscal 2001 which represents an increase in SAR expenses of over $1.5 million from fiscal 2000 to fiscal 2001. For additional explanation of the items just mentioned see above. Some of these increases in costs/decreases in revenues were offset by somewhat lower royalty costs due to lower revenues, and lower development costs for the Company's website during fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of working capital during the fiscal year ended July 31, 2001 included; trademark and other income of approximately $306,000 and $200,000 from the Laikin group in order to extend the deadline reflected in the Letter Agreement dated March 5, 2001, to complete the purchase of the Company. The Company's management is not certain that its existing cash resources will be sufficient to fund its ongoing operations for the next six to twelve months, assuming that the transaction contemplated by the Laikin-Skjodt Agreement is not consummated. Unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current operations or, in the alternative, significantly reduce or even eliminate some of its operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

     If a change of control results as part of the Letter Agreement dated March 5, 2001, the significant contingent amounts due an officer discussed below and in ITEM 11. - EXECUTIVE COMPENSATION could be triggered which would result in a net capital deficiency and the need for the Company to obtain additional capital. In the event the transactions discussed in Recent Developments are consummated, the Company's new management will need to evaluate the Company's liquidity and capital resources in relation to their intended plans for the Company. Substantially all of the proceeds from the sale of the 227,273 common shares which the Laikin-Skjodt Group are obligated to purchase if the transactions discussed in Recent Developments are consummated will be used to satisfy a portion of the Deferred Compensation due to Mr. Jimirro. However, the Letter Agreement does allow the Laikin-Skjodt Group, at the closing, to purchase up to an additional 300,000 common shares directly from the Company at a purchase price of $11.00 per share. If the Laikin-Skjodt Group does not purchase these shares, the Company may need to obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all.

     As indicated above, if the Laikin-Skjodt Agreement is consummated, the Company has been advised by its independent auditors that it will be required to record an expense related to the difference between the purchase price and the fair market value of the shares or stock options sold by the Company and Mr. Jimirro. The exact amount of these charges cannot be determined until consummation of the transactions and are dependent upon the market price of the Company's common stock on the closing date and dependent on the number of additional shares purchased by the Laikin-Skjodt Group. However, if the Laikin-Skjodt Group purchases all 300,000 additional shares and if the market price for the Company's common stock on the closing date of the transactions is between $10.00 and $15.00, these charges are estimated to be between $2.5 million and $2.8 million.

     In addition, pursuant to the transactions, Mr. Jimirro will resign his officer and director positions with the Company, receive deferred compensation owed to him of approximately $2.5 million and enter into a long-term consulting and non-compete agreement with the Company with aggregate payments to Mr. Jimirro over time of approximately $3.8 million plus fringe benefits expected to cost approximately $360,000 over the life of the consulting and non-compete agreement. At the closing of the transactions, Mr. Jimirro will also receive options that vest over four years to purchase up to 250,000 shares of the Company's common stock at a price equal to the average market price of such common stock during the five trading days immediately preceding the closing date of the transactions. The Company's obligations under the consulting and non-compete agreement will be secured by a lien on its assets.

     If the transactions are consummated, the Company estimates that it will record expenses upon closing relating to Mr. Jimirro's deferred compensation and consulting and non-compete agreement in the aggregate amount of approximately $6.7 million. In addition, the Company will be required to record an expense1 relating to the grant of options to Mr. Jimirro that is dependent upon the market price of the Company's common stock on the closing date. If the price for the Company's common stock on that date is between $10.00 and $15.00, this charge is estimated to be between $2.0 million and $2.5 million.

     For the twelve months ended July 31, 2001, the Company's net cash flows used in its operating activities was $1,486,834, a decrease of $1,253,535 versus $233,299 of net cash flow used in operating activities during the twelve months ended July 31, 2000. This decrease resulted primarily from a decrease in trademark licensing income during the year ended July 31, 2001, and expenditures related to the Company's activities concerning the Laikin group. At October 15, 2001, the Company had cash and cash equivalents of approximately $471,880 as compared to $1,883,941 at July 31, 2000.

FUTURE COMMITMENTS

     The Company does not have any material future commitments for capital expenditures, subject however, to the consummation of the Laikin-Skjodt Agreement, which will entail the incurrence of significant future payments to Mr. Jimirro as indicated above. However, the Company has and will continue to use its working capital to fund its Internet operations that, during the twelve months ended July 31, 2001, generated approximately $14,000 of revenue and have resulted in segment operating losses of approximately $787,000 (SEE NOTE H - SEGMENT INFORMATION). Due to substantial competition among companies with internet-based business strategies and the developing economics of the internet in general, it is uncertain when, and if, the Company will be able to generate revenues from its Internet operations sufficient to offset the significant costs incurred to date and the ongoing costs that the Company expects to incur in the future to support its Internet operations.

     In connection with Mr. Laikin's notice and the subsequent discussions with Mr. Laikin as discussed in LIQUIDITY AND CAPITAL RESOURCES, the Company has, as of October 24, 2001, received a total of $450,000 from the Laikin group. Please See "Management's Discussion and Analysis of Financial Position and Results of Operations -- The Laikin-Skjodt Agreement."

New Accounting Pronouncements:

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

     In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS

     The consolidated financial statements of J2 Communications are listed on the Index to Financial Statements set forth on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Please refer to Form 8-K filed with the SEC on July 30, 2001 reflecting the selection of Stonefield Josephson as the Company's independent auditors for the fiscal year ending July 31, 2001 and replacing the firm of Arthur Andersen LLP who has served as the Company's independent auditors since the fiscal year ended July 31, 1995

                                    PART III.

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


                                                                               Director
              Name                 Age             Position                     Since
              ----                 ---             --------                     -----
          James Jimirro            64      Chairman, President and Chief        1986
                                           Executive Officer

          James Fellows            65      Director                             1986

          Bruce Vann               45      Director                             1987

          John De Simio            49      Director                             1998

          Gary Cowan               66      Director                             2000

          Daniel Laikin            39      Director                             2000


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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officer and up to four other executive officers of the Company ("Named Officers") whose annual salary and bonus exceeded $100,000 during the fiscal year ended July 31, 2001.


                                                                             Long Term
                                             Annual Compensation            Compensation
                                           ------------------------     ---------------------
                                                        Other Annual                  Stock        All Other
                                                        Compensation      SARs       Options     Compensation
       Name and Position        Year      Salary ($)        ($)          (Shares)     (Shares)       ($)
       -----------------        ----      ----------     -----------    --------     --------     -----------
James Jimirro                   2001      190,750(1)            0          25,000       25,000
   Chairman, President and      2000      190,750(1)      913,724          25,000       25,000      287,812(3)
   Chief Executive Officer      1999      190,750(1)            0          16,667       16,667      441,000(3)

Christopher Trunkey (4)         2001      117,500               0               0       21,000            0
    Vice President, Chief
    Financial Officer

 ---------------
(1) Mr. Jimirro has voluntarily deferred all "Base Salary," as defined by the applicable employment agreement, in excess of $190,750. Such deferred amounts are payable only upon a "Change of Control" of the Company as defined by the applicable employment agreement and are included in "All Other Compensation" hereunder.
(2) Represents the difference between the exercise price and the market price on the date of exercise for 66,668 stock options exercised by Mr. Jimirro on November 30, 1999.
(3) Represents salary voluntarily deferred by Mr. Jimirro that is payable only upon a "Change of Control" as defined by the applicable employment agreement. Does not include interest at the rate of 5% per annum on amounts deferred also payable upon a "Change in Control."
(4) Mr. Trunkey joined the Company on January 31, 2000 and is included hereunder pursuant to Item 402(a)(3)(iii) of Regulation S-K. Mr. Trunkey resigned from the Company on August 24, 2001.

STOCK OPTION AND STOCK APPRECIATION RIGHTS GRANTS

     The following table sets forth the individual grants of stock options and stock appreciation rights made during the fiscal year ended July 31, 2001 to the Named Officers:

                                                                                       Potential Realized Valu
                                                                                          at Assumed Annual
                                           % of Total                                    Rates of Stock Price
                                          Options/SARs                                       Appreciation
                            Options/       Granted to      Exercise                        for Option Term
                              SARs         Employees       Or Base      Expiration      ----------------------
          Name              Granted     in Fiscal Year   Price($/Sh)       Date           5%($)       10%($)
          ----              -------     --------------   -----------    ------------    ---------    ---------
James Jimirro              25,000(1)            17%          14.76       12/28/2009      203,750      501,750
                           25,000(1)           100%          14.76       12/28/2009      203,750      501,750

Christopher Trunkey        21,000(2)            14%          12.75       01/31/2007       91,140      206,640


------------
(1) The options and SARs granted to Mr. Jimirro were immediately exercisable upon grant. The exercise and base prices of the options and SARs granted to Mr. Jimirro are equal to the average of the high and low bid and asked price during the five (5) business days preceding the date of grant. The market price on the date of grant was $14.50.
(2) The options granted to Mr. Trunkey are exercisable one-third one year from the date of grant, one-third two years from the date of grant and one-third three years from the date of grant.

STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND YEAR-END VALUES

     Shown below is information for the Named Officers with respect to the exercise of stock options and the ownership of stock options and stock appreciation rights and their values as of July 31, 2001.


                                                                                     Value of Unexercised
                                                         Number of Unexercised       In-the-Money Options/
                                                   Options/SARs at July 31, 2001   SARs at July 31, 2001 (1)
                         Shares                     ---------------------------   ---------------------------
                        Acquired        Value       Exercisable   Unexercisable   Exercisable    Unexercisable
    Name              On Exercise    Realized ($)     (Shares)       (Shares)         ($)             ($)
    ----              -----------    ------------     --------     ------------    ---------       ---------
James Jimirro              0              0            158,335              0        847,771               0

Christopher Trunkey        0              0                  0         21,000              0               0

---------------
(1) Based upon the difference between the closing price on July 31, 2000 and the option exercise price or stock appreciation rights base price.

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

     Also, pursuant to the 1999 Agreement, Mr. Jimirro received a contingent note ("Contingent Note") in the principal sum of approximately $2,151,000 representing salary payable to Mr. Jimirro pursuant to previous employment agreements that was voluntarily deferred by Mr. Jimirro between January 1, 1993 and June 30, 1999. The Contingent Note bears interest at the rate of 7% per year. Mr. Jimirro has continued to voluntarily defer all salary in excess of approximately $191,000 payable under the 1999 Agreement and has the right to request the issuance of additional contingent notes to reflect such additional deferrals. The deferred compensation due to Mr. Jimirro as part of the March 5, 2001 "Letter Agreement" with the "Laikin-Skjodt Group" is $2.5 million (see Item 7. Recent Developments above). The Contingent Note and any subsequent salary deferrals are payable only upon a "Change of Control" as defined in the 1999 Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information, as of October 16, 2001, concerning ownership of shares of Common Stock by each person who is known by the Company to beneficially own more than 5% of the issued and outstanding Common Stock of the Company:


                                                     Number of            Percent of
     Name of Beneficial Owner                          Shares               Class
     ------------------------                        -----------          ---------
    James Jimirro (1)                                308,668(2)              22.4%

    Daniel Laikin (1)                                166,900(3)              12.1%

    Paul Skjodt (1)                                  159,300(3)              11.1%

    Christopher Williams (1)                         129,900(4)               9.1%

    Carroll Edwards (1)                               95,000(5)               6.6%

    Timothy S.Durham (6)                               87,699(7)               6.3%



---------------
(1) The address for Mr. Jimirro is 10850 Wilshire Blvd., Suite 1000, Los Angeles, California 90024. The address for Mr. Laikin and Mr. Skjodt is 25 West 9th Street, Indianapolis, Indiana 46204. The address for Mr. Williams is PO Box 21207, Santa Barbara, California 93121. The address for Mr. Edwards is PO Box 219, Marshville, North Carolina 28103.
(2) Includes options to purchase up to 75,001 shares that are presently exercisable.
(3) Based upon a joint Schedule 13D filed by Mr. Laikin and Mr. Skjodt as amended August 11, 2001. Mr. Laikin and Mr. Skjodt ---- disclaim voting power or any voting agreement or arrangements over the shares beneficially owned by the other.

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

(6) The address for Mr. Durham is 111 Monument Circle, Suite 3680, Indianapolis, Indiana 46204.

(7)  Based on a Schedule 13d filed by Mr. Durham on August 10, 2001.

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

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of October 23, 2001, certain information concerning ownership of shares of Common Stock by each executive officer and director of the Company and by all executive officers and directors of the Company as a group:


          Name of Director                         Number of               Percent of
        or Executive Officer                         Shares                  Class
        --------------------                         ------                  -----
    James Jimirro (1)                              308,668(2)                22.4%

    Daniel Laikin (1)                              166,900(3)                12.1%

    James Fellows (1)                               15,833(4)                 1.1%

    Bruce Vann (1)                                  14,998(4)                 1.1%

    John De Simio (1)                                3,666(5)                 ***

    Gary Cowan (1)                                   2,333(4)                 ***

    Christopher Trunkey (1)                             --                     --

    All directors and executive officers as
      A group (7 persons)                          512,398(6)                37.1%


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

     Please see "Management's Discussion and Analysis of Financial Position and Results of Operations - The Laikin-Skjodt Agreement" for a discussion of certain transactions affecting the ownership of the Company's Common Stock by certain of its executive officers and directors.

     Except for the Laikin-Skjodt Agreement, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Bruce Vann, one of the Company's directors, is a partner of the law firm Kelly, Lytton and Vann retained by the Company for various legal matters. Legal expenses of approximately $46,000 were incurred with respect to work performed by Mr. Vann's firm for the Company during the fiscal year ended July 31, 2001.

     On July 14, 1986, James P. Jimirro, the Company's Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note ("Note") for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2001 was approximately $146,000.

     The Company, Mr. James P. Jimirro, the Company's Chairman and Chief Executive Officer, and Mr. Daniel Laikin, a Director of the Company have entered into the Laikin-Skjodt Agreement. Please see "Management's Discussion and Analysis of Financial Position and Results of Operations - The Laikin-Skjodt Agreement."


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

       3.5    Bylaws of Registrant. (2)

       3.6    Amendment to Bylaws of Registrant dated July 15, 1999. (4)

       3.7    Amendment to Bylaws of Registrant dated August 18, 2000. (5)

       4.1 Rights Agreement between Registrant and U.S. Stock Transfer Corporation dated July 15, 1999. (4)

       4.2 Amendment to Rights Agreement between Registrant and U.S. Stock Transfer Corporation dated March 5, 2001. (9)

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

       10.7 First Amendment to Office Lease between Registrant and Avco Center Corporation dated April 21, 2000. (9)

       10.8 Letter Agreement between Registrant and Batchelder & Partners, Inc. dated August 16, 2000. (9)

       10.9 Amendment to Letter Agreement between Registrant and Batchelder & Partners, Inc. dated August 30, 2000. (9)

       10.10 Warrant issued by Registrant to George Vandemann dated August 18, 2000. (9)

       10.11  Form of Restated Indemnification Agreement. (6)

       10.12  Laikin-Skjodt Agreement, dated March 5, 2001 (10)

       21     Subsidiaries of Registrant. (11)

       27     Financial Data Schedule. (11)

------------
(1) Incorporated by reference to Form S-4 filed on August 2, 1990, as amended September 18, 1990.
(2) Incorporated by reference to Form S-1 filed on July 28, 1986, as amended September 22, 1986 and October 2, 1986.
(3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1998.
(4)  Incorporated by reference to Form 8-K filed July 16, 1999.
(5)  Incorporated by reference to Form 8-K filed August 22, 2000.
(6) Incorporated by reference to Form 10-Q for the period ended October 31, 1998.
(7) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
(8)  Incorporated by reference to Schedule 14A filed December 13, 1999.
(9)  File herewith.
(10) Incorporated by reference to the Form 10-Q filed by the Company on March 14, 2001.
(11) Filed electronically herewith with the Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

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

Date: November 13, 2001


                                           By: /s/ James Jimirro
                                               ----------------------
                                               James Jimirro,
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                                      DATE
        ---------                           -----                                      ----
/s/ James Jimirro                   Chairman of the Board of                    November 12, 2001
----------------------------        Directors and Chief Executive
James Jimirro                       Officer (Principal Executive
                                    Officer)

/s/ James Toll                      Chief Financial Officer                     November 12, 2001
----------------------------
James Toll

/s/ James Fellows                   Director                                    November 12, 2001
----------------------------
James Fellows

/s/ Bruce Vann                      Director                                    November 12, 2001
----------------------------
Bruce Vann

/s/ John De Simio                   Director                                    November 12, 2001
----------------------------
John De Simio

/s/ Gary Cowan                      Director                                    November 12, 2001
----------------------------
Gary Cowan

                                    Director                                    November 12, 2001
----------------------------
Daniel Laikin


                       J2 COMMUNICATIONS AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JULY 31, 2000



Reports of Independent Public Accountants                                               F-2/F3

Consolidated Balance Sheets as of July 31, 2001 and 2000                                  F-4

Consolidated Statements of Operations for the Years

Ended July 31, 2001, 2000 and 1999                                                        F-5

Consolidated Statements of Shareholders' Equity

for the Years Ended July 31, 2001, 2000 and 1999                                          F-6

Consolidated Statements of Cash Flows for the Years

Ended July 31, 2001, 2000 and 1999                                                        F-7

Notes to Consolidated Financial Statements                                                F-8



INDEPENDENT AUDITORS' REPORT

Board of Directors
J2 Communications
Los Angeles, California

We have audited the accompanying consolidated balance sheets of J2 Communications and Subsidiaries (the "Company") as of July 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J2 Communications as of July 31, 2001 and the results of their operations and their cash flows for the year ended July 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has significant contingent payments due an officer upon a change of control event. The Company and its Chairman are currently in negotiations with certain shareholders to acquire all interests in the Company held by the Chairman (Note K), after which the Chairman will resign. Consummation of this transaction would trigger the obligations due discussed in Note C, which as the Company may not be able to meet raises substantial doubt about its ability to continue as a going concern. The Company's new management will need to evaluate the Company's liquidity and capital measures. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 8, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To J2 Communications:

We have audited the accompanying consolidated balance sheet of J2 Communications and Subsidiaries (the "Company") as of July 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended July 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J2 Communications as of July 31, 2000 and the results of their operations and their cash flows for the two years ended July 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the consolidated financial statements, in August 2000, the Company received notice from a member of the Board of Directors requesting that a special meeting of the Company's shareholders be called for the purported purpose of nominating a slate of six new directors and replacing all of the Company's incumbent directors. As of October 24, 2000, the Company is currently engaged in discussions with this Director regarding the notice and related matters. Management cannot predict the outcome of these discussions at this time. As discussed in Note C to the consolidated financial statements, the Company has significant contingent payments due an officer upon a change of control event. If a change of control event results as part of these discussions, the amounts due discussed in Note C would be triggered and result in a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The consolidated financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Arthur Andersen LLP
Los Angeles, California

October 24, 2000

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   AS OF JULY 31,
                                                               2001             2000
                                                          ------------      ------------
CURRENT ASSETS

   Cash and cash equivalents                               $   324,472       $ 1,883,750
   Accounts receivable                                               0             6,580
   Inventory                                                         0                 0
   Prepaid expenses and other current assets                    32,685            22,214
                                                           -----------       -----------
          Total current assets                                 357,157         1,912,544

NON-CURRENT ASSETS
   Fixed assets, net of accumulated depreciation                 8,451            19,816
   Intangible assets, net of accumulated amortization        2,936,154         3,176,154
   Other assets                                                      0            10,758
                                                           -----------       -----------
          Total non-current assets                           2,944,605         3,206,728
                                                           -----------       -----------
TOTAL ASSETS                                               $ 3,301,762       $ 5,119,272
                                                           ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $   242,451       $   291,567
   Accrued expenses                                            620,705           374,692
   Settlement payable                                          203,117           203,117
   Stock appreciation rights payable                           843,096           568,820
   Extension payments (Note K)                                 200,000                 0
                                                           -----------       -----------
          Total current liabilities                          2,109,369         1,438,196

                                                           -----------       -----------
     TOTAL LIABILITIES                                       2,109,369         1,438,196
                                                           -----------       -----------

SHAREHOLDERS' EQUITY
   Preferred Stock, no par value, 2,000,000 shares
      authorized, no shares issued and outstanding                   0                 0
   Common Stock, no par value, 15,000,000 shares
      authorized, 1,371,116 and 1,337,046 shares
      issued, respectively                                   9,616,767         9,024,778
   Less: Note receivable on common stock                      (145,700)         (139,940)
   Less: Treasury stock, at cost, 1,166 shares                       0            (1,603)
   Deficit                                                  (8,278,674)       (5,202,159)
                                                           -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                              1,192,393         3,681,076
                                                           -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,301,762       $ 5,119,272
                                                           ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             FOR THE YEARS ENDED JULY 31,
                                                       2001              2000               1999
                                                   -----------       -----------         ----------
REVENUES
  Trademark                                        $   270,408       $ 1,454,239         1,230,284
  Video                                                 22,151            16,020            16,188
  Internet                                              13,685             9,956                 0
                                                   -----------       -----------       -----------
     Total revenue                                     306,244         1,480,215         1,246,472

COSTS AND EXPENSES
  Costs related to trademark revenue                    22,221           144,578           111,598
  Costs related to video revenue                         4,580             3,583            12,793
  Costs related to internet revenue                     36,040           283,929                 0
  Amortization of intangible assets                    240,000           240,000           240,000
  Proxy solicitation                                 1,532,837                 0                 0
  Selling, general & administrative expenses         1,221,338         1,101,784           947,632
  Stock appreciation rights (benefit)/expense          379,695        (1,148,056)        1,699,745
                                                   -----------       -----------       -----------
     Total costs and expenses                        3,436,711           625,818         3,011,768
                                                   -----------       -----------       -----------
  OPERATING INCOME/(LOSS)                           (3,130,467)          854,397        (1,765,296)

OTHER INCOME/(EXPENSE)
  Interest income                                       55,551            87,365            98,845
  Minority interest in income of
     consolidated subsidiary                                 0          (113,846)          (68,102)
  Reduction of accrued liabilities                           0                 0           435,665
                                                   -----------       -----------       -----------
     Total other (expense)/income                       55,551           (26,481)          466,408
                                                   -----------       -----------       -----------
  INCOME/(LOSS) BEFORE INCOME TAXES                 (3,074,916)          827,916        (1,298,888)

Provision for income taxes                               1,600             1,500                 0
                                                   -----------       -----------       -----------
NET INCOME/(LOSS)                                  ($3,076,516)      $   826,416       ($1,298,888)
                                                   ===========       ===========       ===========

Earnings/(loss) per share - basic                  ($     2.26)      $      0.64       ($     1.07)
                                                   ===========       ===========       ===========

Weighted average number of common
  shares -basic                                      1,358,342         1,289,930         1,211,728
                                                   ===========       ===========       ===========

Earnings/(loss) per share - diluted                ($     2.26)      $      0.62       ($     1.07)
                                                   ===========       ===========       ===========

Weighted average number of common
  and common equivalent shares - diluted             1,358,342         1,341,661         1,211,728
                                                   ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Common          Common             Note                                           Total
                                       Stock           Stock         Receivable on      Treasury                     Shareholders'
                                       Shares          Amount        Common Stock         Stock         Deficit          Equity
                                     ---------         ------        ------------       --------        -------      -------------
Balance at July 31, 1998             1,200,000        8,662,995         (128,420)         (1,603)      (4,729,687)       3,803,285
  Interest on note receivable             --              5,760           (5,760)           --               --               --
  Exercise of stock options             17,045           47,836             --              --               --             47,836
  Stock issued in settlement
    of liabilities                      16,667           37,501             --              --               --             37,501
  Net loss                                --               --               --              --         (1,298,888)      (1,298,888)
                                    ----------        ---------       ----------        --------      -----------      -----------
Balance at July 31, 1999             1,233,712        8,754,092         (134,180)         (1,603)      (6,028,575)       2,589,734

  Interest on note receivable             --               --             (5,760)           --               --             (5,760)
  Exercise of stock options            103,334          270,686             --              --               --            270,686
  Net income                              --               --               --              --            826,416          826,416
                                    ----------        ---------       ----------        --------      -----------      -----------
Balance at July 31, 2000             1,337,046      $ 9,024,778      ($  139,940)    ($    1,603)     ($5,202,159)     $ 3,681,076


  Interest on note receivable             --                              (5,760)                            --             (5,760)
  Cancel Treasury Stock                 (1,166)          (1,603)                           1,603             --
  Stock issued for services             23,214          271,263                                                            271,263
  Options granted for services                          287,000                                                            287,000
  Exercise of stock options             12,022           35,329             --              --               --             35,329
  Net loss                                --               --               --              --         (3,076,516)      (3,076,516)
                                    ----------        ---------       ----------        --------      -----------      -----------
Balance at July 31, 2001             1,371,116      $ 9,616,767      ($  145,700)              0      ($8,278,674)     $ 1,192,393
                                   ===========      ===========      ===========     ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             FOR THE YEARS ENDED JULY 31,
                                                                       2001               2000              1999
                                                                   -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                               ($3,076,516)     $   826,416      ($1,298,888)
   Adjustments to reconcile net income/(loss) to net
     cash (used in)/provided by operating activities:
        Depreciation and amortization                                  253,720          250,661          248,327
        Stock appreciation rights (benefit)/expense                    379,695       (1,148,056)       1,699,745
        Minority interest in income of consolidated subsidiary               0          113,846           68,102
        Other                                                           (5,760)          (5,760)               0
        Stock issued in settlement of liabilities                                             0           37,501
        Stock issued for services                                      271,263
        Options granted for services                                   287,000

   Changes in assets and liabilities:
        Decrease/(increase) in accounts receivable                       6,580            2,063           (1,339)
        Decrease/(increase) in inventory                                     0            9,642            4,650
        Decrease/(increase) in prepaid expenses and
            other current assets                                       (10,472)             415           16,327
        Decrease/(increase) in other assets                             10,758            4,895             (912)
        (Decrease)/Increase in accounts payable                        (49,115)          94,922           42,389
       (Decrease) /increase in accrued expenses                        246,013          (56,885)        (396,373)
        Decrease in income taxes payable                               (25,378)         (12,801)
        (Decrease)/increase in minority interest payable                     0         (300,080)               0
        (Decrease)/increase in deferred revenue                        200,000                0         (800,000)
                                                                    ----------      -----------      -----------
  NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY OPERATING ACTIVITIES                               (1,486,834)        (233,299)        (393,272)
                                                                    ----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                             (2,356)         (11,578)         (27,227)
   Sale/(purchase) of marketable securities                                  0                0        1,351,805
                                                                    ----------      -----------      -----------
   NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                                   (2,356)         (11,578)       1,324,578
                                                                    ----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                            35,329          270,686           47,836
   Exercise of Stock Appreciation Rights shares                       (105,419)               0                0
                                                                    ----------      -----------      -----------
   NET CASH AND CASH EQUIVALENTS
     PROVIDED BY FINANCING ACTIVITIES                                  (70,090)         270,686           47,836
                                                                    ----------      -----------      -----------
NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              (1,559,278)          25,809          979,142

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               1,883,750        1,857,941          878,799
                                                                    ----------      -----------      -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                   $   324,472      $ 1,883,750      $ 1,857,941
                                                                   ===========      ===========      ===========
Cash paid for:
     Taxes                                                         $     5,401      $     3,230      $    23,289
                                                                   ===========      ===========      ===========

Supplemental disclosure of non-cash financing Activities:

Stock and options issued for services                                  558,263                0                0
                                                                   ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation - The consolidated financial statements include the accounts of J2 Communications and its subsidiaries ("Company") after elimination of all inter-company items and transactions. The Company, a California corporation, was formed in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During fiscal year 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in publishing the "National Lampoon Magazine" and related activities. Subsequent to the Company's acquisition of NLI, it has de-emphasized its videocassette business and publishing operations and has focused primarily on exploitation of the "National Lampoon" trademark including the October 1999 launch of the Company's website, "nationallampoon.com."

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

As of July 31, 2001, the Company has determined that expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the "National Lampoon" trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible assets.

New Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

A summary of the number of shares used to compute earnings per share is as follows:


                                                             For the Fiscal Year Ended
                                                  July 31, 2001  July 31, 2000  July 31, 1999
                                                  -------------  -------------  -------------

Weighted average number of common
  shares used to compute basic EPS                  1,358,342     1,289,930     1,211,728

Weighted average number of common
  share equivalents                                         0        51,731             0
                                                    ---------     ---------     ---------
Weighted average number of common
  shares used to compute diluted EPS                1,358,342     1,341,661     1,211,728
                                                    =========     =========     =========

Options to purchase 182,167 common shares are not included in the calculation of diluted EPS in the fiscal year ended July 31, 1999 because they are anti-dilutive.

Reclassification - Certain amounts for the fiscal year ended July 31, 1999 have been reclassified to conform with the presentation of the July 31, 2000 amounts. These reclassifications have no effect on reported net income.

NOTE B - ACCRUED EXPENSES

Accrued expenses consist of:


                                                     As of           As of
                                                  July 31, 2001  July 31, 2000
                                                  -------------  -------------
Accrued legal fees                                  $15,000          $10,000
Accrued accounting fees                             $20,000           40,000
Accrued payroll and related items                    85,889           79,922
Accrued video royalties                              49,017           49,971
Accrued television and other royalties              168,914                0
Deferred payroll- officers/shareholders             188,845          188,845
Other                                                93,040            5,954
                                                  ---------        ---------
                                                   $620,705         $374,692
                                                  =========        =========


                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACCRUED EXPENSES (CONTINUED)

Accounting for Stock-Based Compensation:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair-value method of accounting for stock-based compensation plans. In accordance with this standard, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 became effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company's financial statements.

Certain royalties and other expenses (including a contingent payment on the sale of stock issued to settle certain liabilities) accrued in previous years were settled or otherwise satisfied at reduced levels during fiscal year 1999. The reduction in these accruals is reflected as other income in the accompanying consolidated statement of operations.

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

The Company is obligated under an operating lease expiring in December 2001 for an automobile provided by the Company to it chairman, President and Chief Executive Officer.

The Company's minimum future lease payments for the fiscal years indicated are as follows:

                       Office        Auto/
     Year              Space       Equipment       Total
     ----              -----       ---------       -----
     2002             126,748         1,754       128,502
     2003             129,878           292       130,170
     2004             136,138             0       136,138
     2005             136,138             0       136,138
     2006              22,690             0        22,690
                     --------      --------      --------
                     $551,592        $2,046      $553,638


The Company's aggregate lease payments were approximately $142,433, $99,000 and $81,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

Harvard Lampoon Agreement - Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of from 1.5% to 2% on the Company's net receipts from exploitation of the "National Lampoon" trademark. Royalty payments under this agreement were approximately $3,000, $9,000 and $19,000 for the years ended July 31, 2001, 2000 and 1999, respectively. In addition, pursuant to a Settlement Agreement dated November 24, 1998, the Company issued 16,667 shares of its common stock to HLI (which at the time of issue had a value of approximately $38,000), in settlement of various claims made by HLI against the Company.

Guber-Peters Agreement -- Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce "National Lampoon" television programming to Guber-Peters Entertainment Company ("GPEC"). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI's obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2001, the Company has recorded royalty expense of approximately $274,000 relating to the Termination Agreement including approximately $9,000, $83,000 and $53,000 during the years ended July 31, 2001, 2000 and 1999, respectively.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement -- The Company has entered into a Restated Employment Agreement dated July 1, 1999 ("1999 Agreement") with James P. Jimirro, its Chairman, President and Chief Executive Officer. The 1999 Agreement has a term of seven years ("Term") and provides for a base salary of $475,000 with annual increases equal to the greater of 9% or 5% plus the percentage increase in the Consumer Price Index. The 1999 Agreement also provides for (i) an annual bonus of 5% to 9% of the Company's pre-tax earnings in excess of $500,000, (ii) an annual grant of immediately exercisable stock options covering 25,000 shares of the Company's common stock, (iii) an annual grant of immediately exercisable stock appreciation rights relating to 25,000 shares of the Company's common stock, and (iv) such other benefits including medical insurance, an automobile and the reimbursement of business expenses as have previously been provided to Mr. Jimirro.

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

Litigation -- The Company, NLI and certain of their officers and directors became defendants in a lawsuit filed in March 1990 in the Supreme Court of the State of New York, County of Kings, alleging that the then proposed merger between the Company and NLI was financially unfair to the shareholders, among other things. In August 1991, a settlement was reached between the parties ("Settlement Agreement") whereby the Company would issue an additional 25,000 shares of its common stock to NLI shareholders plus issue up to 16,667 shares of its common stock to plaintiff's attorneys' for their fees and expenses. Subsequent to August 1991, to the Company's knowledge, the plaintiffs have not executed the Settlement Agreement or otherwise pursued their causes of action. The Company established a reserve of approximately $203,000 during the fiscal year ended July 31, 1992 for its obligations under the Settlement Agreement.

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

Shareholder Rights Plan -- On July 15, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). The Rights Plan is designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders a premium. In connection with such adoption, a dividend was declared of one preferred share purchase right ("Purchase Right") for each outstanding share of common stock outstanding on August 5, 1999. Subject to certain exceptions, each share of common stock issued by the Company subsequent to such date also carries a Purchase Right.

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

NOTE D - NOTE RECEIVABLE ON COMMON STOCK

On July 14, 1986, James P. Jimirro, the Company's Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note ("Note") for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2001 and 2000 was approximately $146,000 and $140,000, respectively.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - MAJOR CUSTOMERS

During the year ended July 31, 2001, the Company earned revenue from three significant customer of approximately $245,000 representing 41%, 23%, and 16% of revenues respectively. During the year ended July 31, 2000, the Company earned revenue from three significant customers of approximately $1,056,000 representing 27%, 24% and 20% of revenues, respectively. During the year ended July 31, 1999, the Company earned revenue from one significant customer of approximately $800,000 representing 59% of revenues.

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


                                                               Option        Weighted
                                              Number of       Exercise        Average
                                               Options       Price Range   Exercise Price
                                               -------       -----------   --------------
     Balance, July 31, 1998                    249,167     $ 1.68 - $ 4.43      $ 3.03

       Options granted                          42,000     $ 1.53 - $ 2.08      $ 2.02
       Options canceled                        (92,000)    $ 1.69 - $ 3.57      $ 3.04
       Options exercised                       (17,000)    $ 1.69 - $ 3.56      $ 2.91
                                             ---------     ---------------    --------
     Balance, July 31, 1999                    182,167     $ 1.53 - $ 4.43      $ 2.82

       Options granted                         145,832     $ 7.50 - $17.50      $13.10
       Options canceled                        (27,000)    $ 8.00 - $16.13      $14.07
       Options exercised                      (103,334)    $ 1.53 - $11.63      $ 2.62
                                             ---------     ---------------    --------
     Balance, July 31, 2000                    197,665     $ 1.53 - $17.50      $ 9.09

       Options granted                         128,000     $ 9.63 - $14.00      $11.29
       Options canceled                        (16,667)    $ 4.43 - $ 4.43      $ 4.43
       Options exercised                       (12,022)    $ 1.69 - $ 8.25      $ 2.94
                                             ---------     ---------------    --------
     Balance, July 31, 2001                    296,996     $ 1.69 - $14.00      $10.55
                                             =========     ===============    ========

Of the options outstanding at July 31, 2001, 2000 and 1999, 128,000, 107,333 and 149,833, respectively, were exercisable with weighted average exercise prices of $11.29, $4.53 and $2.99. The weighted average remaining life of the options outstanding at July 31, 2001 was 5.18 years.

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


                                                                 For the Fiscal Year Ended
                                                           July 31, 2001   July 31, 2000  July 31, 1999
                                                           -------------   ------------  -------------
      Net income/(loss) - as reported                       ($3,076,516)     $  826,416   ($1,298,888)
      Net income/(loss) - pro forma                         ($3,426,802)     $  341,421   ($1,333,059)

      Basic earnings/(loss) per share - as reported         ($     2.26)     $     0.64   ($     1.07)
      Basic earnings/(loss) per share - pro forma           ($     2.52)     $     0.27   ($     1.10)

      Diluted Earnings/(Loss) Per Share - as reported       ($     2.26)     $     0.62   ($     1.07)
      Diluted Earnings/(Loss) Per Share - pro forma         ($     2.52)     $     0.25   ($     1.10)

The fair value of each option grant on its date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:


                                                                         For the Fiscal Year Ended
                                                            July 31, 2001     July 31, 2000     July 31, 1999
                                                            -------------     -------------     -------------
      Expected dividend yield                                     00%             0.00%            0.00%
      Expected stock price volatility                          89.48%            89.14%           85.77%
      Risk free interest rate                                    5.5%             6.27%            4.95%
      Expected life of option (in years)
                                                                4.00              4.00              3.34

The weighted average fair value of the options granted during the fiscal years ended July 31, 2001, 2000 and 1999 was $11.29, $8.75 and $1.53, respectively.

The Company's Chairman, President and Chief Executive Officer has stock appreciation rights that entitle him to receive, upon demand, a cash payment equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. As of July 31, 2001, 2000, and 1999, the appreciation in these rights was approximately $843,000, $569,000, and $1,717,000, respectively, and is reflected under stock appreciation rights payable in the accompanying consolidated balance sheets.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

NOTE G - INCOME TAXES

The Company's provision for income taxes is as follows:


                                                           For the Fiscal Year Ended
                                                July 31, 2001     July 31, 2000     July 31, 1999
                                                -------------     -------------     -------------
Federal income taxes                               $    0            $    0             $   0
State income taxes                                  1,600             1,500                 0
                                                   ------            ------             ------
Provision for income taxes                         $1,600            $1,500                 0
                                                   ======            ======            ======

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:


                                                          For the Fiscal Year Ended
                                                July 31, 2001    July 31, 2000     July 31, 1999
                                                -------------    -------------     -------------
Statutory federal income tax rate                   (34%)            34%              (34%)
State income taxes                                   --              --                --
Amortization of intangible assets                     7%             10%                6%
Other, primarily utilization of
  valuation allowances                               27%            (44%)              28%
                                                    ---             ---               ---
Effective tax rate                                    0%              0%                0%
                                                    ===             ===               ===


The Company's effective tax rate is lower than the statutory rate due to the utilization of prior years operating losses not previously benefited.

For federal and state income tax purposes, as of 7/31/01 the Company has available net operating loss carryforwards of approximately $4,225,000 and $1,695,000 respectively (expiring between 2008 and 2016) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                            As of               As of
                                        July 31, 2001      July 31, 2000
                                        -------------      -------------
Net operating loss carryforwards          1,925,000             581,000
Accrued liabilities                         413,000             258,000
Royalty reserves                             87,000              17,000
                                        -----------         -----------
                                          2,425,000             856,000
Valuation allowance                      (2,425,000)           (856,000)
                                        -----------         -----------
Net deferred tax assets                 $         0         $         0
                                        ===========         ===========

Valuation allowances of $2,425,000 and $856,000 were recorded at July 31, 2001 and 2000, respectively, to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," during the fiscal year ended July 31, 1999 which changed the way the Company reports information about its operating segments. The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the "nationallampoon.com" website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments. Summarized financial information for the fiscal years ended July 31, 2001, 2000 and 1999 concerning the Company's segments is as follows:


                                             Trademark            Internet             Video              Total
                                             ---------            --------             -----              -----

Year Ended July 31, 2001
     Segment revenue                        $   270,000         $    14,000         $    22,000        $   306,000
     Segment operating income/(loss)           (210,000)           (787,000)             18,000           (979,000)
     Identifiable assets                              0              20,000                   0             20,000
     Capital expenditures                             0                   0                   0                  0
     Depreciation expense                             0               7,000                   0              7,000

Year Ended July 31, 2000
     Segment revenue                        $ 1,454,000         $    10,000         $    16,000        $ 1,480,000
     Segment operating income/(loss)            776,000            (955,000)             12,000           (167,000)
     Identifiable assets                              0              20,000                   0             20,000
     Capital expenditures                             0              12,000                   0             12,000
     Depreciation expense                             0              11,000                   0             11,000

Year Ended July 31, 1999
     Segment revenue                        $ 1,228,000         $         0         $    18,000        $ 1,246,000
     Segment operating income/(loss)            425,000            (324,000)              5,000            106,000
     Identifiable assets                              0              19,000              10,000             29,000
     Capital expenditures                             0              27,000                   0             27,000
     Depreciation expense                             0               8,000                   0              8,000


A reconciliation of segment operating income/(loss) to net income/(loss) before income taxes for the fiscal years ended July 31, 2001, 2000 and 1999 is as follows:


                                                                    For the Fiscal Year Ended
                                                        July 31, 2001     July 31, 2000    July 31, 1999
                                                        -------------     -------------    -------------
 Segment operating (loss)/income                       (979,000)           (167,000)        $   106,000
 Amortization of intangible assets                     (240,000)           (240,000)           (240,000)
 Stock appreciation rights benefit/(expense)           (380,000)          1,148,000          (1,700,000)
 Other income                                           436,000
                                                                                                      0

 Interest income                                         56,000              99,000
                                                                                                 87,000

Corporate expenses incurred related to
the change in control of the Company                 (1,533,000)
                                                    -----------         -----------         -----------
 Net income/(loss) before income taxes              ($3,076,000)        $   828,000         ($1,299,000)
                                                    ===========         ===========         ===========

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - SEGMENT INFORMATION (CONTINUED)

A reconciliation of reportable segment assets to consolidated total assets as of July 31, 2001, 2000 and 1999 is as follows:


                                                      For the Fiscal Year Ended
                                          July 31, 2001     July 31, 2000     July 31, 1999
                                          -------------     -------------     -------------
Total assets for reportable segments        $   20,000        $   20,000        $   29,000
Goodwill not allocated to segments           2,936,000         3,176,000         3,416,000
Cash and cash equivalents                      324,000         1,884,000         1,858,000
Short-term investments                               0                 0                 0
Other unallocated amounts                       22,000            39,000            47,000
                                            ----------        ----------        ----------
Total assets                                $3,302,000        $5,119,000        $5,350,000
                                            ==========        ==========        ==========

NOTE I - JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture ("Joint Venture") established in 1975 for the development and production of the film "National Lampoon's Animal House" ("Film"). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and an expense recorded corresponding to the minority partner's interest in the proceeds from the Joint Venture. The revenue received by the joint venture relating to the Film was approximately $71,000, $322,000 and $251,000 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

Bruce Vann, one of the Company's directors, is a partner of the law firm Kelly, Lytton, Mintz and Vann retained by the Company for various legal matters. Legal expenses of approximately $46,000, $25,000 and $13,000 were incurred with respect to work performed by Mr. Vann's firm for the Company during the fiscal years ended July 31, 2001, 2000 and 1999.

See Notes C, D and F to these consolidated financial statements for information concerning certain transactions between the Company and the Company's Chairman, President and Chief Executive Officer.

                       J2 COMMUNICATIONS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - PENDING TRANSACTIONS

On March 5, 2001, the Company, James P. Jimirro, the Company's Chairman and Chief Executive Officer, Daniel Laikin and Paul Skjodt, another shareholder of the Company acting in concert with Mr. Laikin, entered into an agreement (the "Laikin-Skjodt Agreement"; the transactions contemplated by the Laikin-Skjodt Agreement are referred to herein as the "Laikin-Skjodt Transactions") pursuant to which the parties agreed, among other things and subject to various conditions, that Mr. Laikin and Mr. Skjodt and/or their associates and affiliates (collectively referred to herein as the "Laikin-Skjodt Group") would purchase all of the interests of Mr. Jimirro in the Company (including common stock, vested stock options and common stock issuable upon exercise of Mr. Jimirro's stock appreciation rights) for aggregate consideration of approximately $4.6 million and, in accordance with Mr. Jimirro's employment agreement, the Company would pay Mr. Jimirro $2.5 million of deferred compensation due upon a change in control of the Company ("Deferred Compensation"). The Laikin-Skjodt Agreement further provided, subject to various conditions, that the Laikin-Skjodt Group would purchase 227,273 shares of the Company's common stock from the Company for a purchase price of between approximately $5.21 and $9.90 per share, based on a formula, to partially fund the Company's Deferred Compensation obligation to Mr. Jimirro and may also acquire, at the Laikin-Skjodt Group's option, up to an additional 300,000 shares of the Company's common stock directly from the Company at a purchase price of $11.00 per share. The Laikin-Skjodt Group's obligations set forth above are subject to the satisfaction of certain conditions including due diligence and financing.

The Laikin-Skjodt Agreement further provided that at the closing of the Laikin-Skjodt Transactions, Mr. Jimirro would resign as an officer and Director of the Company and enter into a long-term consulting and non-compete agreement with the Company providing for aggregate payments to Mr. Jimirro over time of approximately $3.8 million plus fringe benefits expected to cost the Company approximately $360,000 and would receive options, vesting over four years, to purchase up to 250,000 shares of the Company's common stock at a price equal to the average market price of such common stock during the five days immediately preceding the closing date of Laikin-Skjodt Transactions. The Company's obligations under the consulting and non-compete agreement would be secured by a lien on the Company's assets.

If the transactions are consummated, the Company will be required to record an expense related to the transfer of options from Mr. Jimirro to the Laikin Skjodt Group and the difference between the purchase price and the fair market value of the common stock and stock options sold by Mr. Jimirro. The exact amount of this charge cannot be determined until consummation of the transactions and is dependent upon the market price of the Company's common stock on the closing date. If the market price for the Company's common stock on the closing date of the transactions is between $10.00 and $15.00, this charge is estimated to be between $2.0 million and $2.5 million, respectively. The Company also estimates that it will record expenses on closing of the transactions related to Mr. Jimirro's Deferred Compensation and the consulting and non-compete agreement in the aggregate amount of approximately $6.2 million.

Pursuant to the Laikin-Skjodt Agreement, Messrs. Laikin and Skjodt agreed to a standstill agreement effective during the period prior to the closing of the Laikin-Skjodt Transactions, which standstill agreement generally precludes Messrs. Laikin and Skjodt from purchasing or selling the Company's securities or exerting influence over the Company's governance, by solicitation of proxies or otherwise, and agreed to the same standstill agreement in the event that the closing of the Laikin-Skjodt Transactions does not occur prior to the termination date of the Laikin-Skjodt Agreement. The Company subsequently consented to a waiver of the initial standstill commitment in order to allow Messrs. Laikin and Skjodt to purchase up to 67,700 shares of the Company's common stock on the open market.

     The Laikin-Skjodt Agreement also provides for a tender offer by Messrs. Laikin and Skjodt for all the remaining outstanding shares of the Company's common stock at a price of $15.00 per share no later than the first anniversary of the closing of the Laikin-Skjodt Transactions if the Company's common stock does not trade at or above $15.00 per share for any twenty (20) days during any period of thirty (30) consecutive trading days during the 365 days following the consummation of the Laikin-Skjodt Transactions.

     Completion of the Laikin-Skjodt Transactions, which have been approved by the Company's board of directors, are subject to due diligence and financing contingencies, shareholder approval (if reasonably deemed necessary by the Company based upon the advice of counsel) and customary closing conditions and regulatory approvals. Messrs. Jimirro, Laikin and Skjodt, collectively holders of over 39% of the Company's outstanding common stock, have agreed to vote in favor of the Laikin-Skjodt Transactions if they are submitted to the Company's shareholders.

     The transactions were scheduled to close on or before June 30, 2001, however, the transactions have not been consummated as of that date. From June 30, 2001 the Company agreed to extend the closing date of the transaction for a non-refundable extension fee of $25,000 per week or $100,000 per month to be applied against stock purchase if the transaction is consummated. As of July 31, 2001, the Company received $200,000 from the Laikin group to extend the closing date to August 31, 2001, classified as Extension payments in the financial statements.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed herein, as of November 4, 2001, the Company is still waiting for the completion of the transactions. Management at this time cannot predict the outcome of as to whether the transactions will be completed. However, if a change of control results from these transactions, the significant contingent amounts due an officer discussed in NOTE C - COMMITMENTS AND CONTINGENCIES could be triggered which would result in a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE L -- SUBSEQUENT EVENTS

     On October 26, 2001 the Company signed an extension to the Letter of Agreement until November 15, 2001. Through November 15, 2001 the Company will have received $450,000 from the Laikin group for extending the closing date of the letter agreement from June 30, 2001 to November 15, 2001.