Form 10-Q
period 2001-10-31
J2 COMMUNICATIONS /CA/
filed 2001-12-17
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 2001      Commission File No. 0-15284


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

                                 YES [X] NO [ ]


As of December 12, 2001 the registrant had 1,379,816 shares of its common stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   AS OF            AS OF
                                                               OCT. 31, 2001     JUL. 31, 2001
                                                               -------------     -------------
                                                                (UNAUDITED)
   CURRENT ASSETS
        Cash and cash equivalents                               $   449,706       $   324,472
        Prepaid expenses and other current assets                    32,267            32,685
                                                                -----------       -----------

            Total current assets                                    481,973           357,157

   NON-CURRENT ASSETS
        Fixed assets, net of accumulated depreciation                 5,021             8,451
        Intangible assets, net of accumulated amortization        2,876,154         2,936,154
                                                                -----------       -----------

            Total non-current assets                              2,881,175         2,944,605
                                                                -----------       -----------
   TOTAL ASSETS                                                 $ 3,363,148       $ 3,301,762
                                                                ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
        Accounts payable                                        $   268,524       $   242,451
        Accrued expenses                                            863,244           620,705
        Settlement payable                                          203,117           203,117
        Stock appreciation rights payable                           567,570           843,096
        Extension payments                                          425,000           200,000
                                                                -----------       -----------
          TOTAL LIABILITIES                                       2,327,455         2,109,369
                                                                -----------       -----------

   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, 2,000,000 shares
            authorized, no shares issued and outstanding                  0                 0
        Common Stock, no par value, 15,000,000 shares
            authorized, 1,379,816 and 1,371,116 shares
            issued, respectively                                  9,684,368         9,616,767
        Less: Note receivable on common stock                      (147,140)         (145,700)
        Deficit                                                  (8,501,535)       (8,278,674)

                                                                -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY                              1,035,693         1,192,393
                                                                -----------       -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,363,148       $ 3,301,762
                                                                ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                               ENDED OCT. 31,
                                                           2001              2000
                                                       -----------       -----------
REVENUES
    Trademark                                          $   151,947       $   132,473
    Video                                                      299             8,573
    Internet                                                   501                29
                                                       -----------       -----------
       Total revenue                                       152,747           141,075

COSTS AND EXPENSES
    Costs related to trademark revenue                       7,008            11,298
    Costs related to video revenue                              13             2,815
    Costs related to internet revenue                        7,193            11,490
    Amortization of intangible assets                       60,000            60,000
    Selling, general & administrative expenses             579,117           890,078
    Stock appreciation rights expense                     (275,526)          437,508
                                                       -----------       -----------
        Total costs and expenses                           377,805         1,413,189
                                                       -----------       -----------
    OPERATING (LOSS)                                      (225,058)       (1,272,114)

OTHER INCOME/(EXPENSE)
    Interest income                                          2,997            24,183
                                                       -----------       -----------
      Total other income/(expense)                           2,997            24,183
                                                       -----------       -----------
 (LOSS) BEFORE INCOME TAXES                               (222,061)       (1,247,931)

Provision for income taxes                                     800                 0
                                                       -----------       -----------
 NET (LOSS)                                               (222,861)      ($1,247,931)
                                                       ===========       ===========

  Net (loss) per share -- basic and diluted            ($     0.16)      ($     0.92)
                                                       ===========       ===========
  Weighted average number of common
    shares -- basic and diluted                          1,378,124         1,349,589
                                                       ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                    ENDED OCTOBER 31,
                                                                  2001              2000
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit/(loss)                                             (222,861)      ($1,247,931)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                              63,429            63,430
        (Decrease)/increase in stock appreciation rights         (275,526)          437,508
        Other                                                      (1,440)                0
        Stock issued for services                                       0           149,144
   Changes in assets and liabilities:
        (Increase)/decrease in accounts receivable                      0           (57,757)
        (Increase) decrease  in prepaid expenses and
            other current assets                                      419              (766)
        Decrease/(increase) in other assets                             0               717
        Increase/(decrease) in accounts payable                    26,073           289,645
        Increase/(decrease) in accrued expenses                   242,539           (25,990)
        (Decrease)/increase in extension payments                 225,000
                                                              -----------       -----------
   NET CASH AND CASH EQUIVALENTS
   PROVIDED BY/ USED IN OPERATING ACTIVITIES                       57,633          (392,000)
                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                             0            (2,355)
                                                              -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                       0            (2,355)
                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                       67,601             4,641
                                                              -----------       -----------
   NET CASH AND CASH EQUIVALENTS
     PROVIDED BY FINANCING ACTIVITIES                              67,601             4,641
                                                              -----------       -----------
NET INCREASE /(DECREASE) IN CASH AND
  AND CASH EQUIVALENTS                                            125,234          (389,714)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                          324,472         1,883,750
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                449,706       $ 1,494,036
                                                              ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2001 included in the J2 Communications ("Company" or "Registrant") annual report on Form 10-K for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2001, and the results of operations and cash flows for the three month periods ended October 31, 2001 and 2000 have been included.

The results of operations for the three month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in ITEM 2 - RECENT DEVELOPMENTS, as of December 14, 2001, the Company is currently engaged in litigation with certain of its shareholders. Management cannot predict the outcome of this litigation at this time. However, if a change of control results as part of these discussions, the significant contingent amounts due an officer discussed in ITEM 11 -- EXECUTIVE COMPENSATION of the Company's annual report on Form 10-K for the year ended July 31, 2001 could be triggered which would result in a net capital deficiency that raises substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of this contingency.

NOTE B -- EARNINGS PER SHARE

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

                       J2 COMMUNICATIONS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - EARNINGS PER SHARE (CONTINUED)

Options to purchase 74,566 and 114,000 common shares are not included in the calculation of diluted earnings per share during the three months ended October 31, 2001 and 2000 respectively because their inclusion would be anti-dilutive.

NOTE C -- SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments. Summarized financial information for the three month periods ended October 31, 2001 and 2000 concerning the Company's segments is as follows:

                                           Trademark        Internet         Video          Total
                                           ---------       ---------       ---------      ---------
Three Months Ended October 31, 2001
     Segment revenue                       $ 152,000       $   1,000       $       0      $ 153,000
     Segment operating income/(loss)        (110,000)       (330,000)              0       (440,000)

Three Months Ended October 31, 2000
     Segment revenue                       $ 132,000       $       0       $   9,000      $ 141,000
      Segment operating income/(loss)          3,000        (220,000)          6,000       (211,000)


A reconciliation of segment operating loss to net income before income taxes for the three month periods ended October 31, 2001 and 2000 is as follows:

                                                           FOR THE THREE MONTHS ENDED
                                                        OCT. 31, 2001        OCT. 31, 2000
                                                        -------------        -------------
Total segment operating (loss)                             (440,000)          ($  211,000)
Amortization of intangible assets                            60,000                60,000
Stock appreciation rights (income)/expense                 (275,000)              438,000
Interest income                                              (3,000)              (24,000)
Corporate expenses incurred related to
the change in control of the Company                                              563,000
                                                        -----------           -----------
Net loss before income taxes                            ($  222,000)          ($1,248,000)
                                                        ===========           ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

TERMINATION OF THE LAIKIN-SKJODT AGREEMENT; LITIGATION

        On November 19, 2001, the Company terminated the Letter Agreement, dated March 5, 2001, among the Company, James P. Jimirro, Daniel S. Laikin and Paul Skjodt (the "Letter Agreement") in accordance with its terms. Pursuant to the Letter Agreement, Messrs. Laikin and Skjodt had agreed, subject to the satisfaction of certain conditions, to acquire shares of the Company's common stock from the Company and Mr. Jimirro, all as set forth therein and as previously disclosed.

        On November 16, 2001, Messrs. Laikin and Skjodt filed a lawsuit in Los Angeles County Superior Court against the Company and Mr. Jimirro seeking, among other matters, to have the Letter Agreement rescinded and for damages based on alleged fraud. On November 28, 2001 the Company and Mr. Jimirro filed an Answer, and a separate Cross-Complaint, in this action. In the Answer the Company and Mr. Jimirro generally deny the allegations of Messrs. Laikin and Skjodt, and in the Cross-Complaint the Company and Mr. Jimirro assert a number of affirmative claims against Messrs. Laikin and Skjodt and the other named defendants, including fraud, and breach of contract.

        On November 27, 2001, the Company was served with a Complaint filed in Los Angeles County Superior Court on November 21, 2001 by Lawrence D. Lerner, a purported shareholder of the Company. The Complaint demands that the Company hold an annual meeting of shareholders. The Company expects to defend this action vigorously. In particular, the Company believes that it will prove impractical to hold such a meeting until the litigations with Messrs. Laikin and Skjodt described above are resolved, as Messrs. Laikin and Skjodt have, as described above, requested that the Letter Agreement, including the post-closing voting and standstill provisions thereof, be rescinded. The enforcement of such voting and standstill provisions will materially affect the outcome of any shareholder meeting.

        On November 28, 2001, the Company and Mr. Jimirro filed a lawsuit in United States District Court in Los Angeles against Messrs. Laikin and Skjodt, among others, alleging fraud and numerous violations of the Federal securities law. In their Complaint the Company and Mr. Jimirro seek damages, specific performance of specified provisions of the Letter Agreement and a range of equitable relief.

NASDAQ LISTING ISSUES

        On November 26, 2001, the Company received notification from NASDAQ stating that the Company no longer satisfied certain quantitative net tangible asset and equity valuation standards required for the continuation of its NASDAQ Small Cap listing. The Company has continued to discuss its listing with NASDAQ officials and has discussed certain scenarios pursuant to which the Company might achieve compliance with the applicable NASDAQ SmallCap Market listing requirements. However, in light of the Company's current economic condition, and in particular, in light of the non-consummation of the transactions contemplated by the Letter Agreement, there can be no assurance that any such scenario will come to fruition. Accordingly, NASDAQ could, at any time and without further notice, de-list the Company's common stock from trading on the NASDAQ SmallCap Market.

        The Company was previously informed by NASDAQ that de-listing procedures might be initiated in the event that the Company did not send out a proxy solicitation for an annual meeting of shareholders by November 30, 2001 or hold a meeting by December 30, 2001. In light of the impracticalities of holding a shareholders meeting at this time described above, the Company has notified NASDAQ that it will not be able to comply with such requests.

        If the Company's common stock is de-listed from the NASDAQ SmallCap Market, it may trade only on the OTC Bulletin Board (or through other vehicles offering limited trading options), and the liquidity of the Company's common stock may, accordingly, be materially diminished. As of the date hereof, NASDAQ has not sent the Company a formal de-listing notice.

STATUS OF EMPLOYMENT AGREEMENT WITH JAMES P. JIMIRRO

        The Company is analyzing the legal impact on the Company of the disclosures set forth in the Schedule 13D filed by, among others, Messrs. Laikin and Skjodt with the Securities and Exchange Commission, as amended (the "Laikin
Schedule 13D"). Among other matters, the Company is considering the impact of those disclosures on the Restated Employment Agreement, dated July 1, 1999 (the "1999 Agreement"), with Mr. Jimirro, its Chairman, President and Chief Executive Officer. As previously disclosed, under the 1999 Agreement, in the event of, among other matters, a "Change in Control" of the Company or any one of the specified "Executive Termination Events," Mr. Jimirro, upon delivery of a notice of termination to the Company, is generally entitled to receive a lump sum payment of all salary due for the remaining term specified therein (excluding subsequent annual increases) and to continue to receive all benefits, bonuses, stock options and stock appreciation rights for the remaining term. Further, to the extent the aforesaid payments result in any excise tax liability under the Internal Revenue Code of 1986, the Company is obligated to make an additional payment to Mr. Jimirro equal to the amount of such excise taxes plus any income or other payroll taxes resulting from such excise tax payment. In addition, Mr. Jimirro, at his request, shall be engaged as a consultant to the Company for a term of five years at the annual rate of 50% of his salary at the time of termination. Under the 1999 Agreement, a "Change in Control" has occurred, among other situations, if any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) is or becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing more than 25% or more of the combined voting power of the Company's then outstanding securities. It is possible, accordingly, that the disclosures contained in the Laikin Schedule 13D indicates that such a Change in Control has occurred. To date, the Company has not received a notice of termination from Mr. Jimirro. If, however, such a Change in Control has occurred and Mr. Jimirro successfully asserts his entitlement to the payments discussed above (or ceases to voluntarily waive his entitlement to salary and other amounts voluntarily deferred by him in the past, as also previously disclosed), the Company could face the obligation to deliver approximately $7,000,000 in cash to Mr. Jimirro, and other future considerations to him. The Company does not currently have such capital, and there can be no assurance that, if such capital is required, the Company will be able to raise it on reasonable terms, or at all.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 2001 VS. THE THREE MONTHS ENDED OCTOBER 31, 2000

        For the quarter ended October 31, 2001 trademark revenues were approximately $152,000 as compared to approximately $132,000 for the quarter ended October 31, 2000, representing an increase of 15%. This increase resulted primarily from increased revenue from book sales, approximately $8,000 in fiscal 2002 versus $296 in fiscal 2001, and approximately $26,000 in television royalties received during fiscal 2002 versus zero during the first fiscal quarter of 2001. Costs related to trademark revenue for the quarter ended October 31, 2001 decreased to approximately $7,000 from $11,000 during fiscal 2001 primarily due to third party royalties associated with certain trademark revenues. Video revenues during the first quarter of fiscal 2002 declined to approximately $300 from approximately $9,000 during the first quarter of fiscal 2001, representing a decrease of 97%. 2001 video sales were limited to individual video sales of "The Mother Goose Video Treasury". Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) were approximately $7,000 during the quarter ended October 31, 2001 versus $11,000 during the quarter ended October 31, 2000, representing a decline of 37%. The decline in Internet costs were due to reductions in the cost of content creation.

        Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended October 31, 2001 and 2000. Selling, general and administrative costs decreased by approximately $311,000 to $579,000 during the quarter ended October 31, 2001 versus approximately $890,000 during the same period last year. This decrease of 35% resulted primarily from a decline to approximately $283,000 in fiscal 2002 for expenses incurred by the Company relating to the Company's extensive negotiations with Messrs. Laikin and Skjodt resulting in the termination of the Letter Agreement as discussed in "Recent Developments" versus $563,000 in 2001 for theses costs, representing a decrease of $280,000. There was also a decrease of approximately $53,000 in salary expenses due to a reduction in full time employees during the first quarter of fiscal 2002 versus 2001.

        During the quarter ended October 31, 2001, the Company recorded a negative expense of approximately $(276,000) related to stock appreciation rights ("SARs") granted to the Company's chief executive officer versus an expense of $438,000 in the prior year. This resulted from a decrease in the Company's stock price during the quarter that decreased the amount payable by the Company to the chief executive officer if he were to exercise of the outstanding SARs. During the prior year there was an increase in the stock price at quarter end versus the price at year-end fiscal 2000, which increase the amount payable to the chief executive officer.

        Interest income during the quarter ended October 31, 2001 decreased to approximately $3,000 versus approximately $24,000 during the quarter ended October 31, 2000. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year. Cash balances during the first fiscal quarter of 2001 averaged approximately $1.5 million, versus $350,000 to approximately $450,000 during the first quarter of fiscal 2002.

        For the three months ended October 31, 2001, the Company had a net loss of approximately $223,000 or $0.16 per share versus a loss of approximately $1,248,000, or $0.92 per share for the quarter ended October 31, 2000. This decrease in the loss resulted primarily from (i) the decrease in SG&A expenses related to the Laikin/Skjodt group, and (ii) a decline in SAR liabilities and the expense associated with that liability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of working capital during the quarter ended October 31, 2001 was trademark and extension fee income. The Company's management believes that its existing cash resources will be sufficient to fund its ongoing operations for at least the next twelve months. However, unless the Company's Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

        In addition, there has been to date no resolution to the Company's previously disclosed ongoing disputes with Messrs. Laikin and Skjodt and the other members of their group. See ITEM 2 -- MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS for more information on these disputes. As previously disclosed, if a change in control of the Company were to occur as a result of the actions of such group, or otherwise, significant contingent amounts due an officer of the Company as discussed in ITEM 11. - EXECUTIVE COMPENSATION of the Company's annual report on Form 10-K for the year ended July 31, 2001 could be triggered which would result in a net capital deficiency and the need for the Company to obtain additional capital. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

        For the three months ended October 31, 2001, the Company's net cash flow provided by its operating activities was approximately $58,000, an increase of $450,000 versus approximately $392,000 of net cash flow used in operating activities during the three months ended October 31, 2000. This increase results primarily from the receipt of extension fee funds from Mr. Laikin related to the Letter Agreement and decreased general and administrative expenses incurred during the quarter ended October 31, 2001. At October 31, 2001, the Company had cash and cash equivalents of approximately $450,000 as compared to approximately $324,000 at July 31, 2001.

FUTURE COMMITMENTS

        The Company does not have any material future commitments for capital expenditures. However, in light of the continued costs of the current litigation, and the potential obligation to Mr. Jimirro (See RECENT DEVELOPMENTS
- STATUS OF EMPLOYMENT AGREEMENT WITH JAMES P. JIMIRRO above), the Company may experience a significant working capital shortage. In such event, the Company would need to obtain debt or ongoing capital to cover such shortfall. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all. The ongoing litigation may make obtaining such capital virtually impossible.

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete projects that are successful in the marketplace, to resolve litigation on acceptable terms, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

TERMINATION OF THE LAIKIN-SKJODT AGREEMENT; LITIGATION

        On November 16, 2001, Messrs. Laikin and Skjodt filed a lawsuit in Los Angeles County Superior Court against the Company and Mr. Jimirro seeking, among other matters, to have the Letter Agreement rescinded and for damages based on alleged fraud. On November 28, 2001 the Company and Mr. Jimirro filed an Answer, and a separate Cross-Complaint, in this action. In the Answer the Company and Mr. Jimirro generally deny the allegations of Messrs. Laikin and Skjodt, and in the Cross-Complaint the Company and Mr. Jimirro assert a number of affirmative claims against Messrs. Laikin and Skjodt and the other named defendants, including fraud, and breach of contract.

        On November 28, 2001, the Company and Mr. Jimirro filed a lawsuit in United States District Court in Los Angeles against Messrs. Laikin and Skjodt, among others, alleging fraud and numerous violations of the Federal securities law. In their Complaint the Company and Mr. Jimirro seek damages, specific performance of specified provisions of the Letter Agreement and a range of equitable relief.

        On November 27, 2001, the Company was served with a Complaint filed in Los Angeles County Superior Court on November 21, 2001 by Lawrence D. Lerner, a purported shareholder of the Company. The Complaint demands that the Company hold an annual meeting of shareholders. The Company expects to defend this action vigorously. In particular, the Company believes that it will prove impractical to hold such a meeting until the litigations with Messrs. Laikin and Skjodt described above are resolved, as Messrs. Laikin and Skjodt have, as described above, requested that the Letter Agreement, including the post-closing voting and standstill provisions thereof, be rescinded. The enforcement of such voting and standstill provisions will materially affect the outcome of any shareholder meeting.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)
     --------
        3.1     Restated Articles of Incorporation of Registrant. (1)

        3.2 Certificate of Amendment of Restated Articles of Incorporation filed April 27, 1989. (2)

        3.3 Certificate of Amendment of Restated Articles of Incorporation filed July 14, 1993. (2)

        3.4 Certificate of Amendment of Restated Articles of Incorporation filed October 29, 1998. (3)


        3.5     Amendment to Bylaws of Registrant dated July 15, 1999. (4)

        3.6     Amendment to Bylaws of Registrant dated August 18, 2000. (5)

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


(b) FORMS 8-K

Registrant's Current Report on Form 8-K filed on August 2, 2001.

Registrant's Current Report on Form 8-K filed on August 24, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 2001                    J2 COMMUNICATIONS


                                            By: /s/James Toll
                                                --------------------------------
                                                James Toll
                                                Chief Financial Officer