Form 10-Q
period 2002-01-31
J2 COMMUNICATIONS /CA/
filed 2002-03-22
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2002	Commission File No. 0-15284

J2 COMMUNICATIONS
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-4053296 (I.R.S. Employer Identification No.)

10850 Wilshire Blvd., Suite 1000
Los Angeles, California 90024
(Address of principal executive offices)

Registrant’s telephone number: (310) 474-5252

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]    NO [   ]

As of March 21, 2002 the registrant had 1,382,482 shares of its common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF
	JAN. 31, 2002	JUL. 31, 2001

	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$357,053	$324,472
Prepaid expenses and other current assets	29,871	32,685

Total current assets	386,924	357,157

NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	1,591	8,451
Intangible assets, net of accumulated amortization	2,816,154	2,936,154

Total non-current assets	2,817,745	2,944,605

TOTAL ASSETS	$3,204,669	$3,301,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$514,376	$242,451
Accrued expenses	826,661	620,705
Settlement payable	—	203,117
Stock appreciation rights payable	—	843,096
Extension payments	450,000	200,000

TOTAL LIABILITIES	1,791,037	2,109,369

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 2,000,000 shares authorized, no shares issued and outstanding	0	0
Common Stock, no par value, 15,000,000 shares authorized, 1,379,816 and 1,371,116 shares issued, respectively	9,825,262	9,616,767
Less: Note receivable on common stock	(148,580)	(145,700)
Accumulated deficit	(8,263,050)	(8,278,674)

TOTAL SHAREHOLDERS’ EQUITY	1,413,632	1,192,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,204,669	$3,301,762

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED JAN. 31,		ENDED JAN. 31,

	2002	2001	2002	2001

REVENUE
Trademark	$222,222	$15,456	$374,168	$147,929
Video	548	2,821	847	11,394
Internet	4	4,794	505	4,823

Total revenue	222,774	23,071	375,520	164,146
COSTS AND EXPENSES
Costs related to trademark revenue	3,824	401	11,036	11,699
Costs related to video revenue	300	120	646	2,935
Costs related to internet revenue	7,092	7,883	13,743	19,373
Amortization of intangible assets	60,000	60,000	120,000	120,000
Selling, general & administrative expenses	343,115	476,052	922,237	1,366,130
Stock appreciation rights (benefit)/expense	(567,570)	(177,086)	(843,096)	260,422
Conversion of stock appreciation rights to stock options	140,894		140,894

Total costs and expenses	(12,345)	367,370	365,460	1,780,559

OPERATING (LOSS)/INCOME	235,119	(344,299)	10,060	(1,616,413)
OTHER INCOME/(EXPENSE)
Interest income	3,366	17,712	6,364	41,895
Minority interest in income of consolidated subsidiary	0	0	0	0

Total other income/(expense)	3,366	17,712	6,364	41,895

(LOSS)/INCOME BEFORE INCOME TAXES	238,485	(326,587)	16,424	(1,574,518)
Provision for state income taxes	—	1,600	800	1,600

NET (LOSS)/INCOME	$238,485	($328,187)	$15,624	($1,576,118)

Net (loss)/income per share — basic	$0.17	($0.24)	$0.01	($1.17)

Weighted average number of common shares — basic	1,379,816	1,353,102	1,378,970	1,351,346

Net (loss)/income per share — diluted	$0.17	($0.24)	$0.01	($1.17)

Weighted average number of common and common equivalent shares — diluted	1,435,969	1,353,102	1,430,859	1,351,346

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JANUARY 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$15,624	($1,576,118)
Adjustments to reconcile net loss/(income) to net cash used in operating activities:
Depreciation and amortization	126,860	126,860
Stock appreciation rights expense/(benefit)	(843,096)	260,422
Conversion of stock appreciation rights to stock options	140,894
Stock issued for services	0	149,144
Other	(2,880)	(1,420)
Changes in assets and liabilities:
Decrease in accounts receivable	0	6,580
(Increase)/decrease in prepaid expenses and other current assets	2,814	(910)
Increase in other assets	0	(1,180)
Increase in accounts payable	271,925	36,200
Increase/(decrease) in accrued expenses	205,956	64,737
(Decrease) in settlement payable	(203,117)
(Decrease)/increase in extension payments	250,000

NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(35,020)	(935,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	(2,355)

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	0	(2,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	67,601	7,266
Cash paid on exercise of stock appreciation rights		(105,419)

NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	67,601	(98,153)

NET INCREASE/(DECREASE) IN CASH AND AND CASH EQUIVALENTS	32,581	(1,036,193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	324,472	1,883,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$357,053	$847,557

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2001 included in the J2 Communications (“Company” or “Registrant”) annual report on Form 10-K for that period.

     In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 31, 2002, and the results of operations and cash flows for the three and six month periods ended January 31, 2002 and 2001 have been included.

     The results of operations for the three and six month periods ended January 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2001.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Item 2 - Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources, the Company’s management believes that its existing cash resources will be sufficient to fund its current operations at least through July 31, 2002. If the transactions discussed in Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations — Recent Developments are not consummated the Company will need to immediately obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. In the event the transactions discussed in Item 2 - Management’s Discussion and Analysis of Financial Position and Results of Operations — Recent Developments are consummated, the Company will need to evaluate its liquidity and capital resources. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The report on our financial statements for the fiscal year ended July 31, 2001 contains an explanatory paragraph indicating that the resolution of the contingencies discussed in Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations — Recent Developments could trigger substantial contingent payments due an officer of the Company which raises substantial doubt about the ability of the Company to continue as a going concern. This going concern qualification may adversely affect the Company’s perception by prospective customers and suppliers.

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — EARNINGS PER SHARE

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

     Options to purchase 114,000 and 127,667 common shares are not included in the calculation of diluted earnings per share for the three and six month periods ended January 31, 2001, respectively, because they are anti-dilutive. There are an additional 566,332 options, approved by the Company’s Board of Directors on January 30, 2002 but awaiting shareholder approval, and are therefore not included in the computation of diluted earnings per share for either the three or six month period ended January 31, 2002.

NOTE C — SEGMENT INFORMATION

     The Company operates in three business segments: licensing and exploitation of the “National Lampoon” trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to Recent Developments and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and six month periods ended January 31, 2002 and 2001 concerning the Company’s segments is as follows:

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SEGMENT INFORMATION (CONTINUED)

	Trademark	Internet	Video	Total

Three Months Ended January 31, 2002
Segment revenue	$222,000	0	$1,000	$223,000
Segment operating income/(loss)	238,000	(53,000)	0	185,000
Three Months Ended January 31, 2001
Segment revenue	$15,000	$5,000	$3,000	$23,000
Segment operating income	(110,000)	(210,000)	3,000	(317,000)
Six Months Ended January 31, 2002
Segment revenue	$374,000	$1,000	$1,000	$376,000
Segment operating income/(loss)	169,000	(343,000)	1,000	(173,000)
Six Months Ended January 31, 2001
Segment revenue	$148,000	$5,000	$11,000	$164,000
Segment operating income/(loss)	(107,000)	(429,000)	8,000	(528,000)

A reconciliation of segment operating income/loss to net income before income taxes for the three and six month periods ended January 31, 2002 and 2001 is as follows:

	FOR THE THREE MONTHS ENDED

	JAN. 31, 2002	JAN. 31, 2001

Total segment operating loss/income	$185,000	($317,000)
Amortization of intangible assets	60,000	60,000
Stock appreciation rights benefit	(427,000)	(177,000)
Interest income	(3,000)	(18,000)
Corporate expenses incurred related to the change in control of the Company	317,000	145,000

Net (loss)/income before income taxes	$238,000	($327,000)

	FOR THE SIX MONTHS ENDED

	JAN. 31, 2002	JAN. 31, 2001

Total segment operating loss/income	($173,000)	($528,000)
Amortization of intangible assets	120,000	120,000
Stock appreciation rights expense/(benefit)	(702,000)	260,000
Interest income	(6,000)	(42,000)
Corporate expenses incurred related to the change in control of the Company	399,000	709,000

Net (loss)/income before income taxes	$16,000	($1,575,000)

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — SUBSEQUENT EVENTS

     On February 28, 2002, the Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission with respect to the transactions contemplated by the NLAG Letter of Intent discussed below under Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations — Recent Developments.

Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations

Recent Developments

NLAG Letter of Intent

     Following the termination of the Letter Agreement, dated March 5, 2001, among the Company, Mr. James P. Jimirro, Mr. Daniel S. Laikin and Mr. Paul Skjodt and the filing of the litigation related thereto, as disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2002, at the request of the Board of Directors, the Company and Mr. Jimirro made an additional attempt to resolve the differences between the parties. On January 30, 2002, the Company, Mr. Jimirro, and Mr. Laikin, Mr. Skjodt, National Lampoon Acquisition Group LLC, a California limited liability company, Timothy S. Durham, Samerian LLP, an Indiana limited liability partnership, Diamond Investments, LLC, an Indiana limited liability company, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, an Indiana limited liability company, and Judy B. Laikin (collectively, the “NLAG”) entered into a non-binding Letter of Intent (the “NLAG Letter of Intent”).

     The NLAG Letter of Intent, which is subject to the execution of definitive documentation and shareholder approval (if required by applicable law or Nasdaq rules), provides, without limitation, that:

     1. National Lampoon Acquisition Group or its designees will purchase, for $3 million in cash, 30,000 shares of newly authorized convertible preferred stock of the Company;

     2. The Company will pay to Mr. Jimirro the sum of $1,100,000;

     3. The Restated Employment Agreement, dated as of July 1, 1999, between the Company and Mr. Jimirro will be terminated and Mr. Jimirro will forgive the principal of, and all interest accrued on, all outstanding contingent notes issued under that agreement;

     4. The Company and Mr. Jimirro will enter into a new employment agreement, certain material terms of which are described below;

     5. Mr. Laikin will be appointed to the new position of Chief Operating Officer of the Company; and

     6. The parties of the NLAG Letter of Intent who are shareholders of the Company will enter into a voting agreement providing for the composition of a new Board of Directors of the Company. Pursuant to the voting agreement, the Board of Directors would initially consist of three nominees of Mr. Jimirro, three nominees of Mr. Laikin, and one independent director

     The new employment agreement between the Company and Mr. Jimirro, which would have a six year term, would provide Mr. Jimirro with an annual salary of $500,000 and, commencing on January 31, 2003 and continuing on the last day of each month thereafter during the period that Mr. Jimirro is employed by the Company, for the grant by the Company to Mr. Jimirro of fully vested options to purchase 5,000 shares of the Company’s common stock. In addition, pursuant to the new employment agreement, Mr. Jimirro would receive 50% of the Company’s gross receipts from the upcoming movie “National Lampoon’s Van Wilder.” Subject to the approval of the Company’s Board of Directors required by the new employment agreement, the agreement will be terminable by the Company without cause after December 31, 2002 upon written notice to Mr. Jimirro, payment to Mr. Jimirro of cash in the amount of $1,400,000, and delivery of the Company’s promissory note providing for the payment of $1,000,000 one year after the date of issuance. All of the Company’s obligations to Mr. Jimirro will be secured by a priority lien on the assets of the Company.

     The NLAG Letter of Intent further provides that, immediately following the closing of the transactions described above, the Board of Directors of the Company will call an annual meeting of the shareholders of the Company. In addition, the NLAG Letter of Intent provides that National Lampoon Acquisition Group or its designees will have the option to purchase up to 30,000 additional shares of the Company’s convertible preferred stock on or prior to May 31, 2002.

     In consideration of Mr. Jimirro’s execution of the NLAG Letter of Intent and his work with respect to the upcoming movie “National Lampoon’s Van Wilder” the Company granted Mr. Jimirro stock options to purchase 400,000 shares of the Company’s common stock. The options vest the earlier of (i) so long as shareholder approval of the grant of the options is obtained, and so long as the closing of the NLAG Letter of Intent transactions occurs, upon the initial U.S. theatrical opening date of the “National Lampoon’s VanWilder” movie and (ii) so long as shareholder approval of the grant of the options is obtained, the date 10 years after the date of the NLAG Letter of Intent.

     The parties to the NLAG Letter of Intent are currently engaged in the process of negotiating the definitive transaction documentation contemplated by the NLAG Letter of Intent.

Termination of Letter Agreement; Litigation

     On November 19, 2001, the Company terminated the Letter Agreement, dated March 5, 2001, among the Company, Mr. Jimirro, and Messrs. Laikin and Skjodt (the “Letter Agreement”) in accordance with its terms. Pursuant to the Letter Agreement, Messrs. Laikin and Skjodt had agreed, subject to the satisfaction of certain conditions, to acquire shares of the Company’s common stock from the Company and Mr. Jimirro, all as set forth therein and as previously disclosed.

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

     On November 27, 2001, the Company was served with a Complaint filed in Los Angeles County Superior Court on November 21, 2001 by Lawrence D. Lerner, a purported shareholder of the Company. The Complaint demands that the Company hold an annual meeting of shareholders. The Company filed an answer to such complaint on December 20, 2001. At a preliminary hearing held on December 24, 2001, the court declined to issue an order to compel the meeting of shareholders requested by Mr. Lerner, but indicated that the plaintiff could make a new application at a subsequent time. The Company expects to defend this action vigorously. In particular, the Company believes that it will prove impractical to hold such a meeting until the litigations with Messrs. Laikin and Skjodt described above are resolved, as Messrs. Laikin and Skjodt have, as described above, requested that the Letter Agreement, including the post-closing voting and standstill provisions thereof, be rescinded. The enforcement of such voting and standstill provisions will materially affect the outcome of any shareholder meeting.

     On November 30, 2001, the Company and Mr. Jimirro filed a separate lawsuit in United States District Court in Los Angeles against Messrs. Laikin and Skjodt, among others, alleging fraud and numerous violations of the Federal securities law. In their Complaint the Company and Mr. Jimirro seek damages, specific performance of specified provisions of the Letter Agreement and a range of equitable relief.

Nasdaq Listing Issues

     On November 26, 2001, the Company received notification from Nasdaq stating that the Company no longer satisfied certain quantitative net tangible asset and equity valuation standards required for the continuation of its Nasdaq Small Cap listing. The Company has continued to discuss its listing with Nasdaq officials and has discussed certain scenarios pursuant to which the Company might achieve compliance with the applicable Nasdaq SmallCap Market listing requirements, including, by consummation of the transactions contemplated by the NLAG Letter of Intent. However, in light of the Company’s current economic condition, and in particular, in light of the non-consummation of the transactions contemplated by the Letter Agreement, there can be no assurance that any such scenario will come to fruition. Accordingly, Nasdaq could, at any time and without further notice, de-list the Company’s common stock from trading on the Nasdaq SmallCap Market.

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

     If the Company’s common stock is de-listed from the Nasdaq SmallCap Market, it may trade only on the OTC Bulletin Board (or through other vehicles offering limited trading options), and the liquidity of the Company’s common stock may, accordingly, be materially diminished. As of the date hereof, Nasdaq has not sent the Company a formal de-listing notice.

     Status of Employment Agreement with James P. Jimirro

     The Company is analyzing the legal impact on the Company of the disclosures set forth in the Schedule 13D/A filed by the NLAG (the “NLAG Schedule 13D”). Among other matters, the Company is considering the impact of those disclosures on the Restated Employment Agreement, dated July 1, 1999 (the “1999 Agreement”), with Mr. Jimirro, its Chairman, President and Chief Executive Officer. As previously disclosed, under the 1999 Agreement, in the event of, among other matters, a “Change in Control” of the Company or any one of the specified “Executive Termination Events,” Mr. Jimirro, upon delivery of a notice of termination to the Company, is generally entitled to receive a lump sum payment of all salary due for the remaining term specified therein (excluding subsequent annual increases) and to continue to receive all benefits, bonuses, stock options and stock appreciation rights for the remaining term. Further, to the extent the aforesaid payments result in any excise tax liability under the Internal Revenue Code of 1986, the Company is obligated to make an additional payment to Mr. Jimirro equal to the amount of such excise taxes plus any income or other payroll taxes resulting from such excise tax payment. In addition, Mr. Jimirro, at his request, shall be engaged as a consultant to the Company for a term of five years at the annual rate of 50% of his salary at the time of termination. Under the 1999 Agreement, a “Change in Control” has occurred, among other situations, if any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is or becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing more than 25% or more of the combined voting power of the Company’s then outstanding securities. It is possible, accordingly, that the disclosures contained in the NLAG Schedule 13D indicates that such a Change in Control has occurred. To date, the Company has not received a notice of termination from Mr. Jimirro. If, however, such a Change in Control has occurred and Mr. Jimirro successfully asserts his entitlement to the payments discussed above (or ceases to voluntarily waive his entitlement to salary and other amounts voluntarily deferred by him in the past, as also previously disclosed), the Company could face the obligation to deliver approximately $7,000,000 in cash to Mr. Jimirro, and other future considerations to him. The Company does not currently have such capital, and there can be no assurance that, if such capital is required, the Company will be able to raise it on reasonable terms, or at all.

Results of Operations

The Three Months Ended January 31, 2002 vs. the Three Months Ended January 31, 2001

     For the three months ended January 31, 2002 trademark revenues were $222,222 compared to $15,456 for the quarter ended January 31, 2001. This increase of 1,338% resulted primarily from revenues received from the films “National Lampoon’s Animal House”, and “National Lampoon’s Van Wilder” during the fiscal quarter 2002. Video revenues of $548 during the second fiscal quarter 2002 decreased 81% from fiscal 2001 video revenues of $2,821. Fewer sales of “the Mother Goose Video Treasury” accounted for the majority of that decline. Internet revenues of approximately $5,000 during fiscal 2001 decreased to nearly zero during the second fiscal quarter 2002 due to more success in merchandise and syndication sales in the prior fiscal year.

     Costs related to trademark revenue during the quarter ended January 31, 2002 increased from $401 during fiscal 2001 to $3,824 during the second fiscal quarter 2002, an increase of 854%, triggered primarily by the significant increase in trademark revenues during the quarter in 2002. Costs related to Internet operations (excluding the selling, general, and administrative portion of those expenses) decreased to $7,092 during the quarter ended January 31, 2002 from $7,883 in the previous year, representing a decrease of 10%. These costs include website development and maintenance, content creation and third party hosting of the website. A decline in the cost charged by the web site provider was the primary reason for the decline in those expenses during the quarter ended January 31, 2002. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $60,000 during each of the quarters ended January 31, 2002 and 2001.

     Selling, general and administrative costs decreased to $343,115 during the quarter ended January 31, 2002 versus $476,052 during the same period last year. This decrease of approximately $133,000 or 28% resulted primarily from: (i) a decrease in expenses incurred by the Company relating to the various negotiations, transactions, litigations and proceedings with the NLAG and its members, as discussed above under “Recent Developments” and as previously disclosed, (ii) the elimination of certain accrued legal and other fees related to an 11 year old settlement agreement, and (iii) a decrease in salary expenses due to the Company currently employing fewer full time individuals.

     During the quarter ended January 31, 2002, the Company recorded a net benefit of $426,676 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer converted to common stock options. All SAR’s granted to the chief executive officer of the Company were eliminated during the quarter in fiscal 2002, and therefore their attendant liability. All outstanding SARs were converted to common stock options granted to the chief executive officer. During the quarter ended January 31, 2001, the Company recorded a benefit of approximately $177,086 related to such SARs, which resulted from a decrease in the Company’s stock price during that quarter. The decrease in stock price reduced the amount payable by the Company to the chief executive officer upon the exercise of the outstanding SARs.

     Interest income during the quarter ended January 31, 2002 decreased to $3,366 versus $17,712 during the quarter ended January 31, 2001. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended January 31, 2002, the Company had a net income of $238,485 or $0.17 per share, versus net loss of $328,187, or $0.24 per share, for the three months ended January 31, 2001. This increase in net income resulted primarily from (i) the increase in revenues of approximately $200,000, (ii) the elimination of liabilities relating to outstanding SARs, and a legal settlement payable, creating a benefit recorded by the Company and (iii) the decrease in expenses incurred by the Company relating to the various negotiations, transactions, litigations and proceedings with the NLAG and its members, as discussed above under “Recent Developments” and as previously disclosed. During the quarters ended January 31, 2002 and 2001, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

The Six Months Ended January 31, 2002 vs. the Six Months Ended January 31, 2001

     For the six months ended January 31, 2002 trademark revenues were $374,168 as compared to $147,929 for the same period in 2001. The increase in trademark revenues of approximately 153% resulted primarily from increased revenue from the films “National Lampoon’s Animal House” and the new full length feature film “National Lampoon’s Van Wilder.” Video revenues during the first six months of fiscal 2002 fell to $847 from $11,394 in the prior year, representing a decrease of 93%, due primarily to reduce sales of the videos “The Mother Goose Video Treasury”, and “Stand Up Reagan”. Six months Internet revenues of $505 in fiscal 2002 represents a 90% decline from 2001 revenues of $4,823. Greater merchandise and syndication sales were achieved in the prior year.

     Costs related to trademark revenues of $11,036 for the first six months of fiscal 2002 represents a 6% decline from the $11,699 in trademark costs in the prior year. A higher proportion of royalty costs related to television revenues, with higher royalty rates, were accrued in the prior year. Costs related to video revenues decreased by 78% in fiscal 2002, from $2,935 to $646. This reflects a decline in video sales and therefore cost of sales, for the first six months of fiscal 2002. Costs related to Internet operations (excluding the selling, general and administrative portion of those expenses) decreased to $13,743 during the six months ended January 31, 2002 from $19,373 during the same period in the prior year. These costs include website development and maintenance, content creation and third party hosting of the website. A decline in the cost of the web server and the amount paid for content creation accounted for the decrease in fiscal 2002. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $120,000 during each of the six months periods ended January 31, 2002 and 2001.

     Selling, general and administrative costs decreased $443,893 to $922,237 during the six months ended January 31, 2002 from $1,366,130 during the same period last year, representing a decrease of 32%. This decrease resulted primarily from (i) a reduction of approximately $120,000 incurred by the Company in the current fiscal year to retain various legal and financial advisers in connection with the various negotiations, transactions, litigations and proceedings with the NLAG and its members, as discussed above under “Recent Developments” and as previously disclosed, (ii) a write off of an 11 year old uncollected settlement liability for approximately $203,000, and (iii) a decrease of approximately $130,000 in personnel related costs, due to the Company employing fewer full time people in the current fiscal year.

     During the six months ended January 31, 2002, the Company recorded a net expense benefit of $843,096 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer. This benefit resulted from the elimination of the SARs granted and therefore their corresponding liability and expense, when they were converted to common stock options granted to the chief executive officer during the current fiscal year. During the same period in fiscal 2001 there was a stock appreciation rights expense of $260,422. This cost reflected an increase in the Company’s stock price during the six months ended January 31, 2001 which increased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs.

     Interest income during the six months ended January 31, 2002 decreased to $6,364 from $41,895 during the six months ended January 31, 2001. This decrease of 85% resulted from a decrease in cash and cash equivalents held during the six months ended January 31, 2002 versus the same period last year.

     For the six months ended January 31, 2002, the Company had a net income of $15,624, or $0.01 per share, versus a net loss of $1,576,118, or $1.17 per share, for the six months ended January 31, 2001. This increase in net income resulted primarily from (i) a increase in revenues of approximately $212,000, (ii) the benefit recorded by the Company during the six months ended January 31, 2002 relating to the elimination of outstanding SARs versus an expense recorded during the same period last year, a net benefit to the Company of approximately $1,103,000 (iii) a decrease of approximately $120,000 in expenses incurred by the Company relating to legal fees from negotiations concerning the various negotiations, transactions, litigations and proceedings with the NLAG and its members, as discussed above under “Recent Developments” and as previously disclosed, and (iv) the write off of a liability pertaining to legal fees from an eleven year old settlement agreement. During the six month periods ended January 31, 2002 and 2001, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the six months ended January 31, 2002 was trademark and extension fee income. The Company’s management believes that its existing cash resources will be sufficient to fund its ongoing operations at least through July 31, 2002. However, unless the Company’s Internet revenues or revenues from other business activities significantly increase during that period, the Company may need to raise additional capital to continue to fund its current Internet operations or, in the alternative, significantly reduce its Internet operations. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

     In addition, as discussed in Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations — Status of Employment Agreement with James P. Jimirro, if a change in control of the Company were to occur as discussed in Item 11 — Executive Compensation of the Company’s annual report on Form 10-K for the year ended July 31, 2001, there could result a net capital deficiency and the need for the Company to obtain additional capital. There can be no assurance that the Company will be able to raise such capital on reasonable terms, or at all.

     In the event the transactions discussed in Recent Developments are consummated, the Company will need to evaluate the Company’s liquidity and capital resources in relation to any new business plans for the Company. The Letter of Intent allows the NLAG, at the closing, to purchase up to an additional 30,000 of the Company’s Series B Preferred Stock for a purchase price of $100.00 per share, potentially supplying the Company with an additional $3 million in working capital. If the NLAG does not purchase these shares, the Company may need to immediately obtain third party financing to continue its operations. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all.

     For the six months ended January 31, 2002, the Company’s net cash flows used in its operating activities was $35,020 increase of approximately $900,000 versus $935,685 of net cash flow used in operating activities during the six months ended January 31, 2001. This increase results primarily from increased trademark licensing income, an increase in extension payments, and a decrease in general and administrative expenses incurred to retain various legal and financial advisers in connection with the various negotiations, transactions, litigations and proceedings with the NLAG and its members, as discussed above under “Recent Developments” and as previously disclosed. At January 31, 2002, the Company had cash and cash equivalents of $357,053 as compared to $324,472 at July 31, 2001.

Future Commitments

     The Company does not currently have any material future commitments for capital expenditures. However, in the event the transactions discussed in Recent Developments are consummated, the Company will be required to make significant payments to Mr. Jimirro and the intended plans for the Company of the Company’s new management may include material future commitments for capital expenditures.

Forward-Looking Statements

     The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the failure to consummate the transactions contemplated by the NLAG Letter of Intent, the results of the Company’s ongoing litigation, Company’s ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On November 19, 2001, the Company terminated the Letter Agreement, dated March 5, 2001, among the Company, Mr. Jimirro, and Messrs. Laikin and Skjodt (the “Letter Agreement”) in accordance with its terms. Pursuant to the Letter Agreement, Messrs. Laikin and Skjodt had agreed, subject to the satisfaction of certain conditions, to acquire shares of the Company’s common stock from the Company and Mr. Jimirro, all as set forth therein and as previously disclosed.

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

     On November 27, 2001, the Company was served with a Complaint filed in Los Angeles County Superior Court on November 21, 2001 by Lawrence D. Lerner, a purported shareholder of the Company. The Complaint demands that the Company hold an annual meeting of shareholders. The Company filed an answer to such complaint on December 20, 2001. At a preliminary hearing held on December 24, 2001, the court declined to issue an order to compel the meeting of shareholders requested by Mr. Lerner, but indicated that the plaintiff could make a new application at a subsequent time. The Company expects to defend this action vigorously. In particular, the Company believes that it will prove impractical to hold such a meeting until the litigations with Messrs. Laikin and Skjodt described above are resolved, as Messrs. Laikin and Skjodt have, as described above, requested that the Letter Agreement, including the post-closing voting and standstill provisions thereof, be rescinded. The enforcement of such voting and standstill provisions will materially affect the outcome of any shareholder meeting.

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

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	Restated Articles of Incorporation of Registrant. (1)
3.2	Certificate of Amendment of Restated Articles of Incorporation filed April 27, 1989. (2)
3.3	Certificate of Amendment of Restated Articles of Incorporation filed July 14, 1993. (2)
3.4	Certificate of Amendment of Restated Articles of Incorporation filed October 29, 1998. (3)
3.5	Bylaws of Registrant. (1)
3.6	Amendment to Bylaws of Registrant dated July 15, 1999. (4)
3.7	Amendment to Bylaws of Registrant dated August 18, 2000. (5)
10.1	Letter of Intent dated January 30, 2002. (6)

(1)	Incorporated by reference to Form S-1 filed on July 28, 1986 as amended September 22, 1986 and October 2, 1986.

(2)	Incorporated by reference to Form 10-K filed for the fiscal year ended July 31, 2000.

(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended July 31, 1998.

(4)	Incorporated by reference to Form 8-K filed July 16, 1999.

(5)	Incorporated by reference to Form 8-K filed August 22, 2000.

(6)	Incorporated by reference to Form 8-K filed February 2, 2002.

(b) Forms 8-K

Registrant’s Current Report on Form 8-K filed on November 23, 2001.
Registrant’s Current Report on Form 8-K filed on November 29, 2001.
Registrant’s Current Report on Form 8-K filed on December 28, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2002	J2 COMMUNICATIONS

	By:	/s/James Toll

James Toll, Chief Financial Officer