Form 10-Q
period 2002-04-30
J2 COMMUNICATIONS /CA/
filed 2002-06-14
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2002	Commission File No. 0-15284

J2 COMMUNICATIONS

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-4053296 (I.R.S. Employer Identification No.)

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

YES   [X]         NO   [   ]

As of June 13, 2002 the registrant had 1,382,483 shares of its common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF
	APR. 30, 2002	JUL. 31, 2001

	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$482,960	$324,472
Prepaid expenses and other current assets	31,127	32,685

Total current assets	514,087	357,157
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	—	8,451
Intangible assets, net of accumulated amortization	2,756,154	2,936,154
Deferred costs	482,543	—

Total non-current assets	3,238,697	2,944,605

TOTAL ASSETS	$3,752,784	$3,301,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$848,635	$242,451
Accrued expenses	994,558	620,705
Settlement payable	—	203,117
Stock appreciation rights payable	—	843,096
Extension payments	450,000	200,000

TOTAL LIABILITIES	2,293,193	2,109,369

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, no par value, 15,000,000 shares authorized, 1,381,483 and 1,371,116 shares issued, respectively	9,974,387	9,616,767
Less: Note receivable on common stock	(150,020)	(145,700)
Accumulated deficit	(8,364,776)	(8,278,674)

TOTAL SHAREHOLDERS’ EQUITY	1,459,591	1,192,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,752,784	$3,301,762

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED APR. 30,		ENDED APR. 30,

	2002	2001	2002	2001

REVENUE
Trademark	$426,068	$122,381	$796,516	$270,310
Video	13,887	9,871	14,734	21,265
Internet	3,492	1,452	7,719	6,275

Total revenue	443,447	133,704	818,969	297,850

COSTS AND EXPENSES
Costs related to trademark revenue	53,703	10,409	64,593	22,108
Costs related to video revenue	631	1,078	1,169	4,013
Costs related to internet revenue	6,066	9,166	20,064	28,539
Amortization of intangible assets	60,000	60,000	180,000	180,000
Selling, general & administrative expenses	426,583	765,918	1,348,821	2,132,048
Stock appreciation rights expense/(benefit)	—	260,108	(843,096)	520,530
Conversion of SAR’s to stock options			140,894

Total costs and expenses	546,983	1,106,679	912,445	2,887,238

OPERATING LOSS	(103,536)	(972,975)	(93,476)	(2,589,388)
OTHER INCOME
Interest income	2,610	8,191	8,974	50,086

Total other income	2,610	8,191	8,974	50,086

LOSS BEFORE INCOME TAXES	(100,926)	(964,784)	(84,502)	(2,539,302)
Provision for state income taxes	800	—	1,600	1,600

NET LOSS	$(101,726)	$(964,784)	$(86,102)	$(2,540,902)

Net loss per share — basic and diluted	$(0.07)	$(0.71)	$(0.06)	$(1.88)

Weighted average number of common Shares — basic and diluted	1,381,085	1,360,798	1,379,654	1,354,496

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED APR. 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,102)	$(2,540,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	188,451	190,290
Stock appreciation rights expense/(benefit)	(843,096)	520,530
Conversion of stock appreciation rights to stock options	140,894	—
Warrants issued for services	146,000	271,263
Other	(4,320)	(2,860)
Changes in assets and liabilities:
(Increase) in accounts receivable	—	(1,545)
(Increase)/decrease in prepaid expenses and other current assets	1,558	(2,285)
(Increase) in deferred costs	(482,543)
Decrease/in other assets	—	2,184
Increase in accounts payable	606,184	224,558
Increase/(decrease) in accrued expenses	373,853	1,880
(Decrease) in settlement payable	(203,117)	—
Increase in extension payments	250,000	—

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	87,762	(1,336,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,355)

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	—	(2,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	70,726	17,142
Cash paid on exercise of stock appreciation rights		(105,419)

NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	70,726	(88,277)

NET INCREASE/(DECREASE) IN CASH AND AND CASH EQUIVALENTS	158,488	(1,427,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	324,472	1,883,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$482,960	$456,231

Supplemental disclosure of non-cash investing and financing activities:
Warrants for services	$143,500	—
Conversion of SAR’s	$140,894	—

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 30, 2002, and the results of operations and cash flows for the three and nine month periods ended April 30, 2002 and 2001 have been included.

The results of operations for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2001.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Item 2 — Liquidity and Capital Resources, the Company’s management believes that its existing cash resources will be sufficient to fund its current operations through July 31, 2002. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — DEFERRED COSTS

Deferred costs represent costs associated with Preferred Stock and Warrant Purchase Agreement discussed in Note E — Subsequent Events, below. Until the issuance of the preferred stock, the costs associated with that purchase are classified as deferred costs. After issuance of the preferred shares, all costs associated with the Preferred Stock and Warrant Purchase agreement will properly be offset against capital raised through sale of Preferred Stock.

NOTE C — EARNINGS PER SHARE

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

Options to purchase 75,575 and 64,327 common shares for the three and nine month periods ended April 30, 2001, and 303,999 and 135,926 common shares for the three and nine month periods ended April 30, 2002 are not included in the calculations of diluted earnings per share respectively, because they are anti-dilutive.

NOTE D — SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the “National Lampoon” trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating (loss)/income excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to Recent Developments and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and nine month periods ended April 30, 2002 and 2001 concerning the Company’s segments is as follows:

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — SEGMENT INFORMATION (CONTINUED)

	Trademark	Internet	Video	Total

Three Months Ended April 30, 2002
Segment revenue	$426,000	$3,000	$14,000	$443,000
Segment operating (loss)/income	241,000	(152,000)	13,000	102,000
Three Months Ended April 30, 2001
Segment revenue	$122,000	$2,000	$10,000	$134,000
Segment operating income/(loss)	(4,000)	(183,000)	9,000	(178,000)
Nine Months Ended April 30, 2002
Segment revenue	797.000	7,000	15,000	819,000
Segment operating (loss)/income	410,000	(495,000)	14,000	(71,000)
Nine Months Ended April 30, 2001
Segment revenue	$270,000	$7,000	$21,000	$298,000
Segment operating income/(loss)	(112,000)	(612,000)	17,000	(707,000)

A reconciliation of segment operating loss to net income before income taxes for the three and nine month periods ended April 30, 2002 and 2001 is as follows:

	FOR THE THREE MONTHS ENDED

	APR. 30, 2002	APR. 30, 2001

Total segment operating (loss)/income	$102,000	$(178,000)
Amortization of intangible assets	60,000	60,000
Stock appreciation rights expense/(benefit)	—	260,000
Interest income	(3,000)	(8,000)
Corporate expenses incurred related to Recent Developments	144,000	475,000

Net (loss)/income before income taxes	$(99,000)	$(965,000)

	FOR THE NINE MONTHS ENDED

	APR. 30, 2002	APR. 30, 2001

Total segment operating loss	$(71,000)	$(707,000)
Amortization of intangible assets	180,000	180,000
Stock appreciation rights expense/(benefit)	(702,000)	521,000
Interest income	(9,000)	(50,000)
Corporate expenses incurred related to Recent Developments	544,000	1,183,000

Net (loss)/income before income taxes	$(84,000)	$(2,541,000)

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — SUBSEQUENT EVENTS

On May 17, 2002, J2 Communications, a California corporation (the “Company"), completed the reorganization transactions previously reported in the Company’s Form 8-K filed on April 29, 2002 (the “Reorganization Transactions"), involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham and also including National Lampoon Acquisition Group LLC, a California limited liability company; Samerian, LLP, an Indiana limited liability partnership; Diamond Investments, LLC, an Indiana limited liability company; DW Leasing Company, LLC, an Indiana limited liability company; Christopher R. Williams; Helen C. Williams; Judy B. Laikin; Ronald Holzer; and DC Investments, LLC, an Indiana limited liability company (“DCI”) (collectively, the “NLAG Group"), and James P. Jimirro, the Company’s Chairman of the Board, President and Chief Executive Officer. Certain of the Reorganization Transactions were undertaken pursuant to a Preferred Stock and Warrant Purchase Agreement, dated April 25, 2002, as amended by the First Amendment to Preferred Stock and Warrant Purchase Agreement, dated May 17, 2002 (the “Purchase Agreement"). For more information see Item 5- Other Information, below.

Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations

Results of Operations

The Three Months Ended April 30, 2002 vs. the Three Months Ended April 30, 2001

     For the three months ended April 30, 2002 trademark revenues were $426,068 as compared to $122,381 for the quarter ended April 30, 2001. The increase in trademark revenues of 248% resulted primarily from increased receipts from the three “National Lampoon’s Vacation” films. Video revenues of $13,887 for the 3rd fiscal quarter of 2002 were 41% higher than the $9,871 earned during the same period in the prior year. This increase was due primarily to an international sale of all four volumes of the “Mother Goose Video Treasury”. Internet sales of $3,492 during the third fiscal quarter of 2002 increased 140% from the fiscal 2001 level of $1,452. A greater level of merchandize sold through the internet accounted for the increase in fiscal 2002.

     Costs related to trademark revenue during the quarter ended April 30, 2002 increased to $53,703 from $10,409 for the quarter ended April 30, 2001, representing an increase of 416%. This was primarily due to increased royalties owed as a consequence of the increase in trademark revenues during the quarter ended April 30, 2002. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) decreased to $6,066 during the quarter ended April 30, 2002 from $9,166 for the same period in fiscal 2001. These costs include website development and maintenance, content creation and third party hosting of the website. Reduced payments to the web server accounted for the majority of that savings. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $60,000 during each of the quarters ended April 30, 2002 and 2001.

     Selling, general and administrative costs decreased to $426,583 during the quarter ended April 30, 2002 versus $765,918 during the same period last year. This decrease of approximately $339,000 or 44% resulted primarily from capitalized expenses incurred by the Company relating to the NLAG transactions mentioned in “Subsequent Events”, and reduced salary costs due to having less full time personnel in the current fiscal year.

     During the quarter ended April 30, 2001, the Company recorded an expense of approximately $260,000 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer. This expense resulted from an increase in the Company’s stock price during the quarter that increased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. All SARs were converted to stock options in the prior quarter in fiscal 2002 therefore there was no expense related to SARs in the current fiscal quarter.

     Interest income during the quarter ended April 30, 2002 decreased to $2,610 versus approximately $8,191 during the quarter ended April 30, 2001. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended April 30, 2002, the Company had a net loss of $101,726, or $0.07 per share, versus net loss of $964,784, or $0.71 per share, for the three months ended April 30, 2001. This increase in net income resulted primarily from (i) the increase in revenues of approximately $309,000, (ii) the reduced expense recorded by the Company relating to outstanding SARs versus the prior year and (iii) the reduced expenses incurred by the Company relating to the NLAG transaction as discussed in “Subsequent Events.” During the quarter ended April 30, 2002 and 2001, the Company had no significant provision for income taxes due to the losses incurred.

The Nine Months Ended April 30, 2002 vs. the Nine Months Ended April 30, 2001

     For the nine months ended April 30, 2002 trademark revenues were $796,516 as compared to $270,310 for the nine months ended April 30, 2001. The increase in trademark revenues of approximately 195% resulted primarily from increases in revenues from the films “National Lampoon’s Animal House,” the three “National Lampoon’s Vacation” films, and the payment received for the film “Van Wilder” in the current fiscal year. Video revenues of $14,734 in the nine months ended April 30, 2002 represents a 31% decrease from video revenues of $21,265 during the same period in the prior fiscal year. The decrease was due primarily to a decrease in sales of the “Stand Up Reagan” video during the current fiscal year. Internet sales for the nine months ended April 30, 2002 of $7,719 represents an increase of 23% from sales of $6,275 for the same period in the prior fiscal year. A greater level merchandize sold through the internet accounted for the increase in fiscal 2002.

     Costs related to trademark revenue during the nine months ended April 30, 2002 increased to $64,593 from $22,108 for the same period ended April 30, 2001, representing an increase of 192%. This was primarily due to increased royalties to third parties owed as a consequence of the increase in trademark revenues during the nine months ended April 30, 2002. Costs related to internet operations (excluding selling, general and administrative expenses related to internet operations) decreased to $20,064 during fiscal 2002 from $28,539 for the same period in fiscal 2001. These costs include website development and maintenance, content creation and third party hosting of the website. Reduced payments to the web server accounted for the majority of those savings. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $180,000 during each of the nine months ended April 30, 2002 and 2001.

     Selling, general and administrative costs decreased to $1,348,821 during the nine months ended April 30, 2002 versus $2,132,048 during the same period in the prior year. This decrease of approximately $783,000 or 37% resulted primarily from reduced expenses incurred by the Company relating to the NLAG transactions mentioned in “Subsequent Events”, and reduced salary costs due to having less full time personnel in the current fiscal year.

     During the nine months ended April 30, 2002, the Company recorded a net benefit of $843,096 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer. This benefit resulted from a decrease in the Company’s stock price during the nine months ended April 30, 2002 that decreased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. During the nine months ended April 30, 2001, the Company recorded an expense of $520,530 related to such SARs due to an increase in the Company’s stock price during that period.

     Interest income during the nine months ended April 30, 2002 decreased to $8,974 versus $50,086 during the nine months ended April 30, 2001. This decrease resulted from a decrease in cash and cash equivalents held during the nine months ended April 30, 2002 versus the same period in the prior year.

     For the nine months ended April 30, 2002, the Company had a net loss of $86,102, or $0.06 per share, versus a net loss of $2,540,902, or $1.88 per share, for the nine months ended April 30, 2001. This decrease in net loss resulted primarily from (i) an increase in revenues of approximately $521,000 due to greater trademark revenues from the Company’s films, (ii) the expense recorded by the Company during the nine months ended April 30, 2001 relating to outstanding SARs versus a benefit recorded during the same period this year and (iii) a reduction in expenses incurred by the Company relating to the NLAG transaction as discussed in Subsequent Events. During the nine months ended April 30, 2002 and 2001, the Company had no significant provision for income taxes due to the losses incurred.

Liquidity and Capital Resources

     The Company’s principal sources of working capital during the nine months ended April 30, 2002 were trademark and related income, extension fees, and cash reserves. The Company’s management believes that its existing cash resources will be sufficient to fund its current operations through July 31, 2002.

     For the nine months ended April 30, 2002, the Company’s net cash flow provided by its operating activities was $87,762, an increase of $1,424,649 versus $1,336,887 of net cash flow used in operating activities during the nine months ended April 30, 2001. This increase results primarily from increased trademark licensing income and decreased general and administrative expenses incurred during the nine months ended April 30, 2002 including a decrease of approximately $633,000 based on the treatment of costs as capitalized deferred costs instead of an expense to retain various legal and financial advisers in response to the NLAG transaction as discussed in “Subsequent Events.” At April 30, 2002, the Company had cash and cash equivalents of $482,960 as compared to $324,472 at July 31, 2001.

Future Commitments

     The Company does not currently have any material future commitments for capital expenditures.

Forward-Looking Statements

     The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company’s ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None.

Item 5 — Other Information

     On May 17, 2002, J2 Communications, a California corporation (the “Company"), completed the reorganization transactions previously reported in the Company’s Form 8-K filed on April 29, 2002 (the “Reorganization Transactions"), involving a group headed by Daniel S.

Laikin, Paul Skjodt and Timothy S. Durham and also including National Lampoon Acquisition Group LLC, a California limited liability company; Samerian, LLP, an Indiana limited liability partnership; Diamond Investments, LLC, an Indiana limited liability company; DW Leasing Company, LLC, an Indiana limited liability company; Christopher R. Williams; Helen C. Williams; Judy B. Laikin; Ronald Holzer; and DC Investments, LLC, an Indiana limited liability company (“DCI”) (collectively, the “NLAG Group"), and James P. Jimirro, the Company’s Chairman of the Board, President and Chief Executive Officer. Certain of the Reorganization Transactions were undertaken pursuant to a Preferred Stock and Warrant Purchase Agreement, dated April 25, 2002, as amended by the First Amendment to Preferred Stock and Warrant Purchase Agreement, dated May 17, 2002 (the “Purchase Agreement"). The amendment added Mr. Holzer and DCI as parties to the Purchase Agreement.

     As part of the Reorganization Transactions, the Company’s Articles of Incorporation were amended on May 17, 2002 to designate 68,406 of the previously authorized 2,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred”), with each share of Series B Preferred being convertible into 28.169 shares of Common Stock. The shares of Series B Preferred vote on a converted basis as a class with the shares of Common Stock. Pursuant to the Purchase Agreement, 35,244 units, with each unit consisting of one share of Series B Preferred and a warrant to purchase 28.169 shares of Common Stock, were issued to five members of the NLAG Group for an aggregate purchase price of $3,524,400.

     The members of the NLAG Group (excluding Mr. Holzer, who was eliminated as a party to the Voting Agreement by a subsequent decision on June 7, 2002) and Mr. Jimirro entered into a Voting Agreement, dated May 17, 2002, regarding, in addition to certain other matters, the voting of their shares of Common Stock and Series B Preferred in the election of directors. To give effect to the Voting Agreement, Joe De Simio and Gary Cowan resigned as directors of the Company on May 17, 2002, and Messrs. Durham and Skjodt were elected to fill the vacancies created by those resignations. In addition, Joshua A. Finkenberg was elected to fill the vacancy created by an amendment to the Bylaws to increase the size of the Board of Directors from six to seven members.

     The Board also has voted unanimously to terminate the Rights Agreement, dated July 15, 1999, as amended March 5, 2001, between the Company and U.S. Stock Transfer Corporation, and to redeem all of the outstanding rights issued thereunder for a cash payment of $.0001 per right. In voting to terminate the Rights Agreement and redeem the rights, the Board of Directors made no finding regarding the validity of the Rights Agreement or the rights.

     The consummation of the Reorganization Transaction effectively concluded all of the litigation between the Company, the member of the NLAG Group and Mr. Jimirro. As part of or in connection with the Reorganization Transactions, the following agreements also were entered into on May 17, 2002 :

NLAG Registration Rights Agreement, among the Company, the members of the NLAG Group and GTH Capital, Inc.;

Jimirro Registration Rights Agreement, between the Company and James P. Jimirro;

2002 Employment Agreement Between J2 Communications and James P. Jimirro;

Note Termination Agreement, between the Company and James P. Jimirro;

Security Agreement, between the Company and James P. Jimirro;

Absolute Assignment, between the Company and James P. Jimirro;

Termination of Stock Appreciation Rights Agreement, between the Company and James P. Jimirro;

Mutual Release, among the Company, James P. Jimirro and the members of the NLAG Group;

Restated Indemnification Agreement, between the Company and James P. Jimirro;

2002 Employment Agreement Between J2 Communications and Daniel S. Laikin;

Non-Qualified Stock Option Agreement, between the Company and Daniel S. Laikin;

Indemnification Agreement, between the Company and Daniel S. Laikin;

Letter regarding Termination of Surviving Provisions of Letter Agreement, from the Company to Daniel S. Laikin and Paul Skjodt;

Warrant Agreement, between the Company and GTH Capital, Inc. and

Promissory Notes issued by the Company to certain law firms

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

Date: June 14, 2002	J2 COMMUNICATIONS

	By:	/s/ James Toll

James Toll, Chief Financial Officer