Form 10-K
period 2002-07-31
J2 COMMUNICATIONS /CA/
filed 2002-10-29
CIK 798078

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended July 31, 2002
Commission File No. 0-15284

J2 COMMUNICATIONS
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-4053296 (I.R.S. Employer Identification No.)

10850 Wilshire Blvd., Suite 1000
Los Angeles, California 90024
(Address of principal executive office)

Registrant’s telephone number: (310) 474-5252

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

YES [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES [X]    NO [   ]

As of October 23, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing sales price as reported by the OTC Bulletin Board) was $6,079,624 assuming all officers and directors are deemed affiliates for this purpose).

As of October 28, 2002 the Registrant had 1,465,471 shares of its common stock, no par value, outstanding.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, our ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets, and to attract and retain qualified personnel.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

J2 Communications (the “Company”, “we”, “us” or “Registrant”) was founded in 1986 by its Chairman of the Board and President, James P. Jimirro, the first President of both The Disney Channel and Walt Disney Home Video. We were primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. In late 1990, we acquired National Lampoon, Inc. (“NLI”). NLI was incorporated in 1967 and was primarily engaged in publishing the “National Lampoon Magazine” and related activities including the development and production of motion pictures. Subsequent to our acquisition of NLI, it de-emphasized the videocassette and publishing segments of its business and has primarily focused its activities on exploitation of the “National Lampoon” trademark including the October 1999 launch of its website, “nationallampoon.com.”

On May 17, 2002, we completed the reorganization transactions previously reported in our Form 8-K filed on April 29, 2002, (the “Reorganization Transactions”), involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham. Concurrently with the consummation of the Reorganization Transactions, the Board of Directors was reorganized. Messrs. Laikin, Skjodt, Durham and Joshua A. Finkenberg were added to the Board and Mr. Laikin became Chief Operating Officer. We are currently exploring a number of new ventures, with a view toward increasing both our operations and the visibility of the National Lampoon brand.

RECENT DEVELOPMENTS

1. REORGANIZATION TRANSACTIONS

On May 17, 2002, we completed the Reorganization Transactions, involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham and also including National Lampoon Acquisition Group LLC, a California limited liability company; Samerian, LLP, an Indiana limited liability partnership; Diamond Investments, LLC, an Indiana limited liability company; DW Leasing Company, LLC, an Indiana limited liability company; Christopher R. Williams; Helen C. Williams; Judy B. Laikin; and DC Investments, LLC, an Indiana limited liability company (“DCI”) (collectively, the “NLAG Group”), and James P. Jimirro, our Chairman of the Board, President and Chief Executive Officer. Certain of the Reorganization Transactions were undertaken pursuant to a Preferred Stock and Warrant Purchase Agreement, dated April 25, 2002, as amended by the First Amendment to Preferred Stock and Warrant Purchase Agreement, dated May 17, 2002 (the “Purchase Agreement”). The amendment added Ronald Holzer and DCI as parties to the Purchase Agreement.

As part of the Reorganization Transactions, our Articles of Incorporation were amended on May 17, 2002 to designate 68,406 of the previously authorized 2,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred”), with each share of Series B Preferred being convertible into 28.169 shares of Common Stock. The shares of Series B Preferred vote on a converted basis as a class with the shares of Common Stock. Pursuant to the Purchase Agreement, we agreed to sell to designees of NLAG up to 68,406 units (the “Series B Units”), with each unit consisting of one share of Series B Preferred and a warrant to purchase 28.169 shares of Common Stock, At the initial closing we issued 35,244 Series B Units to five members of the NLAG Group for an aggregate purchase price of $3,524,400.

The members of the NLAG Group and Mr. Jimirro entered into a Voting Agreement, dated May 17, 2002, regarding, in addition to certain other matters, the voting of their shares of Common Stock and Series B Preferred for the election of three Jimirro nominees, three NLAG nominees, and one nominee acceptable to both parties. To give effect to the Voting Agreement, Joe De Simio and Gary Cowan resigned as directors of the Company on May 17, 2002, and Messrs. Durham and Skjodt were elected to fill the vacancies created by those resignations. In addition, Joshua A. Finkenberg was elected to fill the vacancy created by an amendment to the Bylaws to increase the size of the Board of Directors from six to seven members.

The Board also has voted unanimously to terminate the Rights Agreement, dated July 15, 1999, as amended March 5, 2001, between us and U.S. Stock Transfer Corporation, and to redeem all of the outstanding rights issued thereunder for a cash payment of $.001 per right. In voting to terminate the Rights Agreement and redeem the rights, the Board of Directors made no finding regarding the validity of the Rights Agreement or the rights.

The consummation of the Reorganization Transactions effectively concluded all of the litigation between us, the members of the NLAG Group and Mr. Jimirro. As part of or in connection with the Reorganization Transactions, Mr. Jimirro’s employment arrangement with us was restructured, a prior debt obligation from us to Mr. Jimirro was cancelled, and Mr. Jimirro was granted certain registration rights relative to securities granted to him in connection with the restructuring. To secure future obligations to him, Mr. Jimirro was also granted a security interest in substantially all of our assets, including a pledge of all the outstanding securities of all of our wholly owned subsidiaries. Finally, as part of the Reorganization Transactions, Daniel Laikin became our Chief Operating Officer, and entered into an employment agreement with us with respect thereto.

2. BURLY BEAR NETWORK

Effective on September 3, 2002, National Lampoon Networks, Inc., a Delaware corporation (“NLNI”) a newly formed subsidiary of ours, acquired substantially all of the assets of Burly Bear Network, Inc., a Delaware corporation (“Burly Bear”). Burly Bear, organized by a group including the executive producer of Saturday Night Live, was in the business of producing and distributing entertainment through a network of affiliated college television outlets. The Asset Purchase Agreement provided that Burly Bear was to receive as consideration for the purchase of the assets the following: $200,000 in cash, less certain transaction expenses; shares of our Common Stock having an aggregate value of $400,000 (resulting in the issuance of 73,801 shares of Common Stock); and 150 shares of NLNI Common Stock, representing fifteen percent of NLNI’s issued and outstanding shares of Common Stock. The cash consideration paid in the acquisition was received by the Company on August 29, 2002, from two existing shareholders upon their exercise of an option to acquire 2,000 units, with each unit consisting of one share of our Series B Convertible Preferred Stock and one warrant to purchase 28.169 shares of our Common Stock, for a purchase price of $100 per unit.

Burly Bear incurred substantial losses since the inception of the company in 1994, and had an accumulated deficit of <$24,657,746> as of May 31, 2002. The Company hopes to rationalize the assets which were acquired and effectuate a reorganization of the business with a goal of achieving significant revenue growth during the last two quarters of fiscal 2003 and all of fiscal 2004.

3. WORKING CAPITAL DEFICIENCIES

Since the consummation of the Reorganization Transactions, we have initiated a number of new business activities, including our acquisition of substantially all the assets of Burly Bear, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided de minimis operating revenue and we have been relying on capital received from NLAG Group in connection with the Series B Units purchased in connections with the Reorganization Transactions and in subsequent purchases pursuant to the Purchase Agreement to fund operations. Since the consummation of the Reorganization Transactions, in which we received $2,085,718, subsequent purchases of Series B Units have provided us with $830,000 through October 15, 2002, of which $200,000 was used for the Burly Bear transaction. Unless our revenues from new business activities significantly increase in the near term, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of October 18, 2002, we had cash on hand of $ 86,000, an amount which reflects an infusion of $80,000 upon the exercise of certain Series B Warrants owned by NLAF immediately prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by the additional exercise of the Series B Warrants held by the NLAG Group or other investments by NLAG. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2002 contain an explanatory paragraph as to our ability to continue as a “going concern”. This explanatory paragraph may impact our ability to obtain future financing. See “Business- Certain Considerations” and “Management’s Discussion and Final Analysis — Liquidity and Capital Resources”.

4. DELAWARE REDOMESTICATION.

We are in the process, and its shareholders have consented to a corporate reorganization pursuant to which we will be redomesticated as a Delaware corporation. Our new name will be National Lampoon Inc. This transaction is scheduled to be consummated in early November 2002.

BUSINESS

The following discussion of our business activities should be read in conjunction with Note I — Segment Information contained in our consolidated financial statements and related notes which summarizes the amounts of revenue, operating profit or loss and identifiable assets attributable to each of our operating segments.

Since the completion of the Reorganization Transactions, we have sought to initiate new business activities on several related fronts. Although there are no assurances that any of the following ventures can be completed, or the business activities described below profitably implemented, we are hopeful that certain of these activities will commence operation during the fiscal year which will end July 31, 2003. The consummation of any of these activities is subject to adequate financing being available for us.

     Motion Picture and Feature Film Licensing. In recent years, we have derived the bulk of our revenue from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by us and NLI. We generally licensed our “National Lampoon” trademark for use in the titles of the films. , We generally received a fee at the time of production of the motion picture plus contingent compensation that is dependent on the motion picture’s financial performance for producing services and providing the “National Lampoon” trademark.

To date, we have not financed the production or distribution of any “National Lampoon” motion pictures. Instead, we have relied upon third parties, primarily major motion picture studios, to provide a picture’s financing and distribution. Since the Reorganization Transactions, we have increased our emphasis on developing product across all media and, in particular, are devoting management resources to the development of film projects.

We are in discussions with several studios and other film financing entities regarding the development of new “National Lampoon” feature film projects. We have entered into a one year employment arrangement with Matty Simmons, the founder and former CEO/President of National Lampoon from National Lampoon’s inception through the late 1980’s, to help further the implementation of this process.

As of July 31, 2002, we and/or NLI have been involved in the production of eighteen motion pictures, as follows:

	Year of	Financier/
Title	Release	Distributor

National Lampoon’s Animal House	1979	Universal Studios
National Lampoon Goes to the Movies	1981	United Artists
National Lampoon’s Class Reunion	1982	ABC/Disney
National Lampoon’s Vacation	1983	Warner Bros.
National Lampoon’s European Vacation	1985	Warner Bros.
National Lampoon’s Class of 86	1986	Paramount
National Lampoon’s Christmas Vacation	1989	Warner Bros.
National Lampoon’s Loaded Weapon I	1993	New Line
National Lampoon’s Last Resort	1994	Trimark
National Lampoon’s Attack of the 5’2” Women	1994	Showtime
National Lampoon’s Senior Trip	1995	New Line
National Lampoon’s Favorite Deadly Sins	1995	Showtime
Vegas Vacation	1996	Warner Bros.
National Lampoon’s Dad’s Week Off	1997	Paramount
National Lampoon’s The Don’s Analyst	1997	Paramount
National Lampoon’s Men in White	1998	Fox
National Lampoon’s Golf Punks	1998	Fox
National Lampoon’s Van Wilder	2001	Artisan

Television Development; Acquisition of The Burly Bear Network.

We are exploring a number of television production opportunities, primarily in the reality television genre. We are currently actively developing a reality show based on fraternity life tentatively called “The House”, as well as programming which can be derived from the College Bus tour (described below). We have also been involved in the production of television programs and currently have several television projects in development. Other shows may be derived from the programming acquired from the September 2002 acquisition of certain of the assets of the Burly Bear. See Recent Developments-Acquisition of the Burly Bear Network. It is anticipated that Burly Bear, which will be renamed the National Lampoon Network, will be an integral part of future television activities. The Company is currently developing and producing projects for Burly Bear.

Burly Bear had been engaged in the business of producing and distributing entertainment through a network of affiliated colleges and other educational television stations. Through the 2001-2002 academic year it experienced significant financing problems as well as generating an operating loss of over $20 million. We procured the assets of the Burly Bear on a liquidation basis with a view towards keeping as much of the network intact as possible, and reusing previous produced programming until such time as revenue can be generated to produce original content on a more economic basis. We have retained Errol Gerson, pursuant to the terms of an oral one year consulting agreement, to manage the operations of the network. Through this agreement, Mr. Gerson is serving as COO of National Lampoon Networks, the operating subsidiary. Mr. Gerson is compensated by both us and NLNI, at the rate of $5,000 and $7,500 per month, respectively. Three advertising sales employees, working on a commission basis, have been retained to provide sales support. Sales will be largely dependent on our ability to retain as much as possible of the network, and the ratings which may be generated when, and if, we initiate ratings tests.

Of the 400 campuses comprising the Burly Bear Network, approximately 50% are services by broadcast studios, and have their materials physically delivered to them, and the other 50% are reached through local cable affiliates. Because of the financial difficulties associated with prior ownership, many of the leased carriage arrangements were allowed to expire by Burly Bear. We are currently negotiating to reinstate those that we have determined maintain economic viability. The cost of these leased carriage arrangements is anticipated to be $180,000 during the first year of operation. Burly Bear is currently broadcasting to approximately 181 campuses, with approximately 40 broadcasts and 15 cable deals anticipated to be effective by the end of the calendar year on, bringing on line and additional 220 campuses.

In the event that we are not able to operate the network on a more economic basis than prior ownership, we will scale back its operation. In such event, we believe that we may have other uses for the programs that were acquired in the acquisition.

Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce “National Lampoon” television programming to Guber-Peters Entertainment Company (“GPEC”). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI’s cash receipts from each television program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). As of July 31, 2002, we have recorded a liability of approximately $201,000 relating to the Termination Agreement.

     College Bus Tour. We are attempting to organize a national comedy bus tour for the fall of 2003 which would include over 51 colleges and provide 6 weeks of bus related television programming. The tour which would actually be comprised of 2 separate bus trips (one east of the Mississippi and one west of the Mississippi), would provide for weekly contests as comedians perform on college campuses all over the country and would attempt to obtain the designation as that week’s funniest comic. We have entered into a relationship with LMNO Productions, Inc., a privately held television production company to work with us regarding a possible television show and other ancillary rights (including video) in connection with the production of the tour. Currently we are seeking to develop sponsorship arrangements to defray 100% of the costs of the tour which are estimated to be between $1.6 and $2 million. Inquiries among national sponsors have recently been disseminated. However, we have not commenced formal negotiations with any sponsor, and accordingly, no assurances can be given that an acceptable sponsorship arrangements will be effectuated.

     Gaming. On August 21, 2002 we formed National Lampoon Games, Inc. (“NL Games”) to handle all our gaming activities. NL Games is currently in negotiations with Multi Media Games (Nasdaq — MGAM, a publicly held company which designs and develops Class II Bingo and Class III video games), to develop and manufacture up to 3 casino type slot machine games. MGAM is one of the leading development and manufacturing companies in its industry. It is currently anticipated that these games will be located in Class II type casinos (public casinos, such as Indian gaming casinos). MGAM will also have the right to place the games in Class III casinos (i.e., private gaming casinos) under certain circumstances. Our gaming activities are being supervised by Daniel Sarnoff, COO of NL Games. Mr. Sarnoff is also assisting with sales of the Burly Bear Network. No assurances can be given that we will be successful in completing an agreement with MGAM.

     Publishing. We have entered into a consulting arrangement with Douglas Bennett pursuant to which Mr. Bennett is seeking to re-establish our publishing operations. We have entered into an agreement with Rugged Land LLC to publish 6 National Lampoon books. The first book contemplated is a 1964 “high school year book” parody.

     Internet. In October 1999, we launched “nationallampoon.com” (the “Site”), a website featuring a wide array of original comedy content as well as classic articles from “National Lampoon Magazine.” Some of the Site’s features have included:

News on the March — articles parody and satirize the news of the day.

Word of the Week — animated adventures parody the importance of a first-rate vocabulary. A dictionary in the “National Lampoon” style.

NewsFlash — authentic and topical newswire photos come to life in twisted stories.

Online Confessional — an interactive video features real people confessing their most bizarre sins: website viewers vote to absolve or condemn.

Cybercops — an animation/live action video hybrid explores the lives of two policemen on the prowl for Internet bad guys.

Although as of the date hereof, our Internet operations have not yet generated significant revenue, we anticipate that our Internet operations will be the incubator for the development of stories, characters and animation that will be spun off into other media. In the future, we may earn revenue from the Site and other Internet activities from either banner and sponsorship advertising , E-Commerce and the syndication of content originally developed and exploited on the Site.

OTHER ACTIVITIES

We have been and continue to be involved in various other activities to exploit the “National Lampoon” trademark including books, audio entertainment and other merchandise as well as the distribution of videocassette programming. In addition, we, and previously NLI, published “National Lampoon Magazine” from March 1970 until October 1998 when the magazine was discontinued. Although in recent years, these activities have not generated significant amounts of revenue, we believe that such activities reinforce the “National Lampoon” trademark and provide cross-promotional opportunities for our motion picture, television and Internet operations. It is also anticipated that these activities might be enhanced by the new creative content created by our Internet operations.

COMPETITION

The entertainment industry in general, and the motion picture and television industry specifically, are highly competitive. We face intense competition from motion picture studios and numerous independent production companies, most of whom have significantly greater financial resources than we do. All of these companies compete for motion picture and television projects and talent and are producing products that compete for exhibition time at theaters, on television, and on home video with products produced by us. Moreover, the growth of ever larger, vertically integrated media conglomerates such as AOL Time Warner (owning AOL), Viacom (owing both Paramount, Nickelodeon, and CBS), News Corporation (owning or controlling Twentieth Century Fox, Fox Searchlight and Fox 2000, Fox Sports, and the Fox network) and The Walt Disney Company (owning Disney, ABC, and ESPN) presents significantly more challenges.

REGULATION

Our trademarks and other intellectual properties are granted legal protection under the trademark or copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for infringement. We take all appropriate and reasonable measures to obtain agreements from licensees to secure, protect and maintain trademark and copyright protection for our properties under the laws of all applicable jurisdictions.

EMPLOYEES

As of October 15, 2002, we employed 13 full-time employees and 6 part-time employees. We consider our employee relations to be satisfactory at the present time. Since the consummation of the Reorganization Transactions, we have also employed a number of consultants as we have increased our business activities. See Part III- Item 10- Directors And Executive Officers Of The Registrant for a description of certain of these arrangements.

CERTAIN CONSIDERATIONS

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS BECAUSE SUCH FACTORS MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL POSITION.

ADEQUACY OF CAPITAL RESOURCES

Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, establishing bank lines and obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. We are not certain if our existing capital resources are sufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of October 18, 2002, we had cash on hand of $ 86,000, which reflects an infusion of $80,000 upon the purchase of Series B Units by members of NLAG, and no significant receivables . This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by the additional purchase of additional Series B Units by designees of NLAG or other investments by members of NLAG. If they decline to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2002 contain an explanatory paragraph as to our ability to continue as a “going concern”. This qualification may impact our ability to obtain future financing.

SPECULATIVE NATURE OF ACTIVITIES

Historically, substantially all of our revenues are derived from the licensing of the name “National Lampoon” in connection with production and distribution of feature films, television series and made-for-television movies. The entertainment industry in general, and the development, production and distribution of feature films and television programs, in particular, is highly speculative and involves a substantial degree of risk. Since each project is an individual artistic work and its commercial success is primarily determined by audience reaction, which is volatile and unpredictable, there can be no assurance that any entertainment property will make money. Even if a production is a critical or artistic success, there is no assurance that it will be profitable. In particular, to the extent that our product caters to the tastes of television audiences in the United States, our results may be affected by the inability to attract audiences in our newly addressed markets, especially Europe. If we are unable to attract productions which compete effectively in the global marketplace, our financial condition and results of operations could be materially adversely affected

COMPETITION: GENERAL ECONOMIC CONDITIONS

We are also subject to certain factors affecting the entertainment industry generally, such as (a) sensitivity to general economic conditions; (b) critical acceptance of our products; and (c) intense competition. Virtually all of our competitors are substantially larger than we are, have been in business longer than we have and have more resources at their disposal. The television industry is currently evolving into an industry in which certain multi-national, multi-media entities, because of their control over key film, magazine, and/or television content, as well as key network and cable outlets, will be able to dominate certain communications industry activities in the United States and abroad. These competitors have numerous competitive advantages, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts.

PRODUCTION ACTIVITIES

To the extent that we produce new programming for the Burly Bear Network, we will be required to be cognizant of the risk of production activities and the related costs. To the extent that we seek to recoup some of those costs from the exploitation of product outside the network, there can be no assurance that we can produce enough episodes so that we can syndicate the series in the United States. Typically, there needs to be at least 65 episodes of a series produced in order to “strip” or syndicate the series in the daily re-run market. Networks can generally cancel a series at stated intervals and, accordingly, do not commit in advance to exhibit a series for more than a limited period. If we cancel a series before the minimum number of shows necessary to syndicate or “strip” have been produced, there is the risk that the production costs of the project will not be fully recovered. Similar risks apply for a series produced for a non-network medium.

VARIANCE IN REVENUE

Our revenues and results of operations are significantly dependent upon the timing and success of implementing the business activities describe above, and the timing and receipt of revenue from licensing and production activities, which cannot be predicted with certainty. Revenues for any particular program may not be recognized until the program is produced and available for delivery to the licensee. Production delays may impact the timing of when revenues may be recognized under generally accepted accounting principles. Significant sales of our product take place at the industry’s major selling markets, the most important of which are the Cannes Film Festival, the American Film Market, MIFED, MIP-TV and MIPCOM-TV (the International Film and Program Market for TV, Video, Cable & Satellite) which take place in France in the second, third and fourth quarters, respectively, and NATPE and the American Film Market, which takes place in the United States in January. Finally, production commitments are typically obtained from networks in the spring (second quarter), although production activity and delivery may not occur until later periods. We may experience significant quarterly variations in our operations, and results in any particular quarter may not be indicative of results in subsequent periods. Such variations may lead to significant volatility of our share price.

INTERNET ACTIVITIES

Since the Internet and other wide area networks are new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial enterprise. Growth in our Internet revenues will be dependent on the Internet’s continued growth and integration into daily commerce, among other factors. However, the demand for Internet advertising in general has declined, and we have not achieved any significant advertising revenue, there are currently no reliable standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

STOCK PRICE VOLATILITY

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;

•	a continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the television industry;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

Sale of substantial amounts of our common stock, the issuance of substantial amounts of warrants and options granting the right to receive shares of our common stock or the prospect of such sales or issuances, respectively, could materially adversely affect the market price of our common stock. We have the equivalent of approximately 3.8 million shares of common stock outstanding, consisting of approximately 1.4 million shares of common stock, approximately 1.2 million shares issueable upon conversion of outstanding shares of Series B Preferred and approximately 1.1 million shares of common stock are issuable upon exercise of outstanding warrants and options (exclusive of options which would be issued upon issuance of the Series B Preferred.). Of these shares, approximately 1,680,000 shares are restricted shares under the Securities Act of 1933, as Amended (the “Act”). We have filed a registration statement on Form S-8 under the Act to register the sale of approximately 2,500,000 shares of our common stock reserved for issuance under our Restated 2001 Stock Option, Deferred Stock and Restricted Stock Plan. Shares of our common stock issued upon exercise of options are available for sale in the public market, subject in some cases to volume and other limitations.

On December 21, 2001 we received notification from Nasdaq that we failed to comply with the requirements for continued listing on the Nasdaq SmallCap Market. The notification was made pursuant to Nasdaq Marketplace Rule 4310(c)(2)(B) for failure to meet the quantitative listing requirements contained in such rule and Rules 4350(e) and 4350(g) for failure by us to hold our annual meeting for the year 2000 within the time limits required for such rules and that our securities were subject to delisting. On March 22, 2002 the Nasdaq Listing Qualifications Panel notified us of its delisting determination. We requested the Nasdaq Listing and Hearing Review Council to review the Panel’s delisting determination. On March 25, 2002 our common stock began to trade on the Over The Counter Bulletin Board. On July 2, 2002, the Council notified us that it had affirmed the Panel’s decision and on July 26, 2002 Nasdaq notified us that the NASD Board had declined to call the Council’s decision for review.

DEPENDENCE ON “NATIONAL LAMPOON” TRADEMARK AND RELATED PROPERTIES

Our revenues are primarily derived from exploitation of the “National Lampoon” trademark. Any erosion of brand recognition of that trademark and its related properties or our failure to adequately protect our intellectual property could have a materially adverse effect on our business, results of operations and financial position. Our business also depends upon the protection of the intellectual property rights that we have to our entertainment properties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and Europe.

In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of other’s intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and materially adversely affect our financial condition and results of operations

DEPENDENCE ON KEY PERSONNEL

We are dependent upon the services of James P. Jimirro and Daniel S. Laikin. The loss of their services could have a materially adverse effect on our business, results of operations and financial position. We are also subject to a number of consulting arrangements with individuals and entities are not exclusive to us, or who are working without cash compensation. No assurance can be given that we will receive the same level of service and attention than had these services been handled by full time employees receiving traditional cash compensation.

ITEM 2. PROPERTIES

We lease approximately 3,912 square feet of office space in Los Angeles, California under a lease expiring in September 2005. Management considers our office space generally suitable and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held June 14, 2002. Each of the proposals was approved by a majority of the shares present at the meeting.

1.	To re-elect four directors and elect three new directors to serve for the ensuing year or until their successors are duly elected and qualified.

	SHARES FOR	SHARES WITHHELD

James P. Jimirro	2,217,793	794
James Fellows	2,217,793	794
Bruce P. Vann	2,217,793	794
Daniel S. Laikin	2,217,793	794
Timothy S. Durham	2,217,793	794
Paul Skjodt	2,217,793	794
Joshua A. Finkenberg	2,217,793	794

2.	To ratify the appointment of Stonefield Josephson, Inc., as our independent auditors for the fiscal year 2002. Results of the voting included 2,218,062 shares for, 525 shares against and no shares abstained.

2. On September 27, 2002, 1,890,465 of our outstanding Common Stock consented to reincorporate our company as a Delaware corporation with the name National Lampoon, Inc. This transaction is expected to become effective in early November, 2002.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until March 24, 2002, our Common Stock traded on the Nasdaq Small Cap Market under the symbol “JTWO.” Beginning on March 25, 2002, our Common Stock began trading on the Over The Counter Bulletin Board under the symbol “JTWO.OB”. The following table sets forth the high and low closing sales prices per share of our Common Stock for the periods indicated.

FISCAL YEAR 2001	HIGH		LOW

First Quarter	13	1/2	9
Second Quarter	12	7/8	8	1/8
Third Quarter	14	15/16	11	1/2
Fourth Quarter	13	1/2	10	1/2

FISCAL YEAR 2002	HIGH		LOW

First Quarter	13	47/50	7	1/5
Second Quarter	10	1/2	3	3/20
Third Quarter	9	2/5	4	1/2
Fourth Quarter	7	1/4	5

As of October 25, 2002, we had approximately [212] stockholders of record.

On December 21, 2001 we received notification from Nasdaq that we failed to comply with the requirements for continued listing on the Nasdaq SmallCap Market. The notification was made pursuant to Nasdaq Marketplace Rule 4310(c)(2)(B) for failure to meet the quantitative listing requirements contained in such rule and Rules 4350(e) and 4350(g) for our failure to hold our annual meeting for the year 2000 within the time limits required for such rules and that our securities were subject to delisting. On March 22, 2002 the Nasdaq Listing Qualifications Panel notified us of its delisting determination. We requested the Nasdaq Listing and Hearing Review Council to review the Panel’s delisting determination. On March 25, 2002 our common stock began to trade on the Over The Counter Bulletin Board. On July 2, 2002, the Council notified us that it had affirmed the Panel’s decision and on July 26, 2002 Nasdaq notified us that the NASD Board had declined to call the Council’s decision for review.

The delisting of our Common Stock has decreased its liquidity.

DIVIDEND POLICY

     We have not paid any dividends on our outstanding Common Stock since our inception and do not anticipate doing so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES.

1.	As part of the Reorganization Transactions, our Articles of Incorporation were amended on May 17, 2002 to designate 68,406 of the previously authorized 2,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred”), with each share of Series B Preferred being convertible into 28.169 shares of Common Stock. The shares of Series B Preferred vote on a converted basis as a class with the shares of Common Stock. Pursuant to the Purchase Agreement, we agreed to sell to designees of NLAG up to 68,406 units (the “Series B Units”), with each unit consisting of one share of Series B Preferred and a warrant to purchase 28.169 shares of Common Stock. At the initial closing we issued 35,244 Series B Units to five members of the NLAG Group for an aggregate purchase price of $3,524,400. See Item 1 “Business and Recent Developments.” Since that time, and through October 15, 2002 we have issued and additional 830 Series B Units in connection with the purchases by designees of NLAG under the Purchase Agreement.

2.	We have agreed to issue, and Batchelder Partners Inc. has agreed to accept, 50,000 shares of Common Stock to satisfy the balance of our obligation to it pursuant to various investment banking agreements signed with such firm. The shares, which have not yet been issued, will be subject to various demand registration rights.

3.	Since the consummation of the Reorganization Transactions we have issued warrants to the following consultants:

a.	We are party to a consulting agreement, approved by our Board of Directors on August 7, 2002, with Zelnick Media Group (‘ZM”), headed by Stauss Zelnick, the former head of 20th Century Fox and Bertlesman, the European media conglomerates. Mr. Zelnick and his affiliates are providing marketing, development, production and branding assistance to us. In particular, Scott Ziegler, a partner of ZM, is assisting directly in certain television activities. ZM is being compensated solely by the issuance to it of 300,000 warrants (the “ZM Warrants”) which have been issued directly to ZM and an affiliate. Two of the ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the shares of our Common Stock at an exercise price of $6.50 per share the other two ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the ZM Warrant Shares at an exercise price of $10.00 per share. The number and exercise price of the ZM Warrants are subject to adjustments customarily contained in warrants of a similar nature. One-third of the ZM Warrant Shares become exercisable upon issuance of the ZM Warrants and the remainder of the ZM Warrants will first become exercisable in monthly installments during the 13th through 36th months following the issuance of the ZM Warrants, provided that no ZM Warrant Shares become exercisable after the termination of the consulting agreement

b.	Effective as of September 11, 2002, we have entered into a consulting agreement with SBI USA, an affiliate of Softbank (“SBI”), pursuant to which SBI has to introduce us to market makers, institutional investors, and other broker/dealers who will increase the visibility of the Corporation in capital markets. The sole compensation paid to SBI was a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $7.00 per share. The warrant expires nine months from the date of issuance.

4.	We have issued stock options under our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan to our employees and members of our Corporate Advisory Board and Creative Advisory Board. See “Part III- Item 10. Directors and Executive Officers of the Registrant — Advisory Boards.”

5.	Effective as of August 17, 2002, we issued to Douglas Bennett, an advisor of the Company (“Bennett”) and now our Vice President, the right to acquire 213 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred”) and a Warrant to purchase up to 6,000 shares of the Company’s common stock (“Common Stock”), which warrant is exercisable for a period of five years at an exercise price of $3.55 per share of Common Stock during the first two years of the term thereof and at a price of $5.00 per share of Common Stock during the last three years of such term. In connection with such grant, NLAG delivered to us a written waiver (the “NLAG Waiver”) of its right to purchase 213 Series B Units purchasable by NLAG pursuant to the Purchase Agreement, thereby making available for issuance 213 shares of authorized but unissued shares of Series B Preferred that had been reserved for possible future issuance to NLAG upon the exercise of its option to purchase Series B Units under the Purchase Agreement.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities To be issued Upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation plans approved by security holders	5,351,988(1)	4.303	574,202(2)

Equity compensation plans not approved by security holders	—	—	—

Total:	5,351,988	4.303	574,202

1)	Includes all 68,406 Series B units authorized. The units include one share of Series B preferred shares and one warrant. Both the Series B shares and the warrant can be converted into 28.119 shares of common stock.

2)	The Amended and Restated 1999 Stock Option Plan reserved and made available for issuance 1,500,000 shares of the Company’s common stock, 925,798 options have been granted as of 10/28/02.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data for the Company for each of the last five fiscal years. This financial data should be read in conjunction with our consolidated financial statements and related footnotes contained herein for the fiscal year ended July 31, 2002 and for the other periods presented.

SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the fiscal years ended July 31,

	2002	2001	2000	1999	1998

Revenues	$943	$306	$1,480	$1,246	$783
Operating income/(loss)	$(1,800)	$(3,130)	$854	$(1,765)	$(267)
Net income/(loss)	$(1,613)	$(3,076)	$826	$(1,299)	$121
Net income/(loss) per share — basic	$(1.17)	$(2.26)	$0.64	$(1.07)	$0.10
Net income/(loss) per share — diluted	$(1.17)	$(2.26)	$0.62	$(1.07)	$0.10
Total assets	$3,745	$3,302	$5,119	$5,350	$5,962
Long term obligations	$0	$0	$0	$1,717	$17

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

GENERAL

On May 17, 2002, we completed the Reorganization Transactions, involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham and also including National Lampoon Acquisition Group LLC, a California limited liability company; Samerian, LLP, an Indiana limited liability partnership; Diamond Investments, LLC, an Indiana limited liability company; DW Leasing Company, LLC, an Indiana limited liability company; Christopher R. Williams; Helen C. Williams; Judy B. Laikin; and DC Investments, LLC, an Indiana limited liability company (“DCI”) ((collectively, the “NLAG Group”), and James P. Jimirro, our Chairman of the Board, President and Chief Executive Officer. Certain of the Reorganization Transactions were undertaken pursuant to a Preferred Stock and Warrant Purchase Agreement, dated April 25, 2002, as amended by the First Amendment to Preferred Stock and Warrant Purchase Agreement, dated May 17, 2002.

Future results will also be affected by our September 2002 acquisition of all of the assets of Burly Bear, Inc., a Delaware corporation (“Burly Bear”). Burly Bear, organized by a group including the executive producer of Saturday Night Live, was in the business of producing and distributing entertainment through a network of affiliated college television outlets. The Asset Purchase Agreement, provided that Burly Bear was to receive as consideration for the purchase of the assets the following: $200,000 in cash, less certain transaction expenses; shares of our Common Stock having an aggregate value of $400,000 (resulting in the issuance of 73,801 shares of Common Stock); and 150 shares of NLNI Common Stock, representing fifteen percent of NLNI’s issued and outstanding shares of Common Stock. The cash consideration paid in the acquisition was received by the Company on August 29, 2002, from two existing shareholders upon their exercise of an option to acquire 2,000 units, with each unit consisting of one share of our Series B Convertible Preferred Stock and one warrant to purchase 28.169 shares of our Common Stock, for a purchase price of $100 per unit.

Burly Bear incurred substantial losses since the inception of the company in 1994, and had an accumulated deficit of <$24,657,746> as of May 31, 2002. We hope to rationalize the assets which were acquired and effectuate a reorganization of the business with a goal of achieving significant revenue growth during the last two quarters of fiscal 2003 and all of fiscal 2004. We are currently exploring a number of new ventures, with a view toward increasing both our operations and the visibility of the National Lampoon brand.

CRITICAL ACCOUNTING POLICIES

Based upon our operating activities there are no significant alternative accounting policies which would have a material affect on our operating results. See Footnote A to the financial statements for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

THE YEAR ENDED JULY 31, 2002 VS. THE YEAR ENDED JULY 31, 2001

For the year ended July 31, 2002, total revenues increased by approximately 208% to $943,487 from $306,244 for the year ended July 31, 2001. This increase resulted primarily from trademark revenues from motion pictures, which rose to $913,491 in fiscal 2002 versus $270,408 for the prior year. Revenues from “Animal House” increased to $200,448 from $70,715 in the prior year. The three “National Lampoon’s Vacation” features together recorded revenues of $358,996 in fiscal 2002 compared to $124,431 in fiscal 2001. We also received $135,000 for the feature “National Lampoon’s Van Wilder” which was released this year. Revenues from television increased in fiscal 2002 to approximately $202,000 from $7,500 in the prior fiscal year. Video revenues of $19,208 in fiscal 2002 decreased 13% from year 2001 video revenues of $22,151. This decrease was due to fewer sales of library video product in 2002 versus 2001. Internet revenue of $10,788 represented a 21% decrease over year ended July 2001 Internet revenues of $13,685. Internet revenue consisted primarily of sale of merchandise.

Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on our trademark revenues, increased by approximately 297% to $88,155 for the year ended July 31, 2002 versus $22,221 during the same period last year. The increase in costs resulted primarily from increased royalties due to greater trademark motion picture and television revenues during the fiscal year ended July 31, 2002. Costs related to Internet revenues were $32,256 for the year ended July 31, 2002 versus $36,040 for fiscal 2001, which represents a decline of 10%. Internet costs are direct expenses we incurred to develop, maintain, and promote our website excluding salaries and other general and administrative expenses incurred in connection with our Internet operations. Cost declines were related to the decline in Internet revenues in fiscal 2002 versus fiscal 2001

Amortization of intangible assets, the costs of our acquisition of the “National Lampoon” trademark, was $240,000 during each of the years ended July 31, 2002 and 2001.

During the year ended July 31, 2002 and 2001 we made significant expenditures to our lawyers, and investment bankers for advice and preparation of documentation related to the activities which culminated in the Reorganization Transactions. These expenses for the year ended July 31, 2002 totaled $545,887 and for July 31, 2001, $1,532,837. Costs totaling approximately $865,000, incurred by us from our lawyers, and investment bankers after the January 30, 2002 letter of intent with respect to the Purchase Agreement between us and NLAG, were classified as part of the cost of issuing the Series B Preferred shares and accordingly decreased the capital raised.

Selling, general and administrative expenses for the fiscal year ended July 31, 2002 increased to $2,538,282 versus $1,221,338 for the fiscal year ended July 31, 2001. This increase of $1,316,944 or 108% resulted primarily from increases in officer salary costs of approximately $1.1 million granted to the Chief Executive Officer in consideration of his forgiveness of all contingent notes and deferred salary due to him, increases in public filing and printing costs of $38,000 and an increase in corporate expenses of approximately $80,000 related to the Reorganization Transaction and Purchase Agreement with the NLAG.

During the year ended July 31, 2002, we recorded a benefit to stock appreciation rights (SARs) of $843,096 versus an expense of $379,695 during the prior year from SARs granted to our Chief Executive Officer. This credit resulted from a conversion of all SARs granted to the Chief Executive Officer to common stock options. This conversion eliminated the liability or the amount payable by us to the Chief Executive upon exercising the outstanding SARs.

The conversion of the SARs to common stock options resulted in an expense of $140,894 for the fiscal year ended July 31, 2002. This cost reflects the difference between the exercise price of the SARs when converted to a stock option and the market price of the stock on the date of conversion. Other income of $175,484 in fiscal 2002 represents the elimination of liability associated with deferred salaries owed to the Chief Executive Officer as part of the Preferred Stock and Warrant Purchase Agreement.

Interest income during the year ended July 31, 2002 decreased to $12,849 versus $55,551 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2002 versus the year ended July 31, 2001.

For the year ended July 31, 2002, we recorded a net loss of $1,613,334 versus a net loss of $3,076,516 for the year ended July 31, 2001. The substantial decrease in net loss of $1,463,182 resulted primarily from the conversion of SARs to common stock options, which had an overall benefit of $843,096, along with the reduction in the expensing of proxy solicitation expenses for the year ended July 31, 2002. The amounts incurred after the execution of the definitive letter of credit were capitalized and offset against the offering proceeds in accordance with generally accepted accounting principles. In addition, revenues increased by $637,243 in fiscal 2002 over fiscal 2001 levels.

THE YEAR ENDED JULY 31, 2001 VS. THE YEAR ENDED JULY 31, 2000

For the year ended July 31, 2001, total revenues decreased by approximately 79% to $306,244 from $1,480,215 for the year ended July 31, 2000. This decrease resulted primarily from reduced trademark revenues from motion pictures including; “Animal House”, “National Lampoon’s Vacation,” “National Lampoon’s Dad’s Week Off” and “National Lampoon’s The Don’s Analyst.” Internet revenue of $13,685 while not material in the aggregate, was represented a 37% increase over July 2000 Internet revenues of $9,956. Internet revenue consists primarily of banner and sponsorship advertising. Video revenues of $22,151 in fiscal 2001 increased 38%

from year 2000 video revenues of $16,020. This increase was due to additional sales of library video product in 2001 versus 2000.

Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on our trademark revenues, decreased by approximately 85% to $22,221 for the year ended July 31, 2001 versus $144,578 during the same period last year. The decline in costs resulted primarily from decreased royalties due to reduced trademark revenues during the fiscal year ended July 31, 2001. Costs related to Internet revenues were approximately $36,040 for the year ended July 31, 2001 versus $283,929 for fiscal 2000, which represents a decline of 87%. Internet costs are direct expenses incurred by us to develop, maintain, and promote our website excluding salaries and other general and administrative expenses incurred in connection with our Internet operations. We developed its website during fiscal 2000, therefore expenditures to develop and promote the website were far more extensive for the year ended July 31, 2000 than they were for fiscal 2001.

During the year ended July 31, 2001, and through November 15, 2001, we made significant expenditures to its lawyers, independent accountants, and investment bankers for advice and preparation of documentation related to the change of control pursued by Mr. Laikin. Proxy solicitation expenses for the year ended July 31, 2001 totaled $1,532,837. There were no equivalent proxy solicitation expenditures made by us during fiscal 2000.

Selling, general and administrative expenses for the fiscal year ended July 31, 2001 increased to $1,221,338 versus $1,101,784 for the fiscal year ended July 31, 2000. This increase of approximately 11% resulted primarily from additional full-time staff in fiscal year 2001, and increases in rent, and insurance costs.

During the year ended July 31, 2001, we recorded an expense of $379,695 related to stock appreciation rights (“SARs”) granted to our Chief Executive Officer. This expense resulted from an increase in our stock price from July 31, 2000 to July 31, 2001 that increased the amount payable by us to the Chief Executive Officer upon exercise of the outstanding SARs, and the granting of additional shares during fiscal 2001. During the year ended July 31, 2000 we recorded a benefit of approximately $1,148,000 related to the SARs that resulted from a significant decrease in our stock price from July 31, 1999 to July 31, 2000. The decrease in stock price decreased the amount payable by us to the Chief Executive Officer upon exercise of the outstanding SARs.

Interest income during the year ended July 31, 2001 decreased to $55,551 versus approximately $87,365 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2001 versus the year ended July 31, 2000. There was no minority interest income or expense during fiscal 2001 because during the year ended July 31, 2000 there was a settlement of various claims made by the subsidiary’s minority interest and a new structure was established that permanently separated the subsidiary from National Lampoon, and therefore from us.

For the year ended July 31, 2001, we recorded a net loss of $3,076,516 versus a net income of $826,416 for the year ended July 31, 2000. This substantial decrease resulted primarily from; reduced trademark revenues of nearly $1.2 million, costs of attorneys and others pursuant to the Laikin Group’s desire to change control of the Company of over $1.5 million, and a change from an SAR benefit of over $1.1 million during the year ended July 31, 2000 to an SAR expense of $379.695 for fiscal 2001 which represents an increase in SAR expenses of over $1.5 million from fiscal 2000 to fiscal 2001. For additional explanation of the items just mentioned see above. Some of these increases in costs/decreases in revenues were offset by somewhat lower royalty costs due to lower revenues, and lower development costs for our website during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital during the fiscal year ended July 31, 2002 included; trademark and other income of approximately $943,487 and $2,585,317 from the Laikin group pursuant to the Reorganization Transactions.

For the twelve months ended July 31, 2002, our net cash flows used in our operating activities was $1,961,561, versus $1,486,834 of net cash flow used in operating activities during the twelve months ended July 31, 2001. This decrease resulted primarily from a decrease in accrued expenses and other liabilities.

Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, establishing bank lines and obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. We are not certain if our existing capital resources are sufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of October 18, 2002, we had cash on hand of $ 86,000, an amount which reflects an infusion of $80,000 upon the purchase of Series B Units by designees of NLAG immediately prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by the additional exercise of the Series B Warrants held by the NLAG Group or other investments by NLAG. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2002 contain an explanatory paragraph as to our ability to continue as a “going concern”. This qualification may impact our ability to obtain future financing

FUTURE COMMITMENTS

New Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. We are evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on our financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. We do not expect the adoption to have a material impact to our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption to have a material impact to our financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements of J2 Communications are listed on the Index to Financial Statements set forth on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Form 8-K filed on August 12, 2001, and amended on August 24, 2001, the Audit Committee of our Board of

Directors dismissed Arthur Andersen LLP as our independent auditors on July 30, 2001, and on that same date engaged Stonefield Josephson, Inc. as our independent auditors for the fiscal year ending July 31, 2001. During the two most recent fiscal years prior to the change, there had been no reportable events (as defined in Item 304 of Regulation S-K) with Arthur Andersen LLP. We had not consulted with Stonefield Josephson, Inc. regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years. We did not believe that there were any disagreements with Arthur Andersen LLP within the meaning of Instruction 4 of Item 304 of Regulation S-K as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of our financial statements for the fiscal years ended July 31, 2000 and 1999 or for any subsequent interim period, which disagreements if not resolved to its satisfaction would have caused Arthur Andersen LLP to issue an adverse opinion or a disclaimer of opinion, and neither report contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles except uncertainty as to our ability to continue as a going concern in the event certain contingent payments became due to any of our officers contained in Arthur Andersen LLP’s opinion on our financial statements for the fiscal year ended July 31, 2000. A letter of Arthur Andersen LLP addressed to the Securities and Exchange Commission was included as Exhibit 16 to the amendment to the Form 8-K. Such letter stated that such firm agreed with the statements made by us.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our directors and executive officers. Directors are elected at the annual meeting of stockholders to serve a one-year term and until their successors are elected and qualified. Officers serve at the request of the Board of Directors. There are no family relationships among any of the directors or executive officers.

			Director
Name	Age	Position	Since

James Jimirro	65	Director, Chairman, President and	1986
		Chief Executive Officer
James Fellows	65	Director	1986
Bruce Vann	46	Director	1985
Daniel S. Laikin	40	Director and Chief Operating Officer	2000
Timothy S. Durham	40	Director	2002
Paul Skjodt	43	Director	2002
Joshua A. Finkenberg	28	Director	2002

EXECUTIVE OFFICERS AND DIRECTORS

In connection with the consummation of the Reorganization Transactions, Messrs. Durham, Skjodt and Finkenberg were elected to the Board on May 17, 2002. Messrs. Durham and Skjodt filled the vacancies created by the resignations on that date of Messrs. De Simio and Cowan and Mr. Finkenberg was elected to fill the vacancy created by the expansion of the Board from six to seven members.

     James P. Jimirro has been employed as our President and Chief Executive Officer since its inception. From 1980 to 1985, he was the President of Walt Disney Telecommunications Company, which included serving as President of Walt Disney Home Video, a producer and distributor of family home video programming. While in this position, he also served as Corporate Executive Vice President of Walt Disney Productions. In addition, from 1983 to 1985, Mr. Jimirro served as the first President of the Disney Channel, a national cable pay-television channel, which Mr. Jimirro conceived and implemented. Mr. Jimirro continued in a consulting capacity for the Walt Disney Company through July 1986. From 1973 to 1980, he served as Director of International Sales and then as Executive Vice President of the Walt Disney Educational Media Company, a subsidiary of the Walt Disney Company. Prior to 1973, Mr. Jimirro directed international sales for CBS, Inc., and later for Viacom International. Mr. Jimirro also served as a member of the Board of Directors of Rentrak Corporation between January 1990 and September 2000.

     James Fellows has been a member of the Board of Directors and the President of the Central Education Network, Inc., a Chicago, Illinois association of public television and educational associations, since 1983. From 1962 through 1982, Mr. Fellows worked in a variety of positions for the National Association of Educational Broadcasters in Washington, D.C., and became its President and Chief Executive Officer in 1978. Mr. Fellows is a director of numerous nonprofit corporations, including the Hartford Gunn Institute, a research and planning service for public telecommunications; the Maryland Public Broadcasting Foundation, a corporate fund-raiser for public television; and the American Center for Children and Media, a coalition of organizations committed to improving media services for children and youth.

     Bruce P. Vann has been a principal of the law firm of Kelly Lytton & Vann LLP since December 1995. Mr. Vann specializes in corporate and securities matters. From January 1994 through December 1998, Mr. Vann served, on a non-exclusive basis, as Senior Vice President, Business and Legal Affairs, of Largo Entertainment, Inc., a subsidiary of the Victor Company of Japan.

     Daniel S. Laikin has been employed as our Chief Operating Officer since May 17, 2002. Mr. Laikin served as Co-Chairman of Biltmore Homes, Inc., an Indiana-based home building and real estate development company until 2000. He also served as a managing partner of Four Leaf Partners, LLC, a closely held investment company, concentrating on the startup and financing of high tech and Internet-related companies. He is also on the Board of Directors of Obsidian Enterprises, Inc.

     Timothy S. Durham has served as the Chief Executive and Chairman of the Board of Directors of Obsidian Enterprises, Inc. (formerly Danzer Corporation) since June 2001. Since April 2000, he has served as a Managing Member and Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners LP. Since 1998, Mr. Durham has founded and maintained a controlling interest in several investment funds, including Durham Capital Corporation, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell & Associates LLC. From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., including as Vice Chairman, President and Chief Executive Officer. Mr. Durham serves as a director of Obsidian Enterprises, Inc.

     Paul Skjodt is the Chairman and Chief Executive Officer of Biltmore Homes, Inc., an Indiana-based home building and real estate development company.

     Joshua A. Finkenberg is the Co-Founder, Chairman and President of AF Investments LLC, a holding company focused on acquisitions of and investments in businesses located in the Southern California area. From August 2000 through January 2002, Mr. Finkenberg was a Senior Associate at Batchelder & Partners, a financial advisory firm based in San Diego, California. From July 1996 through July 2000, Mr. Finkenberg was an Associate in the Investment Banking Department of SunTrust Equitable Securities Corporation, a full-service investment bank located in Nashville, Tennessee. Mr. Finkenberg graduated with highest honors from the Robert C. Goizueta Business School at Emory University with a dual concentration in Finance and Management Information Systems/Information Technology.

CONSULTANTS

We are party to a consulting agreement, approved by our Board of Directors on August 7, 2002, with Zelnick Media Group (‘ZM”), headed by Stauss Zelnick, the former head of 20th Century Fox and Bertslman. Mr. Zelnick and his affiliates are providing marketing, development, production and branding assistance to us. In particular, Scott Ziegler, a partner of ZM, is assisting directly in certain television activities. ZM is being compensated solely by the issuance to it of 300,000 warrants (the “ZM Warrants”) which have been issued directly to ZM and an affiliate. Two of the ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the shares of our Common Stock at an exercise price of $6.50 per share the other two ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the ZM Warrant Shares at an exercise price of $10.00 per share. The number and exercise price of the ZM Warrants are subject to adjustments customarily contained in warrants of a similar nature. One-third of the ZM Warrant Shares become exercisable upon issuance of the ZM Warrants and the remainder of the ZM Warrants will first become exercisable in monthly installments during the 13th through 36th months following the issuance of the ZM Warrants, provided that no ZM Warrant Shares become exercisable after the termination of the consulting agreement

Douglas Bennett has been retained as a consultant to implement a publishing business plan for National Lampoon. As compensation, the NLAG group assigned to Mr. Bennett, with our consent, an option to acquire 213 shares of Series B Preferred Stock which NLAG had retained in connection with the Reorganization Transactions, and a warrant to purchase up to 6,000 shares of our Common Stock during the five year term thereof at an exercise price of $3.55 per share during the first two years of the term thereof at an exercise price of $5.00 per share during the last three years of such term. In October 2002, Mr. Bennett was named our Executive Vice President. Mr. Bennett is currently negotiating the terms of his employment relationship.

Steve Mendelson has been retained as a consultant pursuant to a three month consulting agreement, dated August 5, 2002, which pays him $10,000 per month to assist in television development activities. An extension with Mr. Mendelson is currently being negotiated. He is being assisted in his efforts by Scott Ziegler of Zelnick Media Group, Randi Siegel, who is an employee of ours, and Debbie Goldfarb, who is a member of our Creative Advisory Board. See “Directors and Executive Officer’s of the Registrant — Advisory Board.”

We are also party to a one year consulting agreement with Mr. Daniel Sarnoff, dated as of September 1, 2002 pursuant to which Mr. Sarnoff serves in a non-exclusive capacity. Mr. Sarnoff serves as the CEO of our newly formed subsidiary NL Games, Inc. (“NLG”), as well as assisting us in sales of the Burly Bear Network. Pursuant to the terms of his agreement with us, Mr. Sarnoff is to receive an annual compensation of $60,000 per year, and a percentage of revenue from NLG games. Mr. Sarnoff is also to receive stock options and other bonus, subject to approval of the Board of Directors.

Pursuant to the terms of an oral agreement, Errol Gerson has been retained as a consultant responsible for implementing our operations regarding the Burly Bear acquisition. We are paying Mr. Gerson $5,000 per month, and Mr. Gerson began receiving an additional $7,500 per month per month form National Lampoon Networks, Inc. in October.

Our basic licensing agreements are being supervised by Bob Koff, who is party to an oral consulting agreement with us which pays him 10% of funds received by us from these activities. Mr. Koff is being assisted by Mark Roessler, who is a member of our Corporate Advisory Board. See “Directors and Officers of the Registrant — Advisory Board” below.

ADVISORY BOARD.

We have established a creative advisory board and a corporate advisory board. The members of these committees have agreed to assist us in identifying business opportunities, as well as opportunities to leverage our brand and increase our exposure in the creative community. The composition of these two boards is as follows:

Corporate Advisory Board:

Douglas Bennett- Mr. Bennett, who is currently serving as our Executive Vice President, has more than 20 years of experience in management, sales and marketing in the publishing industry. Mr. Bennett was formerly president of Macmillan Digital and Macmillan USA.

Steve Lehman- Mr. Lehman was one of the founders of Premier Radio. He is currently a partner in Broadstream Capital Partners,

Mark Roessler- Mr. Roessler is currently head of CMG Worldwide, an agency representing over 200 diverse personalities and entities, as well as the estates of celebrities, in various enterprises.

Charles Segars- Mr. Segars was formerly an executive at DreamWorks Television, and is currently an E.W. Scripps cable and television executive.

Brian Wood- Mr. Wood is president of Columbia House, the leading book, record and DVD club.

Each of the members of the Creative Advisory Boards is entitled to receive options to acquire 5,000 shares of our Common Stock at an exercise price determined on the date of grant

Creative Advisory Board:

Charles Fink- Mr. Fink, formerly a senior executive of AOL Time Warner, is currently the president of American Greetings.com.

Errol Gerson- Mr. Gerson is currently a consultant to the Company, and has a twenty year background in the entertainment. industry. Mr. Gerson, in addition to acting as design consultant to various internet ventures, formerly was the Director of New Media for the Creative Artists Agency. For the past two and half years, Mr. Gerson was the CEO of iNetnow.

Debbie Goldfarb- Ms. Goldfarb is a television agent at Abrams, Rubeloff in Los Angeles, and was formerly an agent of the Creative Artist Agency.

Richard Lewis- The founder of Ovation Entertainment, Mr. Lewis was one of the founders of Trilogy Entertainment, the producers of such hits as Robin Hood: Prince of Thieves and Backdraft.

Scott McCain- Mr. McCain is chairman of McCain Performance Group, an association of companies specializing in trade shows and professional business speaking.

Chris Miller- Mr. Miller was formerly a writer for National Lampoon and one of the original writers of National Lampoon’s Animal House.

Dan Pasternack- Mr. Pasternack was formerly an executive for Granada Entertainment, USA, and was a senior vice president of drama at studios USA, an affiliate of Universal Pictures.

Brad Yonover- Formerly a principal of Greenstreet Productions, he is currently a consultant focusing of development and production of feature films.

     Each of the members of the Creative Advisory Boards is entitled to receive options to acquire 2,000 shares of our Common Stock at an exercise price determined on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for each of the last three fiscal years of our Chief Executive Officer and up to four of our executive officers (“Named Officers”) whose annual salary and bonus exceeded $100,000 during the fiscal year ended July 31, 2002.

		Annual Compensation			Long Term Compensation

				Other Annual		Stock	All Other
				Compensation	SARs	Options	Compensation
Name and Position	Year	Salary($)		($)	(Shares)	(Shares)	($)

James P. Jimirro	2002	1,471,146	(1)	0	0	608,335 (2)	0
Chairman, President and	2001	190,750	(3)	0	25,000	25,000	0
Chief Executive Officer	2000	190,750	(2)	913,724	25,000	25,000	287,812 (4)

(1)	Includes 1.215,069 recieved as apart of the Reorganization Transaction.

(2)	Stock options include options to acquire 450,000 shares of Common Stock granted during the fiscal year ended December 31, 2002, plus 158,335 stock options that were converted from SARs as part of the Reorganization Transaction

(3)	Mr. Jimirro has voluntarily deferred all “Base Salary,” as defined by the applicable employment agreement, in excess of $190,750. Such deferred amounts are payable only upon a “Change of Control” of the Company as defined by the applicable employment agreement and are included in “All Other Compensation” hereunder. Under the terms of Mr. Jimirro’s Restated Employment Agreement these amounts due to him have been forgiven.

(4)	Represents salary voluntarily deferred by Mr. Jimirro that is payable only upon a “Change of Control” as defined by the applicable employment agreement. Does not include interest at the rate of 5% per annum on amounts deferred also payable upon a “Change in Control.”

STOCK OPTION AND STOCK APPRECIATION RIGHTS GRANTS

The following table sets forth the individual grants of stock options and stock appreciation rights made during the fiscal year ended July 31, 2002 to the Named Officers:

Potential Realized Value
at Assumed Annual
		% of Total			Rates of Stock Price
		Options/SARs			Appreciation
	Options/	Granted to	Exercise		for Option Term
	SARs	Employees	Or Base	Expiration
Name	Granted	in Fiscal Year	Price($/Sh)	Date	5%($)	10%($)

James Jimirro	608,335 (1)	68%	$3.50	01/29/2012	3,543,875	5,412,553

(1)	The options granted to Mr. Jimirro were immediately exercisable. The exercise price of the options is equal to the closing price on the date of grant. The options granted to Mr. Jimirro included 158,335 options that were converted from SARs to stock options during the fiscal year.

STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND YEAR-END VALUES

Shown below is information for the Named Officers with respect to the exercise of stock options and the ownership of stock options and stock appreciation rights and their values as of July 31, 2002.

Value of Unexercised
			Number of Unexercised		In-the-Money Options/
			Options/SARs at July 31, 2002		SARs at July 31, 2002(1)
Shares
	Acquired	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	On Exercise	Realized($)	(Shares)	(Shares)	($)	($)

James Jimirro	0	0	666,669	0	1,599,082	0

(1)	Based upon the difference between the closing price on July 31, 2002 and the option exercise price or stock appreciation rights base price.

DIRECTOR COMPENSATION

At the organization meeting of the Board of Directors following our annual meeting of shareholders in June 2002, all directors, excluding Mr. Jimirro and Mr. Laikin, were granted options to receive options to purchase up to 7,500 shares at the market price on the date of grant that are immediately exercisable. Mr. Jimirro’s and Mr. Laikin’s compensation as directors is pursuant to their employment agreements described under “Employment Agreements.”

EMPLOYMENT AGREEMENTS

On May 17, 2002, we entered into a new employment agreement with James P. Jimirro (the “Jimirro Employment Agreement”). The Jimirro Employment Agreement will terminate on December 31, 2007; provided, however, that if Mr. Jimirro remains employed by us on December 31, 2003, the Jimirro Employment Agreement will automatically be extended for an additional year. As of December 31, 2004 and December 31 of each year thereafter, so long as Mr. Jimirro remains employed by us on such date, the Jimirro Employment Agreement will again be automatically extended for an additional year so that at no time will the remaining term under the Jimirro Employment Agreement be less than five years.

     The Jimirro Employment Agreement will provide Mr. Jimirro with an annual salary of $500,000 and, commencing on January 31, 2003 and continuing on the last day of each month thereafter during the period that Jimirro is employed by us, will provide for the monthly grant by the Company to Mr. Jimirro of fully vested options to purchase 5,000 shares of our Common Stock. Pursuant to the Jimirro Employment Agreement, Mr. Jimirro will receive fifty percent of our gross receipts from the movie “National Lampoon’s Van Wilder.” The Jimirro Employment Agreement also provides Mr. Jimirro with other benefits, including medical and life insurance, an automobile and the reimbursement of business expenses.

     The Jimirro Employment Agreement is terminable by us without “Cause” or for convenience after December 31, 2002 upon written notice to Mr. Jimirro, payment to Mr. Jimirro of a cash severance payment in the amount of $1,400,000, and delivery of a promissory note providing for our payment to Mr. Jimirro of $1,000,000 in twelve equal monthly installments. Prior to December 31, 2002, the Jimirro Employment Agreement will only be terminable by us for “Cause.” For us to terminate Mr. Jimirro for “Cause” under the Jimirro Employment Agreement, six of the members of the Board of Directors (excluding Mr. Jimirro) must determine at a meeting called for such purpose, that Mr. Jimirro is guilty of the conduct triggering the right to terminate him for “Cause.” Under the Jimirro Employment Agreement, “Cause” is defined as (i) the willful and continued failure by Mr. Jimirro to substantially perform his duties with us in good faith (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure resulting from his termination by us for convenience (or without “Cause”)), after a demand for substantial performance is delivered to him by the Board of Directors that specifically identifies the manner in which the Board of Directors believes that Mr. Jimirro has not substantially performed his duties in good faith; or (ii) the willful engaging by Mr. Jimirro in conduct which is demonstrably and materially injurious to us, monetarily or otherwise. For purposes of the definition of “Cause” under the Jimirro Employment Agreement, no act, or failure to act, on Mr. Jimirro’s part shall be considered “willful” unless done, or omitted to be done, by him in bad faith and without reasonable belief that his action or omission was in our best interest.

     The Jimirro Employment Agreement is terminable by Mr. Jimirro upon the occurrence of certain events, with Mr. Jimirro being entitled to receive the same severance benefits, including the $1,400,000 cash severance payment and $1,000,000 promissory note (detailed above), as if Mr. Jimirro had been terminated by us without “Cause” or for convenience.

     In addition, under the Jimirro Employment Agreement, in the event that Mr. Jimirro incurs an excise tax under the Internal Revenue

Code of 1986, as amended (the “Code”), because he receives any compensation or payments from us that constitute “excess parachute payments” under Section 280G of the Code, we will reimburse Mr. Jimirro for that excise tax, and for the income and excise taxes on such reimbursement on a fully grossed up basis if either (i) Mr. Jimirro’s employment with us is terminated by us at any time before the first anniversary of the date on which the Reorganization Transactions are consummated, or (ii) after the effectiveness of the Jimirro Employment Agreement a transaction (excluding the Reorganization Transactions, if applicable) involving us occurs that results in Mr. Jimirro incurring such an excise tax.

     All of our obligations to Mr. Jimirro under the Jimirro Employment Agreement, as well as under an indemnification agreement and a registration rights agreement, are secured by a first priority lien on all of our assets, pursuant to a security agreement between Mr. Jimirro and us, executed in connection with the Reorganization Transactions.

Daniel S. Laikin Employment Agreement

     On May 17, 2002, we and Daniel S. Laikin entered into an Employment Agreement (the “Laikin Employment Agreement”) effective for a period of one year and subject to automatic extension for successive one-year terms thereafter unless and until the Board of Directors elects not to renew the Laikin Employment Agreement and notifies Mr. Laikin within sixty days prior to the end of the then-current one-year term of the Employment Agreement or unless the Laikin Employment Agreement has been terminated according to its terms and conditions.

     Pursuant to the Laikin Employment Agreement, Mr. Laikin receives an annual salary of $200,000. He also was granted options to purchase 100,000 shares of our Common Stock as of the effective date of the Employment Agreement, which options were immediately exercisable and will expire, to the extent not exercised, prior to the close of business on the day ten years from the date of grant. The Laikin Employment Agreement also provides Mr. Laikin with other benefits, including vacation, pension, retirement, medical and life insurance and reimbursement of business expenses. Mr. Laikin has agreed to receive his entire salary in Series B Units.

     The Laikin Employment Agreement may be terminated voluntarily by us at any time during its term for “Cause” (which is defined as in the Jimirro Employment Agreement described above). For us to terminate Mr. Laikin for “Cause,” five of the members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him for “Cause.” If Mr. Laikin’s employment is terminated by us for “Cause,” or by Mr. Laikin, in addition to any benefits mandated by law, we shall pay Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Employment Agreements with Messrs. Jimirro and Laikin were negotiated as part of the Reorganization Transactions involving Mr. Jimirro and the NLAG Group and were approved by our entire Board of Directors (other than Messrs. Jimirro and Laikin who excused themselves from the meetings during the Board’s consideration of the Employment Agreements) at special meetings of the Board of Directors held on April 25, 2002 and May 17, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the Common Stock and Series B Preferred for (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock or Series B Preferred; (ii) each director; and (iii) the directors and executive officers as a group. Beneficial ownership information in the table is as of September 26, 2002. In calculating beneficial ownership, shares of Series B Preferred are included as if converted into Common Stock. Unless otherwise indicated, beneficial ownership represents both sole voting and sole investment power.

	Number of
Name of Beneficial Owner	Shares		Percent**
Directors and Executive Officers(1)
James P. Jimirro,	900,336	(2)	27.2%
Chairman of the Board, President and Chief Executive Officer
James A. Fellows,	24,666	(3)	*
Director
Bruce P. Vann, Director	23,831	(4)	*
Daniel S. Laikin, Chief Operating Officer and Director	2,717,977	(5)	59.8%
Timothy S. Durham, Director	2,076,363	(5)	49.8%
Paul Skjodt, Director	1,469,676	(5)	37.9%
Joshua A. Finkenberg, Director	7,500	(6)	*
All Executive Officers and Directors as a group, consisting of eight members	4,956,125		86.5%
NLAG Group(1),(5)	4,147,512		82.7%
Ronald Holzer	180,945	(7)	6.8%

*	Less than one percent.

**	Percentage of combined votes of outstanding shares of Common Stock and Series B Preferred.

(1)	The address for Messrs. Jimirro, Laikin, Fellows and Vann is 10850 Wilshire Blvd., Suite 1000, Los Angeles, California 90024. The address for the NLAG Group is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204. The address for Mr. Skjodt is 9910 Towne Road, Carmel, Indiana 46032. The address for Mr. Finkenberg is 4080 Front Street, Suite 105, San Diego, California 92123. The address for Mr. Holzer is 600 Central Avenue, Suite 240, Highland Park, Illinois 60035.

(2)	Includes options to purchase 666,669 shares of Common Stock.

(3)	Consists of options to purchase shares of Common Stock.

(4)	Includes options to purchase 12,831 shares of Common Stock.

(5)	The following individuals and entities are referred to collectively as the “NLAG Group”: Daniel Laikin; Paul Skjodt; Christopher R. Williams; Diamond Investments, LLC; DC Investments, LLC; Timothy S. Durham; Judy B. Laikin; Samerian LLP; DW Leasing Company, LLC; and National Lampoon Acquisition Group, LLC. Each member of the NLAG Group may be deemed to beneficially own all of the shares of Common Stock that are deemed to be beneficially owned collectively by the NLAG Group, which includes shares of Common Stock that the members could acquire upon the conversion of shares of Series B Preferred and pursuant to warrants and options. As of September 26, 2002, the individual members of the NLAG Group have the following holdings:

(a)	Mr. Durham directly owns 73,200 shares of Common Stock, 8,380 shares of Series B Preferred and warrants to acquire 236,056 shares of Common Stock (he has granted an option to Mr. Williams to acquire 2,307 shares of Series B

Preferred and warrants for 64,987 shares of Common Stock). He also has the right to acquire 7,500 shares of Common Stock pursuant to stock options. Mr. Durham may be deemed to share voting and dispositive power with respect to the securities listed below for Diamond Investments, LLC and DC Investments, LLC, for both of which Mr. Durham serves as Managing Member, and DW Leasing Company, LLC, in which Mr. Durham has an ownership interest. (The total beneficial ownership for Mr. Durham shown in the table also includes the maximum number of securities that Mr. Durham could acquire if he were named the designee of, and exercised, the option held by National Lampoon Acquisition Group, LLC, described in (j) below.)

(b)	Mr. Laikin directly owns 167,250 shares of Common Stock, 23,364 shares of Series B Preferred and warrants to acquire 658,141 shares of Common Stock. He also has the right to acquire 102,333 shares of Common Stock pursuant to stock options. He may be deemed to share voting and dispositive power with respect to securities listed below for Judy B. Laikin. (The total beneficial ownership for Mr. Laikin shown in the table also includes the maximum number of securities that Mr. Laikin could acquire if he were named the designee of, and exercised, the option held by National Lampoon Acquisition Group, LLC, described in (j) below.)

(c)	Mr. Skjodt directly owns 141,050 shares of Common Stock, 3,000 shares of Series B Preferred and warrants to acquire 84,507 shares of Common Stock. He also has the right to acquire 7,500 shares of Common Stock pursuant to stock options. He may be deemed to share voting and dispositive power with respect to the securities listed below for Samerian LLP, in which Mr. Skjodt is a Partner. (The total beneficial ownership for Mr. Skjodt shown in the table also includes the maximum number of securities that Mr. Skjodt could acquire if he were named the designee of, and exercised, the option held by National Lampoon Acquisition Group, LLC, described in (j) below.)

(d)	Christopher R. Williams directly owns 121,721 shares of Common Stock (he also has been granted an option by Mr. Durham to acquire 2,307 shares of Series B Preferred and warrants for 64,987 shares of Common Stock).

(e)	Diamond Investments, LLC directly owns 92,399 shares of Common Stock.

(f)	DC Investments, LLC directly owns 5,000 shares of Series B Preferred and warrants to purchase 140,845 shares of Common Stock.

(g)	Judy B. Laikin directly owns 26,000 shares of Common Stock.

(h)	Samerian LLP directly owns 20,000 shares of Common Stock.

(i)	DW Leasing Company, LLC directly owns 17,350 shares of Common Stock.

(j)	National Lampoon Acquisition Group, LLC holds an option permitting it, or its designees, to acquire 20,095 shares of Series B Preferred and warrants for 566,056 shares of Common Stock.

Each member of the NLAG Group disclaims beneficial ownership of the securities held by the other members of the NLAG Group.

(6)	Consists of options to purchase shares of Common Stock.

(7)	Includes 2,500 shares of Series B Preferred and warrants to purchase 70,423 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Bruce Vann, one of our directors, is a partner of the law firm Kelly Lytton and Vann LLP and has been retained by us for various legal matters. Legal expenses of approximately $119,000 were incurred with respect to work performed by Mr. Vann’s firm for us during the fiscal year ended July 31, 2002.

On July 14, 1986, James P. Jimirro, our Chairman, President and Chief Executive Officer purchased 192,000 shares of our common stock for approximately $115,000. For such shares, we received the sum of approximately $58,000 and a note (“Note”) for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2001 was approximately $151,000.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

3.1	Company’s Second Amended and Restated Articles of Incorporation (1)
3.2	Company’s Amended and Restated Bylaws (1)
4.1	NLAG Registration Rights Agreement, dated May 17, 2002, among the Company, the members of the NLAG Group, and GTH Capital, Inc. (1)
4.2	Jimirro Registration Rights Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
4.3	Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (2)
4.4	Piggyback Registration Rights Agreement, dated September 3, 2002 (5)
10.1	First Amendment to Preferred Stock and Warrant Purchase Agreement, dated as of May 17, 2002 (1)
10.2	2002 Employment Agreement Between J2 Communications and James P. Jimirro, dated May 17, 2002 (1)
10.3	Note Termination Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
10.4	Security Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
10.5	Absolute Assignment, dated May 17, 2002, between the Company and James P. Jimirro (1)
10.6	Termination of Stock Appreciation Rights Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
10.7	Mutual Release, dated May 17, 2002, among the Company, James P. Jimirro and the members of the NLAG Group (1)
10.8	Restated Indemnification Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
10.9	2002 Employment Agreement Between J2 Communications and Daniel S. Laikin, dated May 17, 2002 (1)
10.10	Non-Qualified Stock Option Agreement, dated May 17, 2002, between the Company and Daniel S. Laikin (1)
10.11	Indemnification Agreement, dated May 17, 2002, between the Company and Daniel S. Laikin. (2)
10.12	Letter, dated May 17, 2002, regarding Termination of Surviving Provisions of Letter Agreement, from the Company to Daniel S. Laikin and Paul Skjodt (1)
10.13	Warrant Agreement, dated May 17, 2002, between the Company and GTH Capital, Inc (1)
10.14	Voting Agreement, dated May 17, 2002, among each of the members of the NLAG Group and James P. Jimirro (1)
10.15	Promissory Notes issued May 17, 2002, by the Company to law firms (1)
10.16	Form of Common Stock Warrant (including Schedule identifying material terms (1)
10.17	Agreement between Registrant and Harvard Lampoon, Inc. dated October 1, 1998 (3)
10.18	First Amendment to Office Lease between Registrant and Avco Center Corporation dated April 21, 2000 (4)
10.19	Letter Agreement between Registrant and Batchelder & Partners, Inc., dated August 16, 2000 (4)

10.20	Amendment to Letter Agreement between Registrant and Batchelder & Partners, Inc. dated August 16, 2000 (4)
10.21	Warrant Issued by Registrant to George Vandemann dated August 18, 2000 (4)
10.22	Asset Purchase Agreement dated August 30, 2002 between National Lampoon Networks, Inc., Burly Bear Network, Inc., Constellation Venture Capital, L.P. and J2 Communications (5)
10.23	Consulting Agreement with Zelnick Media and related Warrant Agreements (6)
10.24	Advisory Agreement with SBI USA and related Warrant Agreement (6)
21	Subsidiaries of Registrant (7)
27	Financial Data Schedule (7)
99.1	[Certification pursuant to Section 906 of Sarbanes-Oxley]

(1)	Incorporated by reference to Form 8-K filed on May 31, 2002.

(2)	Incorporated by reference to Form S-8 filed on June 26, 2002.

(3)	Incorporated by reference to Form 10-Q for the period ended October 31, 1998.

(4)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

(5)	Incorporated by referenced to Form 8-K filed on September 9, 2002.

(6)	Filed herewith

(7)	Filed electronically herewith with the Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(b)  FORMS 8-K

     On May 31, 2002 we filed a Report on Form 8-k with respect to the completion of the reorganization transactions previously reported in our Form 8-K filed on April 29, 2002 (the “Reorganization Transactions”), involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham and also including National Lampoon Acquisition Group LLC, a California limited liability company; Samerian, LLP, an Indiana limited liability partnership; Diamond Investments, LLC, an Indiana limited liability company; DW Leasing Company, LLC, an Indiana limited liability company; Christopher R. Williams; Helen C. Williams; Judy B. Laikin; Ronald Holzer; and DC Investments, LLC, an Indiana limited liability company (“DCI”) (collectively, the “NLAG Group”), and James P. Jimirro, the Company’s Chairman of the Board, President and Chief Executive Officer. Certain of the Reorganization Transactions were undertaken pursuant to a Preferred Stock and Warrant Purchase Agreement, dated April 25, 2002, as amended by the First Amendment to Preferred Stock and Warrant Purchase Agreement, dated May 17, 2002 (the “Purchase Agreement”). The amendment added Mr. Holzer and DCI as parties to the Purchase Agreement. As part of the Reorganization Transactions, our Articles of Incorporation were amended on May 17, 2002 to designate 68,406 of the previously authorized 2,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred”), with each share of Series B Preferred being convertible into 28.169 shares of Common Stock. The shares of Series B Preferred vote on a converted basis as a class with the shares of Common Stock. Pursuant to the Purchase Agreement, 35,244 units, with each unit consisting of one share of Series B Preferred and a warrant to purchase 28.169 shares of Common Stock, were issued to five members of the NLAG Group for an aggregate purchase price of $3,524,400.

     On June 2, 2000 we filed a Form 8-K announcing that we raised an additional $500,000 through the sale of additional units of convertible preferred stock and a warrant to purchase shares of the Company’s common stock. The units were sold to Daniel S. Laikin and Timothy Durham, shareholders and members of our board, and members of the group which had earlier purchased units at an initial closing on May 17, 2002.

     On July 30, 2002 we filed a Report on Form 8-K with respect the denial by Nasdaq of our appeal of the delisting of our common stock from the Nasdaq SmallCap Market. Our common stock trades on the Over-the-Counter (OTC) Bulletin Board.

(c)  SEE (a) ABOVE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2002

By:	/s/ James P. Jimirro

James P. Jimirro, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James P. Jimirro	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 29, 2002

/s/ James Toll	Chief Financial Officer	October 29, 2002

/s/ James Fellows	Director	October 29, 2002

/s/ Bruce Vann	Director	October 29, 2002

/s/ Daniel S. Laikin	Director, Chief Operating Officer	October 29, 2002

Timothy S. Durham	Director

/s/ Paul Skjodt	Director	October 29, 2002

/s/ Joshua A. Finkenberg	Director	October 29, 2002

Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley

CERTIFICATIONS

     James P. Jimirro, President and Chief Executive Officer and James Toll, Chief Financial Officer, certify that:

1.	We have reviewed this annual report on Form 10-K of J2 Communications;

2.	Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and ourselves are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14, for the registrant to have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and ourselves have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 28, 2002

/s/ James P. Jimirro James P. Jimirro

/s/ James Toll James Toll

J2 COMMUNICATIONS AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2002, July 31, 2001 and July 31, 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors J2 Communications Los Angeles, California

We have audited the accompanying consolidated balance sheets of J2 Communications and Subsidiaries (the “Company”) as of July 31, 2002, and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended July 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J2 Communications as of July 31, 2002 and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company’s net losses of $1,613,334 and $3,076,516 in the last two years, negative working capital of $174,665 and accumulated deficit of $9,892,008 at July 31, 2002 raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
September 23, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To J2 Communications:

We have audited the accompanying consolidated balance sheet of J2 Communications and Subsidiaries (the “Company”) as of July 31, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended July 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, a significant portion of the Company’s assets is composed of certain intangible assets.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J2 Communications as of July 31, 2000 and the results of their operations and their cash flows for the two years ended July 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the consolidated financial statements, in August 2000, the Company received notice from a member of the Board of Directors requesting that a special meeting of the Company’s shareholders be called for the purported purpose of nominating a slate of six new directors and replacing all of the Company’s incumbent directors. As of October 24, 2000, the Company is currently engaged in discussions with this Director regarding the notice and related matters. Management cannot predict the outcome of these discussions at this time. As discussed in Note C to the consolidated financial statements, the Company has significant contingent payments due an officer upon a change of control event. If a change of control event results as part of these discussions, the amounts due discussed in Note C would be triggered and result in a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note K. The consolidated financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Arthur Andersen LLP
Los Angeles, California

October 24, 2000

EXPLANATORY NOTE REGARDING REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

     On July 30, 2001, we decided to no longer engage Arthur Andersen LLP (“Andersen”) as our independent public accountants and engaged Stonefield Josephson, Inc. to serve as our independent public accountants for the year ending July 31, 2002. More information regarding our change in independent public accountants is contained in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2001 and amended on August 24, 2001.

     We could not obtain permission of Andersen to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants, above. Accordingly, the above Report of Independent Public Accountants is merely reproduced from our Annual Report on Form 10-K for the year ended July 31, 2002 (although the consolidated balance sheet as of July 31. 2001, and the consolidated statements of operations, shareholders’ equity and cash flows for the year ended July 31, 1999 referred to in that report are not included herein) and does not include the manual signature of Andersen.

Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF JULY 31,

	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$1,024,207	$324,472
Prepaid expenses and other current assets	17,323	32,685

Total current assets	1,041,530	357,157
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	7,123	8,451
Intangible assets, net of accumulated amortization	2,696,154	2,936,154

Total non-current assets	2,703,277	2,944,605

TOTAL ASSETS	$3,744,807	$3,301,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$310,951	$242,451
Accrued expenses	490,244	620,705
Settlement payable	—	203,117
Stock appreciation rights payable	—	843,096
Extension payments	—	200,000
Notes payable	415,000	—

Total current liabilities	1,216,195	2,109,369

TOTAL LIABILITIES	1,216,195	2,109,369

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 2,000,000 shares authorized, no shares issued and outstanding (cancelled, see Note F)	—	—
Series B Preferred Stock, no par value, 68,406 shares Authorized, 40,244 shares issued and outstanding	2,585,318	—
Common Stock, no par value, 15,000,000 shares authorized, 1,385,483 and 1,371,116 shares issued, respectively	9,986,762	9,616,767
Less: Note receivable on common stock	(151,460)	(145,700)
Accumulated Deficit	(9,892,008)	(8,278,674)

TOTAL SHAREHOLDERS’ EQUITY	2,528,612	1,192,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,744,807	$3,301,762

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

REVENUES
Trademark	$913,491	$270,408	$1,454,239
Video	19,208	22,151	16,020
Internet	10,788	13,685	9,956

Total revenue	$943,487	$306,244	$1,480,215
COSTS AND EXPENSES
Costs related to trademark revenue	88,155	22,221	144,578
Costs related to video revenue	1,176	4,580	3,583
Costs related to internet revenue	32,256	36,040	283,929
Amortization of intangible assets	240,000	240,000	240,000
Proxy solicitation	545,887	1,532,837
Selling, general & administrative expenses	2,538,282	1,221,338	1,101,784
Stock appreciation rights (benefit)/expense	(843,096)	379,695	(1,148,056)
Conversion of stock appreciation rights to stock options	140,894	—	—

Total costs and expenses	2,743,554	3,436,711	625,818

OPERATING (LOSS)/INCOME	(1,800,067)	(3,130,467)	854,397
OTHER INCOME/(EXPENSE)
Interest income	12,849	55,551	87,365
Minority interest in income of consolidated subsidiary	—	—	(113,846)
Reduction of deferred payroll	175,484	—	—

Total other (expense)/income	188,333	55,551	(26,481)

(LOSS)/INCOME BEFORE INCOME TAXES	(1,611,734)	(3,074,916)	827,916
Provision for income taxes	1,600	1,600	1,500

NET (LOSS)/INCOME	$(1,613,334)	$(3,076,516)	$826,416

(Loss)earnings per share — basic	$(1.17)	$(2.26)	$0.64

Weighted average number of common shares — basic	1,380,597	1,358,342	1,289,930

Earnings/(loss) per share — diluted	$(1.17)	$(2.26)	$0.62

Weighted average number of common and common equivalent shares — diluted	1,380,597	1,358,342	1,341,661

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Preferred	Common	Common	Note			Total
	Stock	Stock	Stock	Stock	Receivable on	Treasury		Shareholders'
	Shares	Amount	Shares	Amount	Common Stock	Stock	Deficit	Equity

Balance at July 31, 1999			1,233,712	8,754,092	(134,180)	(1,603)	(6,028,575)	2,589,734
Interest on note receivable			—	—	(5,760)	—	—	(5,760)
Exercise of stock options			103,334	270,686	—	—	—	270,686
Net income			—	—	—	—	826,416	826,416

Balance at July 31, 2000			1,337,046	$9,024,778	$(139,940)	$(1,603)	$(5,202,159)	$3,681,076

Interest on note receivable			—		(5,760)		—	(5,760)
Cancel Treasury Stock			(1,166)	(1,603)		1,603		—
Stock issued for services			23,214	271,263				271,263
Options granted for services				287,000				287,000
Exercise of stock options			12,022	35,329	—	—	—	35,329
Net loss			—	—	—	—	(3,076,516)	(3,076,516)

Balance at July 31, 2001			1,371,116	$9,616,767	$(145,700)	—	$(8,278,674)	$1,192,393
Interest on note receivable					(5,760)			(5,760)
Preferred stock issued	40,244	2,585,318						2,585,318
Exercise of stock options			14,367	83,101				83,101
Warrants issued for services				146,000				146,000
Conversion of SAR’s				140,894				140,894
Net loss							(1,613,334)	(1,613,334)

Balance at July 31, 2002	40,244	$2,585,318	1,385,483	$9,986,762	$(151,460)	—	$(9,892,008)	2,528,612

The accompanying notes are an integral part of these consolidated financial statements.

J2 COMMUNICATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JULY 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,613,334)	$(3,076,516)	$826,416
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	248,451	253,720	250,661
Stock appreciation rights (benefit)/expense	(843,096)	379,695	(1,148,056)
Conversion of stock appreciation rights to stock options	140,894	—	—
Minority interest in income of consolidated subsidiary	—	—	113,846
Other	(5,760)	(5,760)	(5,760)
Stock issued for services	—	271,263	—
Warrants/options granted for services	146,000	287,000	—
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	—	6,580	2,063
Decrease/(increase) in inventory	—	—	9,642
Decrease/(increase) in prepaid expenses and other current assets	15,362	(10,472)	415
Decrease/(increase) in other assets	—	10,758	4,895
(Decrease)/increase in accounts payable	68,500	(49,115)	94,922
(Decrease)/increase in accrued expenses	(130,461)	246,013	(56,885)
(Decrease) in income taxes payable	—	(25,378)	(13,801)
Increase in notes payable	415,000	—	—
(Decrease) in settlement payable	(203,117)	—	—
(Decrease) in minority interest payable	—	—	(300,080)
(Decrease)/increase in extension payments	(200,000)	200,000	—

NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(1,961,561)	(1,486,834)	(233,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,123)	(2,356)	(11,578)

NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(7,123)	(2,356)	(11,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	83,101	35,329	270,686
Exercise of Stock Appreciation Rights shares	—	(105,419)	—
Purchase of Series B preferred shares	2,585,318	—	—

NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	2,668,419	(70,090)	270,686

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	699,735	(1,559,278)	25,809
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	324,472	1,883,750	1,857,941

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,024,207	$324,472	$1,883,750

Cash paid for:
Taxes	$1,643	$5,401	$3,230

Supplemental disclosure of non-cash financing Activities:
Stock and options issued for services	146,000	558,263	—

The accompanying notes are an integral part of these consolidated financial statements

Organization and Principles of Consolidation — The consolidated financial statements include the accounts of J2 Communications and its subsidiaries (“Company”) after elimination of all inter-company items and transactions. The Company, a California corporation, was formed in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During fiscal year 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. (“NLI”). NLI was incorporated in 1967 and was primarily engaged in publishing the “National Lampoon Magazine” and related activities. Subsequent to the Company’s acquisition of NLI, it has de-emphasized its videocassette business and publishing operations and has focused primarily on exploitation of the “National Lampoon” trademark including the October 1999 launch of the Company’s website, “nationallampoon.com.”

On May 17, 2002, the Company, James P. Jimirro, the Chairman of the Board, President and Chief Executive Officer , and a group of investors known collectively as the National Lampoon Acquisition Group (“NLAG”) completed a Preferred Stock and Warrant Purchase Agreement, (the “Purchase Agreement”). The Purchase Agreement called for, among other items, the purchase of 35,244 units, consisting of one share of Series B Preferred Stock and a warrant to purchase 28.169 shares of the Company common stock, at $100 a unit. The Series B Preferred Stock votes on an “as converted” basis as a class with the shares of Common Stock. As part of the transaction entered into related to the Purchase Agreement, one member of NLAG became Chief Operating Officer of the Company, and entered into an employment agreement with the Company, and a voting agreement was entered into providing for the election of three Jimirro nominees, three NLAG nominees, and one nominee acceptable to both parties The consummation of the Reorganization Transactions effectively concluded all of the litigation between the Company, the members of the NLAG Group and Mr. Jimirro.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s net losses of $1,613,334 and $3,076,516 in the last two years, negative working capital of $174,665 and an accumulated deficit of $9,892,008 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Purchase Agreement with NLAG authorized the purchase of 29,256 additional Series B units at $100 each. At July 31, 2002 there were 24,256 unissued Series B units authorized remaining to be purchased by the NLAG. If purchased, that would result in $2,425,600 of additional capital to the Company. However no assurance can be given that NLAG or any other party will purchase the 24,256 Series B units authorized, but not issued, at July 31, 2002. The Company may also issue shares of common stock or other series of preferred stock to investors as a means of raising capital. In addition, the Company is very active in increasing operations through acquisitions and forming new divisions in an effort to increase cash flow and profitability. If management is unable to raise additional capital and cannot increase cash flow through operations, the Company will not be able to meet its obligations and may have to cease operations.

Revenue Recognition — The Company’s trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation — Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Cash Concentration and Cash Equivalents — The Company maintains its cash balances at financial institutions that are federally insured, however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Intangible Assets — Intangible Assets consists primarily of the “National Lampoon” trademark and related assets acquired through the Company’s acquisition of NLI and are being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company.

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the recoverability of such assets is measured by a comparison of the carrying value of an asset to the estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

As of July 31, 2002, the Company has determined that expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the “National Lampoon” trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company’s future results of operations may be adversely affected by adjustments to the carrying values of such intangible assets. On August 1, 2002 the Company will adopt SFAS 142 “Goodwill and other Intangibles” and has not yet evaluated the impact on its financial position or results of operations.

New Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company’s financial position or results of operations since the Company, as of the year ended June 30, 2002, has not participated in such activities covered under this pronouncement after the effective date.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

Basic and Fully Diluted Loss Per Share — The Company computes earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. s per share.

A summary of the number of shares used to compute earnings per share is as follows:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001	July 31, 2000

Weighted average number of common shares used to compute basic EPS	1,380,597	1,358,342	1,289,930
Weighted average number of common share equivalents	—	—	51,731

Weighted average number of common shares used to compute diluted EPS	1,380,597	1,358,342	1,341,661

Options to purchase 1,148,131 and 296,996 common shares and 1,133,633 and 0 warrants are not included in the calculation of diluted EPS in the fiscal year ended July 31, 2002 and 2001 respectively because their inclusion would be anti-dilutive.

J2 COMMUNICATIONS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — ACCRUED EXPENSES

Accrued expenses consist of:

	As of	As of
	July 31, 2002	July 31, 2001

Accrued legal fees	$65,000	$15,000
Accrued accounting fees	12,552	20,000
Accrued payroll and related items	111,124	85,889
Accrued video royalties	15,000	49,017
Accrued television and other royalties	212,274	168,914
Deferred payroll — officers/shareholders	13,362	188,845
Other	60,932	93,040

	$490,244	$620,705

NOTE C — COMMITMENTS AND CONTINGENCIES

Leases — The Company is obligated under an operating lease expiring on September 30, 2005 for approximately 3,912 square fee of office space in Los Angeles, California. The lease agreement includes certain provisions for rent adjustments based upon the lessor’s operating costs and increases in the Consumer Price Index.

The Company is obligated under an operating lease expiring September 2002 for office equipment located at its Los Angeles offices.

The Company is obligated under an operating lease expiring in May of 2006 for an automobile provided by the Company to it chairman, President and Chief Executive Officer.

The Company’s minimum future lease payments for the fiscal years indicated are as follows:

	Office	Auto/
Year	Space	Equipment	Total

2002	126,748	12,418	139,166
2003	129,878	11,994	141,872
2004	136,138	11,994	148,132
2005	136,138	11,994	148,132
2006	22,690	4,997	27,687

	$551,592	$53,397	$604,989

The Company’s aggregate lease payments were approximately $139,166, $142,433, and $99,000 and for the years ended July 31, 2002, 2001 and 2000, respectively.

Harvard Lampoon Agreement — Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. (“HLI”), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of from 1.5% to 2% on the Company’s net receipts from exploitation of the “National Lampoon” trademark. Royalty payments under this agreement were approximately $16,000, $3,000, and $9,000 and for the years ended July 31, 2002, 2001 and 2000, respectively.

Guber-Peters Agreement — Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce “National Lampoon” television programming to Guber-Peters Entertainment Company (“GPEC”). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement (“Termination Agreement”) for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLI’s cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI’s obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2002, the Company has recorded royalty expense of approximately $309,000 relating to the Termination Agreement including approximately $35,330, $9,000, and $83,000 during the years ended July 31, 2002, 2001, and 2000, respectively.

Employment Agreement — The Company has entered into a 2002 Employment Agreement dated May 17, 2002 with James P. Jimirro, its Chairman, President and Chief Executive Officer. The 2002 agreement terminated the 1999 Agreement and in exchange for consideration of $1,100,00, Mr. Jimirro forgave the principal balance and all interest accrued on all Contingent Notes and deferred salaries totaling $3,224,482. Base salary for the “Initial Term” beginning January 1, 2002 and ending December 31, 2007 is $500,000 per year. If Mr. Jimirro remains employed by the Company on December 31, 2003, the Jimirro Employment Agreement will automatically be extended for an additional year. As of December 31, 2004 and December 31 of each year thereafter, so long as Mr. Jimirro remains employed by the Company on such date, the Jimirro Employment Agreement will again be automatically extended for an additional year so that at no time will the remaining term under the Jimirro Employment Agreement be less than five years. The Agreement can be cancelled after December 31, 2002 without cause upon payment to Mr. Jimirro of a cash severance payment in the amount of $1,400,000 and delivery of a promissory note providing for the Company’s payment to Mr. Jimirro of $1,000,000 in twelve equal monthly installments. To secure future obligations to him, Mr. Jimirro was also granted a security interest in substantially all of the Company’s assets, including a pledge of all the outstanding securities of all of their subsidiaries. In addition, Mr. Jimirro will receive 50 percent of the amount the Company receives from exploitation of the movie “National Lampoon’s Van Wilder”. The Agreement also provides for the Company to grant Mr. Jimirro 5,000 shares of the Company’s common stock at that day’s fair market value on the last day of each month of the Employment Term beginning January 31, 2003.

The Company has entered into a 2002 Employment Agreement dated May 17, 2002 with Daniel Laikin, its Director and Chief Operating Officer. The agreement grants to Mr. Laikin compensation of $200,000 per year, which for the Agreement year end May 17, 2003 will be paid in the form of Series B Preferred stock. According to the Agreement, the Chief Operating Officer shall have general operational control of the business and affairs of this corporation and reports directly to the Board of Directors. Mr. Laikin was also granted 100,000 common stock options at fair market value at date of grant, as part of the Agreement.

Litigation — The Company, NLI and certain of their officers and directors became defendants in a lawsuit filed in March 1990 in the Supreme Court of the State of New York, County of Kings, alleging that the then proposed merger between the Company and NLI was financially unfair to the shareholders, among other things. In August 1991, a settlement was reached between the parties (“Settlement Agreement”) whereby the Company would issue an additional 25,000 shares of its common stock to NLI shareholders plus issue up to 16,667 shares of its common stock to plaintiff’s attorneys’ for their fees and expenses. Subsequent to August 1991, to the Company’s knowledge, the plaintiffs have not executed the Settlement Agreement or otherwise pursued their causes of action. The Company established a reserve of approximately $203,000 during the fiscal year ended July 31, 1992 for its obligations under the Settlement Agreement. The Company, on the advice of counsel, has eliminated that reserve as of July 31, 2002, which is reflected as a credit to legal fees and incorporated in “Selling general & administrative “ expenses in the consolidated financial statements.

Shareholder Rights Plan — On July 15, 1999, the Company’s Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”). The Rights Plan was designed to assure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders a premium. In connection with such adoption, a dividend was declared of one preferred share purchase right (“Purchase Right”) for each outstanding share of common stock outstanding on August 5, 1999. Subject to certain exceptions, each share of common stock issued by the Company subsequent to such date also carried a Purchase Right.

The Purchase Rights became redeemable upon the Acquisition on May 17,2002. Subject to certain exceptions, the Purchase Rights were redeemable at a price of $0.001 per right. Since the amount owed most Rightsholders was less than $1.00, a letter was sent to all Rightsholders requesting they contact the Company in order for them to receive the amount they were owed. As of October 15, 2002 none of the Rightsholders have requested payment.

NOTE D — NOTE RECEIVABLE ON COMMON STOCK

On July 14, 1986, James P. Jimirro, the Company’s Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company’s common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note (“Note”) for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and

Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2002 and 2001 was approximately $151,000 and $146,000, respectively.

NOTE E — MAJOR CUSTOMERS

During the year ended July 31, 2002, the Company earned revenue from three significant customers of approximately $694,000 representing 21%, 15%, and 38% of revenues. During the year ended July 31, 2001, the Company earned revenue from three significant customers of approximately $245,000 representing 41%, 23% and 16% of revenues. During the year ended July 31, 2000, the Company earned revenue from three significant customers of approximately $1,056,000 representing 27%, 24%, and 20% of revenues.

NOTE F — STOCKHOLDER EQUITY

On May 17, 2002 the Company and the National Lampoon Acquisition Group (“the NLAG Group”) entered into a Preferred Stock and Warrant Purchase Agreement, pursuant to which we agreed to sell certain members of the NLAG Group 35,244 units, each such unit consisting of one share of Series B Preferred and a warrant to purchase 28,169 shares of the Company’s common stock at a purchase price of $3.55 per share prior to the second anniversary of the date of issuance of the warrant and $5.00 per share thereafter. The 35,244 units sold were valued at $100 each, with the total amount due to the Company of $3,524,400, reduced by $450,000 that had been previously paid to the Company in the form of extensions of a prior letter agreement, and $574,000 which was in the form of an offset for expenses previously paid by the NLAG that the Company has agreed to pay pursuant to the Purchase Agreement.

Further as part of the May 17, 2002 Purchase Agreement, the Company amended and restated the Restated Articles of Incorporation, as amended, to effect among other things, the designation of 68,406 shares of the previously authorized 2,000,000 shares of Preferred Stock as “Series B convertible Preferred Stock”, and the elimination of Series A Preferred shares as an authorized series of preferred stock.

NOTE G — STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The Company periodically grants stock options to its employees and directors as financial incentives directly linked to increases in shareholder value. Such grants are subject to the Company’s Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (“1999 Plan”), as adopted by the Company’s shareholders at its annual meeting on January 13, 2000. All stock options granted under prior stock option plans were converted to stock option grants under the 1999 Plan. A summary of stock options outstanding is as follows:

		Option	Weighted
	Number of	Exercise	Average
	Options	Price Range	Exercise Price

Balance, July 31, 1999	182,167	$1.53-$4.43	$2.82
Options granted	145,832	$7.50-$17.50	$13.10
Options canceled	(27,000)	$8.00-$16.13	$14.07
Options exercised	(103,334)	$1.53-$11.63	$2.62

Balance, July 31, 2000	197,665	$1.53-$17.50	$9.09
Options granted	128,000	$9.63-$14.00	$11.29
Options canceled	(16,667)	$4.43-$4.43	$4.43
Options exercised	(12,002)	$1.69-$8.25	$2.94

Balance, July 31, 2001	296,996	$1.69-$14.00	$10.55
Options granted	893,670	$3.50-$8.00	$3.96
Options canceled	(28,168)	$3.19-$16.13	$7.70
Options exercised	(14,367)	$1.88-$$8.00	$5.78

Balance, July 31, 2002	1,148,131	$1.88-$16.13	$4.29

Of the exercisable options outstanding at July 31, 2002, 2001 and 2000, 1,118,131, 128,000, and 107,333, respectively, the weighted average exercise prices were $5.65, $11.29, and $4.53. The weighted average remaining life of the options outstanding at July 31, 2002 was 6.61 years.

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation,” issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation expense based on the fair value of the options granted on their grant date as prescribed by SFAS No. 123, the Company’s net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001	July 31, 2000

Net income/(loss) — as reported	$(1,613,334)	$(3,076,516)	$826,416
Net income/(loss) — pro forma	$(3,887,825)	$(3,426,802)	$341,421
Basic earnings/(loss) per share — as reported	$(1.17)	$(2.26)	$0.64
Basic earnings/(loss) per share — pro forma	$(2.82)	$(2.52)	$0.27
Diluted Earnings/(Loss) Per Share — as reported	$(1.17)	$(2.26)	$0.62
Diluted Earnings/(Loss) Per Share — pro forma	$(2.82)	$(2.52)	$0.25

The fair value of each option grant on its date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001	July 31, 2000

Expected dividend yield	00%	00%	0.00%
Expected stock price volatility	77.2%	89.48%	89.14%
Risk free interest rate	4.0%	5.5%	6.27%
Expected life of option (in years)	7.00	4.00	4.00

The weighted average fair value of the options granted during the fiscal years ended July 31, 2001, 2000 and 1999 was $11.29, $8.75 and $1.53, respectively.

The Company’s Chairman, President and Chief Executive Officer had stock appreciation rights that entitle him to receive, upon demand, a cash payment equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. At December 28, 2001 the stock appreciation rights (“SARs”) were converted into common stock options having the same terms as the original SARs. An expense of $140,894 was recorded in relation to this conversion, as well as a benefit of $843,096 arising from the elimination of the liability relating to the SARs. As of July 31, 2001, and 2000, the appreciation in these rights was approximately $843,000, and $569,000, and is reflected under stock appreciation rights payable in the accompanying consolidated balance sheets.

J2 COMMUNICATIONS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES

The Company’s provision for income taxes is as follows:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001	July 31, 2000

Federal income taxes	$0	$0	$0
State income taxes	1,600	1,600	1,500

Provision for income taxes	$1,600	$1,600	$1,500

A reconciliation between the statutory federal tax rate and the Company’s effective tax rate is as follows:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001	July 31, 2000

Statutory federal income tax rate	(34%)	34%	(34%)
State income taxes	—	—	—
Amortization of intangible assets	5%	7%	10%
Other, primarily utilization of valuation allowances	29%	27%	(44%)

Effective tax rate	0%	0%	0%

The Company’s effective tax rate is lower than the statutory rate due to the utilization of prior years operating losses not previously benefited.

For federal and state income tax purposes, as of July 31, 2002 the Company has available net operating loss carryforwards of approximately $6,295,430 and $4,295,430 respectively (expiring between 2008 and 2016) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

	As of	As of
	July 31, 2002	July 31, 2001

Net operating loss carryforwards	2,518,172	1,925,000
Accrued liabilities	75,794	413,000
Royalty reserves	6,000	87,000

	2,599,966	2,425,000
Valuation allowance	(2,599,966)	(2,425,000)

Net deferred tax assets	—	—

Valuation allowances of $2,599,966 and $2,425,000 were recorded at July 31, 2002 and 2001, respectively, to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

NOTE I — SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” during the fiscal year ended July 31, 1999 which changed the way the Company reports information about its operating segments. The Company operates in three business segments: licensing and exploitation of the “National Lampoon” trademark and related properties, operation of the “nationallampoon.com” website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments. Summarized financial information for the fiscal years ended July 31, 2002, 2001 and 2000 concerning the Company’s segments is as follows:

	Trademark	Internet	Video	Total

Year Ended July 31, 2002
Segment revenue	$913,000	$11,000	$19,000	$943,000
Segment operating income/(loss)	(940,000)	(795,000)	18,000	(1,716,000)
Identifiable assets	7,000	—	—	7,000
Capital expenditures	—	—	—	—
Depreciation expense	—	8,000	—	8,000
Year Ended July 31, 2001
Segment revenue	$270,000	$14,000	$22,000	$306,000
Segment operating income/(loss)	(210,000)	(787,000)	18,000	(979,000)
Identifiable assets	—	20,000	—	20,000
Capital expenditures	—	—	—	—
Depreciation expense	—	7,000	—	7,000
Year Ended July 31, 2000
Segment revenue	$1,454,000	$10,000	$16,000	$1,480,000
Segment operating income/(loss)	776,000	(955,000)	12,000	(167,000)
Identifiable assets	—	20,000	—	20,000
Capital expenditures	—	12,000	—	12,000
Depreciation expense	—	11,000	—	11,000

A reconciliation of segment operating income/(loss) to net income/(loss) before income taxes for the fiscal years ended July 31, 2002, 2001 and 2000 is as follows:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001	July 31, 2000

Segment operating (loss)/income	$(1,717,000)	$(979,000)	$(167,000)
Amortization of intangible assets	(240,000)	(240,000)	(240,000)
Stock appreciation rights benefit/(expense)	843,000	(380,000)	1,148,000
Conversion of SAR’s to stock options	(140,000)	—	—
Other income	175,000	—	—
Interest income	13,000	56,000	87,000
Corporate expenses incurred related to the change in control of the Company	(546,000)	(1,533,000)	—

Net income/(loss) before income taxes	$(1,612,000)	$(3,076,000)	$828,000

NOTE I — SEGMENT INFORMATION (CONTINUED)

A reconciliation of reportable segment assets to consolidated total assets as of July 31, 2002 and 2001 is as follows:

	For the Fiscal Year Ended

	July 31, 2002	July 31, 2001

Total assets for reportable segments	$7,000	$20,000
Goodwill not allocated to segments	2,696,000	2,936,000
Cash and cash equivalents	1,024,000	324,000
Short-term investments	—	—
Other unallocated amounts	18,000	22,000

Total assets	$3,745,000	$3,302,000

NOTE J — JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture (“Joint Venture”) established in 1975 for the development and production of the film “National Lampoon’s Animal House” (“Film”). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and an expense recorded corresponding to the minority partner’s interest in the proceeds from the Joint Venture. The revenue received by the joint venture relating to the Film was approximately $0, $71,000, and $322,000 and for the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

NOTE K — RELATED PARTY TRANSACTIONS

Bruce Vann, one of the Company’s directors, is a partner of the law firm Kelly, Lytton, and Vann retained by the Company for various legal matters. Legal expenses of approximately $119,000, $46,000, and $25,000 were incurred with respect to work performed by Mr. Vann’s firm for the Company during the fiscal years ended July 31, 2002, 2001 and 2000.

See Notes C, D and G to these consolidated financial statements for information concerning certain transactions between the Company and the Company’s Chairman, President and Chief Executive Officer.

NOTE L — SUBSEQUENT EVENTS

Effective September 3, 2002, National Lampoon Networks, Inc. (“NLNI”), a subsidiary of the Company founded August 30, 2002, acquired substantially all of the assets of Burly Bear. Burly Bear was in the business of producing and distributing entertainment through a network of affiliated college and other educational television stations. The asset Purchase Agreement provided that Burly Bear received as consideration, $200,000 in cash less certain transactional expenses, shares of the Company’s common Stock having an aggregate value of $400,000 (resulting in the issuance of 73,801 shares of the Company’s common stock), and 150 shares of NLNI common Stock, representing 15% of NLNI’s issued and outstanding shares of Common Stock. The cash consideration paid in the acquisition was received by the Company on August 29, 2002, from two existing shareholders upon their exercise of an option to acquire 2,000 units, with each unit consisting of one share of the Company’s Series B Convertible Preferred Stock and one warrant to purchase 28.169 shares of the Company’s Common Stock, for a purchase price of $100 per unit.

The Company has entered into a consulting agreement with Zelnick Media Group, headed by Stauss Zelnick, the former head of 20th Century Fox and Bertlesman. Mr. Zelnick and his affiliates are providing marketing, development, production and branding assistance to us. In particular, Scott Ziegler, a partner of Zelnick Media Group, is assisting directly in certain television activities. Zelnick Media Group is being compensated solely by the issuance to it of 300,000 warrants. 137,500 warrants are exercisable at $6.50 per share and 137,500 warrants are exercisable at $1.00 per share. 10,500 warrants were allocated to Scott Ziegler with the balance to Zelnick Media Group.

Douglas Bennett has been retained as an executive vice president to oversee the operations of National Lampoon. As compensation, the NLAG group assigned to Mr. Bennett, with the Company’s consent, an option to acquire 213 shares of Series B Preferred Stock which NLAG had retained in connection with the Reorganization Transactions, and a warrant to purchase up to 6,000 shares of the Company’s Common Stock during the five year term thereof at an exercise price of $3.55 per share during the first two years of the term and at an exercise price of $5.00 per share during the last three years of such term.

The Company has entered into a one year advisory agreement with SBI USA, an Investor Relations/Corporate Advisory Services (“SBI”) company which is affiliated with Softbank Investment Group, the investment banking/venture capital firm. According to the terms of this agreement, SBI will assist the Company through introductions to certain parties including Broker-Dealers, Market Markers or small Institutional Investors, and will engage in Market Making activities related to the Company’s stock. In consideration for such services, the Company granted to SBI USA nine month purchase warrants for the purchase of 50,000 shares of common stock at an exercise price of $7.00 per share.

STATEMENT OF OPERATIONS BY QUARTER
J2 COMMUNICATIONS
Unaudited

	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2002	2002	2002	2001	2001	2001	2001	2000

Net Sales	124,519	443,447	222,774	152,747	8,394	133,704	23,071	141,075
Gross (Loss)/Profit	(1,706,592)	(103,536)	235,119	(225,058)	(541,079)	(972,975)	(344,299)	(1,272,114)

Income (loss) before extraordinary items and the cumulative effect of accounting changes	(1,527,232)	(101,726)	238,485	(222,861)	(537,214)	(964,784)	(326,587)	(1,247,931)

Net income (loss)	$(1,527,232)	$(101,726)	$238,485	$(222,861)	$(537,214)	$(964,784)	$(326,587)	$(1,247,931)

(Loss)/Earnings per share before cumulative effects of accounting changes	$(1.11)	$(0.07)	$0.17	$(0.16)	$(0.40)	$(0.07)	$(0.24)	$(0.92)