Form 10-Q
period 2002-10-31
NATIONAL LAMPOON INC
filed 2002-12-16
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q
 Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

            For the Quarterly Period Ended October 31, 2002                          Commission File No. 0-15284

NATIONAL LAMPOON, INC.
 (formerly J2 Communications, a California corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4053296
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

YES ☒    NO ☐

     As of December 12, 2002 the registrant had 1,469,971 shares of its common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NATIONAL LAMPOON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF
	OCT. 31, 2002	JUL. 31, 2002

	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$103,103	$1,024,207
Accounts receivable	25,000
Prepaid expenses and other current assets	27,613	17,323
Capitalized production costs	113,110

Total current assets	268,826	1,041,530
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	67,463	7,123
Intangible assets, net of accumulated amortization	3,177,154	2,696,154

Total non-current assets	3,244,617	2,703,277

TOTAL ASSETS	$3,513,443	$3,744,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$157,925	$310,951
Accrued expenses	448,650	490,244
Notes payable	415,000	415,000

TOTAL LIABILITIES	1,021,575	1,216,195

MINORITY INTEREST	61,717	—
SHAREHOLDERS’ EQUITY
Series B Preferred Stock, no par value, 68,406 shares Authorized, 46,757 shares issued	3,236,618	2,585,318
Common Stock, no par value, 15,000,000 shares authorized, 1,466,471 and 1,385,483 shares issued, respectively	11,941,041	9,986,762
Less: Note receivable on common stock	(152,900)	(151,460)
Deferred compensation	(1,122,316)	—
Accumulated deficit	(11,472,292)	(9,892,008)

TOTAL SHAREHOLDERS’ EQUITY	2,430,151	2,528,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,513,443	$3,744,807

     The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS
	ENDED OCT. 31,

	2002	2001

REVENUES
Trademark	$72,274	$151,947
Video	48	299
Internet	1,867	501

Total revenue	$74,189	$152,747
COSTS AND EXPENSES
Costs related to trademark revenue	5,432	7,008
Costs related to video revenue		13
Costs related to internet revenue	9,537	7,193
Production Costs	163,639	—
Amortization of intangible assets	60,000	60,000
Selling, general & administrative expenses	823,834	579,117
Stock, warrants & options issued for services	630,388	—
Stock appreciation rights expense		(275.526)

Total costs and expenses	1,692,830	377,805

OPERATING (LOSS)	(1,618,641)	(225,058)
OTHER INCOME
Interest income	2,698	2,997

Total other income/(expense)	2,698	2,997

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(1,615,943)	(222,061)

Minority interest in loss of consolidated subsidiary	37,283	—

Provision for income taxes	1,623	800

NET (LOSS)	($1,580,283)	($222,861)

Net (loss) per share – basic and diluted	($1.10)	($0.16)

Weighted average number of common shares – basic and diluted	1,437,473	1,378,124

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED OCTOBER 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,580,283)	($222,861)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	69,734	63,429
Increase/(decrease) in stock appreciation rights	—	(275,526)
Other	(1,440)	(1,440)
Stock, warrants and options issued for services	630,388	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(25,000)	—
(Increase)/decrease in prepaid expenses and other current assets	(10,290)	419
(Increase)/decrease in other assets		—
Increase/(decrease) in accounts payable	(153,025)	26,073
Increase/(decrease) in accrued expenses	(41,593)	242,539
Increase/(decrease) in extension payments	—	225,000
Minority interest	(37,283)	—

NET CASH AND CASH EQUIVALENTS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	(1,148,794)	57,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Burly Bear networks	(200,000)	—
Acquisition of equipment	(6,518)	—
Production costs	(18,667)	—

NET CASH AND CASH EQUIVALENTS
USED IN INVESTING ACTIVITIES	(225,185)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series B preferred stock issuance	430,000	—
Exercise of stock options	22,875	67,601

NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	452,875	67,601

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(921,104)	125,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,024,207	324,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,103	$449,706

Non cash investing activities:
Common stock issued in Burly Bear acquisition	$400,000

     The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2002 included in the J2 Communications (“Company” or “Registrant”) annual report on Form 10-K for that period.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 31, 2002, and the results of operations and cash flows for the three month periods ended October 31, 2002 and 2001 have been included.

The results of operations for the three month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2002.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the consummation of the Reorganization Transactions, we have initiated a number of new business activities, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and we have been relying on capital received from NLAG Group in connection with the securities purchased in connections with the Reorganization Transactions, and the subsequent investment by the NLAG Group, and Messrs. Laikin, Skjodt and Durham or warrants received in that transaction, to fund operations. Since the consummation of the transaction, in which we received $2,085,318, subsequent warrant exercises have provided us with $1,305,000, although $200,000 of this amount was allocated for the Burly Bear transaction. We are currently exploring other transactions to secure additional financing, although in the near term expect to continue to rely on the funding provided by NLAG and its affiliates. Our financial statements are subject to a going concern qualification, which could make any additional financing transaction more difficult to consummate.

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

NATIONAL LAMPOON AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — EARNINGS PER SHARE (CONTINUED)

Options to purchase 28,159 and 74,566 common shares are not included in the calculation of diluted earnings per share during the three months ended October 31, 2002 and 2001 respectively because their inclusion would be anti-dilutive.

NOTE C — SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the “National Lampoon” trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments (none to the television segment until significant operations commence). Summarized financial information for the three month periods ended October 31, 2002 and 2001 concerning the Company’s segments is as follows:

	Trademark	Internet	Television	Total

Three Months Ended October 31, 2002
Segment revenue	$72,000	$2,000	—	$74,000
Segment operating income/(loss)	($710,000)	($611,000)	($202,000)	($1,523,000)
Three Months Ended October 31, 2001
Segment revenue	$152,000	$1,000	—	$153,000
Segment operating income/(loss)	($70,000)	($289,000)	—	($359,000)

     A reconciliation of segment operating loss to net income before income taxes for the three month periods ended October 31, 2002 and 2001 is as follows:

	FOR THE THREE MONTHS ENDED

	OCT. 31, 2002	OCT. 31, 2001

Total segment operating (loss)	($1,523,000)	($359,000)
Amortization of intangible assets	60,000	60,000
Stock appreciation rights (income)/expense	—	(275,000)
Interest income	(3,000)	(3,000)
Corporate expenses incurred related to the change in control of the Company	—	82,000

Net loss before income taxes	($1,580,000)	($223,000)

Note D — Burly Bear Acquisition

On August 30, 2002, the Company, through its wholly owned subsidiary National Lampoon Networks, Inc (NLNI), entered into an agreement to purchase substantially all the assets, mainly consisting of the film library and production costs of Burly Bear Networks, Inc. (Burly Bear), a privately owned entity, to enhance it business operations.. Consideration exchanged in the acquisition consisted of $200,000 in cash, less certain transaction expenses; shares of the Companys common stock having an aggregate market value of $400,000 on the effective date; and 150 shares of NLNI Common Stock, representing fifteen percent of NLNIs issued and outstanding shares of Common Stock at the same value per share. The purchase price allocation reflects managements estimates at the date of acquisition. Management has not established a final allocation of the purchase price, when the final allocation is established adjustments will be made pursuant to SFAS 141.

The aggregate purchase price was $600,000 consisting of $200,000 cash and common stock valued at $400,000. The following summarizes the estimated fair values of the assets acquired:

Personal property	$58,000
Film library	100,000
Intangible assets (to be finalized based upon appraisal)	541,000
Minority Interest	(99,000)

$600,000

Operating result have been included from August 30, 2002. Pro forma financial information as if the acquisition had taken place at the beginning of the reporting period have not been presented. Burly Bear did not have significant operations during August 2002. so the amounts would not materially differ from the first quarter operating results.

Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations

Recent Developments

     Effective on September 3, 2002, National Lampoon Networks, Inc., a Delaware corporation (NLNI) a newly formed subsidiary of the Company’s, acquired substantially all of the assets of Burly Bear Network, Inc., a Delaware corporation (Burly Bear). Burly Bear, organized by a group including the executive producer of Saturday Night Live, was in the business of producing and distributing entertainment through a network of affiliated college television outlets.

     The Asset Purchase Agreement provided that Burly Bear was to receive as consideration for the purchase of the assets the following: $200,000 in cash, less certain transaction expenses; shares of our Common Stock having an aggregate value of $400,000 (resulting in the issuance of 73,801 shares of Common Stock); and 150 shares of NLNI Common Stock, valued at $99,000 and representing fifteen percent of NLNIs issued and outstanding shares of Common Stock. The Company allocated $58,000 of the purchase price to fixed assets, $100,000 to capitalized production costs or film library, and approximately $502,000 to intangible assets, which represents the tradename Burly Bear and its network relationships. The purchase price allocation is not final because the Company is waiting for final appraisals of the fixed assets and film library.

Results of Operations

The Three Months Ended October 31, 2002 vs. the Three Months Ended October 31, 2001

     For the quarter ended October 31, 2002 trademark revenues were $72,274 compared to $151,947 for the quarter ended October 31, 2001, representing a decrease of 52%. This decrease resulted primarily from the receipt in the prior year of $115,000 for royalties for the feature film “Animal House”. In fiscal 2003, the “Animal House” royalty payment should be received in the second fiscal quarter instead of the first fiscal quarter. Book royalties of $27,891 in fiscal 2003 represent an increase of $20,173 from fiscal 2002 book royalties of $7,808. $25,000 was received in fiscal 2003 as the initial payment for the use of the National Lampoon name by a company involved in gaming. Television royalties received during fiscal 2003 were $19,167 versus $25,782 received during the first fiscal quarter of 2002, representing a decrease of 26%. First quarter fiscal 2003 Internet revenues of $1,867 increased by 273% over fiscal 2002 Internet revenues of $501. Increased merchandise sales accounted for this change.

     Costs related to trademark revenue for the quarter ended October 31, 2002 decreased to $5,432 from $7,072 during fiscal 2002 primarily due to reduced third party royalties associated with certain trademark revenues. Costs related to Internet operations (excluding selling, general and administrative expenses related to internet operations) were $9,537 during the quarter ended October 31, 2002 versus $7,193 during the quarter ended October 31, 2001, representing an increase of 33%. This increase in Internet costs were related to the increase in merchandise and web site writing costs. Production costs of $163,639 for the quarter ended October 31, 2002 included two direct response commercials, which cost $82,500, and National Lampoon Networks production of television programs totaling $81,139 for the quarter. There were no production costs in the October 31, 2001 fiscal quarter.

     Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $60,000 during each of the quarters ended October 31, 2002 and 2002. Selling, general and administrative costs increased by $244,717 or 42% to $823,834 during the quarter ended October 31, 2002 versus $579,117 during the same period last year. This increase resulted primarily from, i) salary increases of $216,527 to $348,426 from $131,899 in fiscal 2002, along with approximately $66,000 in increased overhead costs like travel, telephone, office supplies, insurance and other costs in fiscal 2002 due to the significant hiring of personnel and consultants, and the increased overall activity of the Company since the NLAG Transaction of May 17, 2002, ii) the addition of National Lampoon Networks, which had selling, general, and administrative costs of $167,416, iii) overall the Company’s legal, proxy solicitation, accounting, and corporate costs decreased by $204,822 or 58% to $151,371 for the quarter from $356,193, in the prior year’s first fiscal quarter, due to the agreement consummated by the May 17, 2002 NLAG Transaction.

     During the quarter ended October 31, 2001, the Company recorded a benefit of $(275,526) related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer. All SARs were converted to stock options in the prior fiscal year, and so there was no comparable benefit in the current quarter.

     Minority interest in loss of consolidated subsidiary of $37,283 for the quarter ended October 31, 2002 represents a credit against 15% of the loss of the wholly owned subsidiary, National Lampoon Networks (“NLN”), due to a third party owning a 15% interest in NLN. The Company did not have any comparable income or expense in the prior fiscal year. Interest income during the quarter ended October 31, 2002 decreased to $2,698 versus $2,997 during the quarter ended October 31, 2001. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended October 31, 2002, the Company had a net loss of $1,580,283 or $1.10 per share versus a loss of $222,861, or $0.16 per share for the quarter ended October 31, 2001. This increase in the loss resulted primarily from significantly increased personnel and related costs associated with the increase in activity since the NLAG Transaction, as well as no SAR benefit during the current fiscal year.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the quarter ended October 31, 2002 was trademark income and proceeds from Series B preferred stock issuance. The Company’s management believes that continued purchases of Series B preferred stock along with trademark and television revenues will fund its ongoing operations for at least the next twelve months.

     For the three months ended October 31, 2002, the Company’s net cash flow used in its operating activities was $1,148,794 versus $57,633 of net cash flow provided by operating activities during the three months ended October 31, 2001. This decrease results primarily from and increase in personnel and other costs as part of the increase in activities since the NLAG Transaction. At October 31, 2002, the Company had cash and cash equivalents of $103,709 as compared to $1,024,207 at July 31, 2002.

     Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, establishing bank lines and obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. We are not certain if our existing capital resources are sufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of December 15, 2002, we had cash on hand of $21,849, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $480,000 per month. We anticipate that any shortfall will be covered by the additional exercise of the Series B Warrants held by the NLAG Group or other investments by NLAG. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2002 contain an explanatory paragraph as to our ability to continue as a “going concern”. This qualification may impact our ability to obtain future financing.

Future Commitments

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 6 — Exhibits and Reports on Form 10-K

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

3.1	Company’s Second Amended and Restated Articles of Incorporation (1)

3.2	Company’s Amended and Restated Bylaws (1)

4.1	NLAG Registration Rights Agreement, dated May 17, 2002, among the Company, the members of the NLAG Group, and GTH Capital, Inc. (1)

4.2	Jimirro Registration Rights Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)

4.3	Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (2)

4.4	Piggyback Registration Rights Agreement, dated September 3, 2002 (5)

10.1	First Amendment to Preferred Stock and Warrant Purchase Agreement, dated as of May 17, 2002 (1)

10.2	2002 Employment Agreement Between J2 Communications and James P. Jimirro, dated May 17, 2002 (1)

10.3	Note Termination Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)

10.4	Security Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)

10.5	Absolute Assignment, dated May 17, 2002, between the Company and James P. Jimirro (1)

10.6	Termination of Stock Appreciation Rights Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)

10.7	Mutual Release, dated May 17, 2002, among the Company, James P. Jimirro and the members of the NLAG Group (1)

10.8	Restated Indemnification Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)

10.9	2002 Employment Agreement Between J2 Communications and Daniel S. Laikin, dated May 17, 2002 (1)

10.10	Non-Qualified Stock Option Agreement, dated May 17, 2002, between the Company and Daniel S. Laikin (1)

10.11	Indemnification Agreement, dated May 17, 2002, between the Company and Daniel S. Laikin. (2)

10.12	Letter, dated May 17, 2002, regarding Termination of Surviving Provisions of Letter Agreement, from the
Company to Daniel S. Laikin and Paul Skjodt (1)

10.13	Warrant Agreement, dated May 17, 2002, between the Company and GTH Capital, Inc (1)

10.14	Voting Agreement, dated May 17, 2002, among each of the members of the NLAG Group and James P. Jimirro (1)

10.15	Promissory Notes issued May 17, 2002, by the Company to law firms (1)

10.16	Form of Common Stock Warrant (including Schedule identifying material terms (1)

10.17	Agreement between Registrant and Harvard Lampoon, Inc. dated

October 1, 1998 (3)

10.18	First Amendment to Office Lease between Registrant and Avco Center Corporation dated April 21, 2000 (4)

10.19	Letter Agreement between Registrant and Batchelder & Partners, Inc., dated August 16, 2000 (4)

10.20	Amendment to Letter Agreement between Registrant and Batchelder & Partners, Inc. dated August 16, 2000 (4)

10.21	Warrant Issued by Registrant to George Vandemann dated August 18, 2000 (4)

10.22	Asset Purchase Agreement dated August 30, 2002 between National Lampoon Networks, Inc., Burly Bear
Network, Inc., Constellation Venture Capital, L.P. and J2 Communications (5)

10.23	Consulting Agreement with Zelnick Media and related Warrant Agreements (6)

10.24	Advisory Agreement with SBI USA and related Warrant Agreement (6)

11	Statement re: computation of Per Share Earnings

12	Statement re: computation of Ratios

27	Financial Data Schedule (7)

99.1	Certification pursuant to Section 906 of Sarbanes-Oxley

(1)	Incorporated by reference to Form 8-K filed on May 31, 2002.

(2)	Incorporated by reference to Form S-8 filed on June 26, 2002.

(3)	Incorporated by reference to Form 10-Q for the period ended October 31, 1998.

(4)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

(5)	Incorporated by referenced to Form 8-K filed on September 9, 2002.

(6)	Filed herewith

(7)	Filed electronically herewith with the Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(b) Forms 8-K

Registrant’s Current Report on Form 8-K filed on August 2, 2001.

Registrant’s Current Report on Form 8-KA filed on November 18, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 14, 2002	J2 COMMUNICATIONS

By: /s/James Toll James Toll Chief Financial Officer