Form 10-Q
period 2003-01-31
NATIONAL LAMPOON INC
filed 2003-03-17
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2003	Commission File No. 0-15284

NATIONAL LAMPOON, INC.
(formerly known as J2 COMMUNICATIONS)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-4053296 (I.R.S. Employer Identification No.)

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

YES [X] NO [   ]

As of March 21, 2003 the registrant had 1,501,190 shares of its common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JAN 31, 2003	JUL. 31, 2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,784	$1,024,207
Accounts receivable	980
Prepaid expenses and other current assets	22,021	17,323

Total current assets	152,785	1,041,530
NON-CURRENT ASSETS
Capitalized production costs	222,199
Fixed assets, net of accumulated depreciation	51,866	7,123
Intangible assets	6,505,732	5,964,732
Accumulated amortization of intangible assets	(3,478,745)	(3,268,578)

Total non-current assets	3,301,052	2,703,277

TOTAL CURRENT ASSETS	$3,453,837	$3,744,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$263,886	$310,951
Accrued expenses	473,620	490,244
Notes payable	415,000	415,000
Deferred income	25,000

TOTAL CURRENT LIABILITIES	1,177,506	1,216,195

MINORITY INTEREST	—	—
SHAREHOLDERS’ EQUITY
Series B Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 57,407 shares issued	4,301,618	2,585,318
Common Stock, par value $.0001 per share, 15,000,000 shares authorized, 1,501,190 and 1,385,483 shares issued, respectively	12,025,832	9,986,762
Less: Note receivable on common stock	(154,340)	(151,460)
Deferred compensation	(1,118,763)	—
Accumulated deficit	(12,778,016)	(9,892,008)

TOTAL SHAREHOLDERS’ EQUITY	2,276,331	2,528,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,453,837	$3,744,807

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED JAN. 31,		ENDED JAN. 31,

	2003	2002	2003	2002

REVENUE
Trademark	$115,392	$222,222	$187,665	$374,168
Video	957	548	1,005	847
Advertising	10,000		10,000
Internet	1,980	4	3,847	505

Total revenue	128,329	222,774	202,517	375,520
COSTS AND EXPENSES
Costs related to trademark revenue	2,280	3,824	7,712	11,036
Costs related to video revenue	1,443	300	1,443	646
Costs related to internet revenue	13,430	7,092	22,967	13,743
Television distribution costs	192,602	—	356,240	—
Amortization of intangible assets	150,167	60,000	210,167	120,000
Selling, general & administrative expenses	1,093,419	343,115	1,917,253	922,237
Stock, warrants, & options issued for services	76,094	—	706,482
Stock appreciation rights (benefit)/expense	—	(567,570)	—	(843,096)
Conversion of stock appreciation rights to stock options	—	140,894	—	140,894

Total costs and expenses	1,529,435	(12,345)	3,222,264	365,460

OPERATING (LOSS)/INCOME	(1,401,106)	235,119	(3,019,747)	10,060
OTHER INCOME/(EXPENSE)
Interest income	1,451	3,366	4,148	6,364
Other income	32,214		32,214

Total other income/(expense)	33,665	3,366	36,362	6,364

(LOSS)/INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(1,367,441)	238,485	(2,983,385)	16,424

Minority interest in loss of consolidated subsidiary	61,718		99,000

Provision for state income taxes	—	—	1,623	800

NET (LOSS)/INCOME	$(1,305,723)	$238,485	$(2,886,008)	$15,624

Net (loss)/income per share — basic	$(0.90)	$0.17	$(2.00)	$0.01

Weighted average number of common shares — basic	1,451,593	1,379,816	1,444,533	1,378,970

Net (loss)/income per share — diluted	$(0.90)	$0.17	$(2.00)	$0.01

Weighted average number of common and common equivalent shares — diluted	1,451,593	1,435,969	1,444,533	1,430,859

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JANUARY 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,886,007)	$15,624
Adjustments to reconcile net loss/(income) to net cash used in operating activities:
Depreciation and amortization	242,055	126,860
Stock appreciation rights expense/(benefit)	—	(843,096)
Conversion of stock appreciation rights to stock options	—	140,894
Stock and options issued for services	706,482	—
Minority interest	(99,000)	—
Other	(2,880)	(2,880)
Changes in assets and liabilities:
(Increase) in accounts receivable	(980)	—
(Increase)/decrease in prepaid expenses and other current assets	(4,697)	2,814
Increase in deferred revenues	25,000	—
(Decrease)/increase in accounts payable	(47,063)	271,925
(Decrease)/increase in accrued expenses	(16,627)	205,956
(Decrease) in settlement payable	—	(203,117)
(Decrease)/increase in extension payments		250,000
NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(2,083,716)	(35,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Burly Bear networks	(200,000)
Capitalized production costs	(127,975)
Purchase of fixed assets	(12,856)	0

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(340,831)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series B preferred stock issuance	1,495,000
Exercise of stock options	35,124	67,601

NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	1,530,124	67,601

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(894,423)	32,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,024,207	324,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,784	$357,053

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:
Stock and options issued for services, including $1,118,763 of deferred compensation	$1,825,245	0

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
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

     In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 31, 2003, and the results of operations and cash flows for the three and six month periods ended January 31, 2003 and 2002 have been included.

     The results of operations for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2002.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the consummation of the Reorganization Transactions, (see the Company’s annual report on form 10-K for the year ended July 31, 2002), we have initiated a number of new business activities, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and we have been relying on capital received from NLAG Group in connection with the securities purchased in connections with the Reorganization Transactions, and the subsequent investment by the NLAG Group, and Messrs. Laikin, Skjodt and Durham, to fund operations. Since the consummation of the transaction, in which we received $2,085,318, subsequent NLAG investments have provided us with $2,415,000, although $200,000 of this amount was allocated for the Burly Bear transaction. We are currently exploring other transactions to secure additional financing, although in the near term expect to continue to rely on the funding provided by NLAG and its affiliates. Our financial statements are subject to a going concern qualification, which could make any additional financing transaction more difficult to consummate.

NOTE B — INTANGIBLE ASSETS

     As of August 1, 2002, the Company implemented the guidance of SFAS  142. There was no reclassification necessary of intangible assets related to the adoption of SFAS 142 since all balances were previously classified as intangible assets. The implementation of SFAS 142 had no material impact on the Company’s financial statements.

NOTE C — CAPITALIZED FILM COSTS

     Pursuant to Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the Company values its film cost at the lower of unamortized cost or net realizable value on an individual title basis in accordance with generally accepted accounting principles. Film costs represent those costs incurred in the development, production and distribution of television projects. Such costs have been capitalized. Amortization of film cost is charged to expense, and third party participation are accrued, using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management.

NOTE D — EARNINGS PER SHARE

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

     Options to purchase 46,345 and 37,252 common shares are not included in the calculation of diluted earnings per share for the three and six month periods ended January 31, 2003, respectively, because they are anti-dilutive. There are also 1,619,098 shares of Common Stock and 1,619,098 warrants which are issuable upon conversion of the Series B shares of preferred stock which are excluded from the calculation as they are anti-dilutive.

NOTE E — SEGMENT INFORMATION

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

	Trademark	Internet	TV	Total

Three Months Ended January 31, 2003
Segment revenue	$116,000	2,000	$10,000	$128,000
Segment operating income/(loss)	(348,000)	(519,000)	(290,000)	(1,157,000)
Three Months Ended January 31, 2002
Segment revenue	$223,000	$0	$0	$223,000
Segment operating income	238,000	(53,000)	0	185,000
Six Months Ended January 31, 2003
Segment revenue	$188,000	$4,000	$10,000	$376,000
Segment operating income/(loss)	(968,000)	(1,211,000)	(501,000)	(2,680,000)
Six Months Ended January 31, 2002
Segment revenue	$385,000	$1,000	$0	$164,000
Segment operating income/(loss)	(99,000)	(429,000)	0	(528,000)

A reconciliation of segment operating income/loss to net income before income taxes for the three and six month periods ended January 31, 2002 and 2002 is as follows:

	FOR THE THREE MONTHS ENDED

	JAN. 31, 2003	JAN. 31, 2002

Total segment operating (loss)/income	$(1,157,000)	$185,000
Amortization of intangible assets	150,000	60,000
Stock appreciation rights benefit	—	(427,000)
Interest income	(1,000)	(3,000)
Corporate expenses incurred related to the change in control of the Company	—	317,000

Net (loss)/income before income taxes	$(1,306,000)	$238,000

	FOR THE SIX MONTHS ENDED

	JAN. 31, 2003	JAN. 31, 2002

Total segment operating loss	($2,680,000)	($173,000)
Amortization of intangible assets	210,000	120,000
Stock appreciation rights expense/(benefit)	—	(702,000)
Interest income	(4,000)	(6,000)
Corporate expenses incurred related to the change in control of the Company	—	399,000

Net (loss)/income before income taxes	$(2,886,000)	$16,000

Note F — Burly Bear Acquisition

     On August 30, 2002, the Company, through its wholly owned subsidiary National Lampoon Networks, Inc (NLNI), entered into an agreement to purchase substantially all the assets, mainly consisting of the film library and production costs of Burly Bear Networks, Inc. (Burly Bear), a privately owned entity, to enhance it business operations. Consideration exchanged in the acquisition consisted of $200,000 in cash, less certain transaction expenses; shares of the Company's common stock having an aggregate market value of $400,000 on the effective date; and 150 shares of NLNI Common Stock, representing fifteen percent of NLNIs issued and outstanding shares of Common Stock at the same value per share. The purchase price allocation reflects managements estimates at the date of acquisition. Management has not established a final allocation of the purchase price, when the final allocation is established adjustments will be made pursuant to SFAS 141.

     The aggregate purchase price was $600,000 consisting of $200,000 cash and common stock valued at $400,000. The following summarizes the estimated fair values of the assets acquired:

Personal property	$58,000
Film library	100,000
Intangible assets (to be finalized based upon appraisal)	541,000
Minority Interest	(99,000)

$600,000

Operating result have been included from August 30,2002. Pro forma financial information as if the acquisition had taken place at the beginning of the reporting period have not been presented. Burly Bear did not have significant operations during August 2002, so the amounts would not materially differ from the first quarter operating results.

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

Results of Operations

The Three Months Ended January 31, 2003 vs. the Three Months Ended January 31, 2002

     For the three months ended January 31, 2003, trademark revenues were $115,391 compared to $222,222 for the quarter ended January 31, 2002. This decrease of 48% resulted primarily from having received income from “National Lampoon’s Van Wilder” during the fiscal quarter 2002 in addition to royalties from “National Lampoon’s Animal House”. The Company has not received addition royalties from “National Lampoon’s Van Wilder” in the current fiscal year. Video revenues of $957 during the second fiscal quarter 2003 increased 75% from fiscal 2002 video revenues of $548. Increased sales of “the Mother Goose Video Treasury” accounted for the majority of that increase. Internet revenues of approximately $2,000 during fiscal 2003 increased from nearly zero during the second fiscal quarter 2002 due to more success in merchandise sales in the current fiscal year. Advertising revenues from National Lampoon Networks was $10,000 during the second fiscal quarter. National Lampoon Networks was acquired in September 2002, and therefore there were no revenues during the prior fiscal year.

     Costs related to trademark revenue during the quarter ended January 31, 2003 decreased from $3,824 during fiscal 2002 to $2,280 during the second fiscal quarter 2003, representing a decrease of 40%. The decreased in trademark revenues during the quarter in 2003 accounted for the decrease in trademark costs. Costs related to Internet operations (excluding the selling, general, and administrative portion of those expenses) increased from $7,092 during the quarter ended January 31, 2002 to $13,430 in the current year, representing an increase of 89%. These costs include website development and maintenance, content creation and third party hosting of the website. An increase in web site writing costs was the primary reason for the higher costs during the quarter ended January 31, 2003. Television distribution costs of $192,601 included $177,601 in costs associated with the distribution of National

Lampoon Network programming. There were no similar costs in the prior fiscal year. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $60,000 during each of the quarters ended January 31, 2002 and 2001. In addition the Company amortized $90,167 of the intangible asset associated with the purchase of the Burly Bear network. The Company is amortizing the intangible asset over a two year period subject to an independent appraisal of the assets. This appraisal is scheduled to take place later in the current fiscal year.

     Selling, general and administrative costs increased to $1,093,419 during the quarter ended January 31, 2003 versus $343,115 during the same period last year. This increase of approximately $750,000 or 219% resulted primarily from: (i) an increase of personnel and consulting costs of approximately $535,000 (ii) an increase in legal and accounting fees of approximately $72,000, and (iii) an increase in most overhead expenses including travel and entertainment $42,000, rent $15,000, and marketing and promotion $18,000, due to the opening of an National Lampoon Network office in New York, additional personnel and greater activity in general during the current fiscal year.

     During the three months ended January 31, 2003, the Company recorded $76,094 in expense associated with the granting of options and warrants to advisors and consultants. During the quarter ended January 31, 2002, the Company recorded a benefit of $567,570 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer and an expense of $140,894 upon conversion of the SAR’s to common stock options. All SAR’s granted to the chief executive officer of the Company were eliminated during the quarter in fiscal 2002, and therefore their attendant liability. All outstanding SARs were converted to common stock options granted to the chief executive officer. There was no corresponding benefit or cost in fiscal 2003.

     Interest income during the quarter ended January 31, 2003 decreased to $1,451 versus $3,366 during the quarter ended January 31, 2002. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year. Other income of $32,214 in the current fiscal year resulted from the collection of monies from an insurance company due to the loss of equipment that was insured. The minority interest in income of the consolidated subsidiary of $61,717 represents 15% of the loss of National Lampoon Networks due to the 15% ownership of National Lampoon Networks by a third party.

     For the three months ended January 31, 2003, the Company had a net loss of $(1,305,723) or $(0.90) per share, versus a net income of $238,485, or $0.17 per share, for the three months ended January 31, 2002. This decrease in net income resulted primarily from, (i) the elimination of liabilities relating to outstanding SARs, and a legal settlement payable, creating a benefit recorded by the Company and (iii) the increase in expenses incurred by the Company related to the greater level of activity in the current year. The increase in activity and expenses were not matched by increases in revenues. During the quarters ended January 31, 2003 and 2002, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

The Six Months Ended January 31, 2003 vs. the Six Months Ended January 31, 2002

     For the six months ended January 31, 2003, trademark revenues were $187,665 as compared to $374,168 for the same period in 2002. The decrease in trademark revenues of approximately 50% resulted primarily from decreased revenue from the film “National Lampoon’s Animal House” and revenues in the prior year from the feature film “National Lampoon’s Van Wilder.” Video revenues during the first six months of fiscal 2002 were$1,005 versus $847 in the prior year, representing an increase of 18%, due primarily to increased sales of the videos “The Mother Goose Video Treasury”. Six months Internet revenues of $3,847 in fiscal 2003 represents a 662% increase from 2002 revenues of $505. Greater merchandise sales were achieved in the current year. Advertising revenues from National Lampoon Networks were $10,000 during the current fiscal year. National Lampoon Networks was acquired in September 2002, and therefore there were no revenues during the prior fiscal year.

     Costs related to trademark revenues of $7,712 for the first six months of fiscal 2002 represents a 30% decline from the $11,036 in trademark costs in the prior year. Lower trademark revenues in the current year resulted in lower trademark costs. Costs related to video revenues of $1,443 increased by 123% in fiscal 2003, from $646 in the prior year. This reflects an increase in video sales and therefore cost of sales, for the first six months of fiscal 2003. Costs related to Internet operations (excluding the selling, general and administrative portion of those expenses) increased to $22,967 during the six months ended January 31, 2003 from $13,743 during the same period in the prior year. These costs include website development and maintenance, content creation and third party hosting of the website. An increase in the cost of the web site writers and cost of merchandize resulted in the higher costs. Television distribution costs of $356,240 included $258,740 in costs associated with the distribution of National Lampoon Network programming, and $82,500 in direct response programming that was written off. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $120,000 during each of the six months periods ended January 31, 2003 and 2002. In addition the Company amortized $90,167 of the intangible asset associated with the purchase of the Burly Bear network. The Company is amortizing the intangible asset over a two year period subject to an independent appraisal of the assets. Such appraisal is scheduled to take place later in the current fiscal year.

     Selling, general and administrative costs increased by $995,016 to $1,917,253 during the six months ended January 31, 2003 from $922,237 during the same period last year, representing an increase of 108%. This increase resulted primarily from Personnel costs including salaries and consultants, which increased by approximately $902,000 during the current fiscal year, travel and entertainment which increased by approximately $67,000, and various other overhead costs associated with opening an office for National Lampoon Networks and the overall increase in activity during the current fiscal year.

     During the six months ended January 31, 2003, the Company recorded $706,482 in expense associated with the granting of options and warrants to advisors and consultants. In fiscal 2002 the Company recorded a net expense benefit of $843,096 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer. This benefit resulted from the elimination of the SARs granted and therefore their corresponding liability and expense, when they were converted to common stock options granted to the chief executive officer. In the prior fiscal year the Company recorded an expense associated with the conversion of stock appreciation rights (“SARs”) to stock options. There were no SAR’s granted or outstanding during the current fiscal year.

     Interest income during the six months ended January 31, 2003 decreased to $4,148 from $6,364 during the six months ended January 31, 2002. This decrease of 35% resulted from a decrease in cash and cash equivalents held during the six months ended January 31, 2003 versus the same period last year. Other income of $32,214 in the current fiscal year resulted from the collection of monies from an insurance company due to the loss of equipment that was insured. The minority interest in income of consolidated subsidiary of $99,000 represents 15% of the loss of National Lampoon Networks reflecting the 15% ownership of National Lampoon Networks by a third party.

     For the six months ended January 31, 2003, the Company had a net loss of $2,886,007 or $2.00 per share versus a net income of $15,624, or $0.01 per share, for the six months ended January 31, 2002. This net loss resulted primarily from increases in selling, general & administrative expenses of $995,016 due to the increased activity, opening a new office, hiring additional personnel, engaging consultants, increased travel, rent, and other SG&A expenses, and $706,482 from the issuing of stock, warrants, and options for services rendered. Additionally in the prior fiscal year there was an approximately $702,000 net benefit from the conversion of SAR’s to stock options. During the six month periods ended January 31, 2002 and 2001, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the year to date ended January 31, 2003 was trademark income and proceeds from Series B preferred stock issuance.

     For the six months ended January 31, 2003, the Company’s net cash flow used in its operating activities was 2,147,492 versus $35,020 of net cash flow used in operating activities during the six months ended January 31, 2002. This decrease results primarily from and increase in personnel and other costs as part of the increase in activities since the NLAG Transaction. At January 31, 2003, the Company had cash and cash equivalents of $129,784 as compared to $1,024,207 at July 31, 2002.

     Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, establishing bank lines and obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. Our existing capital resources are insufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of March 13, 2003, we had cash on hand of $118,761, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $450,000 per month. We anticipate that any shortfall will be covered by the additional exercise of the Series B Warrants held by the NLAG Group or other investments by NLAG. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2002 contain an explanatory paragraph as to our ability to continue as a “going concern”. This qualification may impact our ability to obtain future financing

Future Commitments

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

A former employee and consultant of the Company has asserted a claim that his proposed severance compensation is inconsistent with Company policy, and that he is owed in excess of $100,000. The Company has asserted that it has no policy regarding severance, and believes that the claim is meritless. If the matter is not resolved, the Company intends to vigorously defend itself.

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

Date: March 14, 2003	NATIONAL LAMPOON, INC.

	By:	/s/James Toll

James Toll Chief Financial Officer