Form 10-Q
period 2003-04-03
NATIONAL LAMPOON INC
filed 2003-06-16
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2003 Commission File No. 0-15284

NATIONAL LAMPOON, INC.

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

YES ☒ NO ☐

As of June 13, 2003 the registrant had 1,510,690 shares of its common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF
	APR. 30, 2003	JUL. 31, 2002

	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$163,201	$1,024,207
Accounts receivable	50,213	—
Prepaid expenses and other current assets	24,090	17,323

Total current assets	237,504	1,041,530
NON-CURRENT ASSETS
Capitalized production costs	335,932	—
Fixed assets, net of accumulated depreciation	49,212	7,123
Intangible assets	6,505,732	5,964,732
Accumulated amortization of intangible assets	(3,606,370)	(3,268,578)
Other assets	4,500	—

Total non-current assets	3,289,006	2,703,277

TOTAL ASSETS	$3,526,510	$3,744,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$183,655	$310,951
Accrued expenses	403,349	490,244
Notes payable, including related parties of $576,053	991,053	415,000
Deferred income	100,000	—

TOTAL LIABILITIES	1,678,057	1,216,195

MINORITY INTEREST	—	—
SHAREHOLDERS’ EQUITY
Preferred Stock Series B, par value $.0001, 68,406 shares authorized, 63,607 and 40,244 shares issued respectively	4,921,618	2,585,318
Common Stock, no par value, 15,000,000 shares authorized, 1,501,190 and 1,385,483 shares issued, respectively	12,087,254	9,986,762
Less: Note receivable on common stock	(155,780)	(151,460)
deferred compensation	(1,067,301)	—
Accumulated deficit	(13,937,338)	(9,892,008)

TOTAL SHAREHOLDERS’ EQUITY	1,848,453	2,528,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,526,510	$3,744,807

     The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED APR. 30,		ENDED APR. 30,

	2003	2002	2003	2002

REVENUE
Trademark	$267,771	$426,068	$455,436	$796,516
Consumer products	5,080	17,379	9,932	22,453
Advertising and promotion	72,063	—	82,063	—

Total revenue	344,914	443,447	547,431	818,969

COSTS AND EXPENSES
Costs related to trademark revenue	68,032	53,703	75,743	64,593
Costs related to consumer products revenue	3,151	6,697	27,562	21,233
Television promotion and distribution costs	113,491	—	469,731	—
Amortization of intangible assets	127,625	60,000	337,792	180,000
Selling, general & administrative expenses	1,079,697	426,583	2,996,950	1,348,821
Stock, warrants, & options issued for services	112,884	—	819,366	—
Stock appreciation rights expense/(benefit)	—	—	—	(843,096)
Conversion of SAR’s to stock options	—	—	—	140,894

Total costs and expenses	1,504,880	546,983	4,727,144	912,445

OPERATING LOSS	(1,159,966)	(103,536)	(4,179,713)	(93,476)
OTHER INCOME
Interest income	1,446	2,610	5,594	8,974
Other income	—	—	32,214	—

Total other income	1,446	2,610	37,808	8,974

LOSS BEFORE MINORITY INTEREST AND AND INCOME TAXES	(1,158,520)	(100,926)	(4,141,905)	(84,502)
Minority interest in loss of consolidated subsidiary	—	—	99,000	—
Provision for state income taxes	800	800	2,424	1,600

NET LOSS	($1,159,320)	($101,726)	($4,045,329)	($86,102)

Net loss per share — basic and diluted	($0.77)	($0.07)	($2.76)	($0.06)

Weighted average number of common Shares — basic and diluted	1,501,190	1,381,085	1,463,419	1,379,654

     The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED APR. 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,045,329)	($86,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	441,264	188,451
Stock appreciation rights expense/(benefit)	—	(843,096)
Conversion of stock appreciation rights to stock options	—	140,894
Stock, options and warrants issued for services	819,366	146,000
Minority interest	(99,000)	—
Other	(4,320)	(4,320)
Changes in assets and liabilities:
Increase in accounts receivable	(50,213)	—
(Increase)/decrease in other current assets	(6,767)	1,558
(Increase) in deferred costs	—	(482,543)
(Increase) in other assets	(4,500)	—
(Decrease) in accounts payable	(127,295)	606,184
(Decrease)/increase in accrued expenses	(86,897)	373,853
(Decrease) in settlement payable	—	(203,117)
Increase in deferred revenues	100,000	—
Increase in notes payable	576,053	—
Increase in extension payments	—	250,000

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(2,487,638)	87,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Burly Bear networks	(200,000)	—
Purchase of fixed assets	(56,455)	—
Film Library	(267,038)	—

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(523,493)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series B preferred stock issuance	2,115,000
Exercise of stock options	35,125	70,726

NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	2,150,125	70,726

NET INCREASE/(DECREASE) IN CASH AND AND CASH EQUIVALENTS	(861,006)	158,488
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,024,207	324,472

CASH AND CASH EQUIVALENTS END OF PERIOD	$163,201	$482,960

Supplemental disclosure of non-cash investing and financing activities:
Stock, warrants, and options issued for services	$819,366	$146,000

Common stock issued in Burly Bear Acquisition	$400,000	—

Conversion of Stock Appreciation Rights	—	$140,894

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

     In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 30, 2003, and the results of operations and cash flows for the three and nine month periods ended April 30, 2003 and 2002 have been included.

The results of operations for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2002.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the consummation of the Reorganization Transactions (see the Company’s Annual Report on Form 10-K for the year ended July 31, 2002), we have initiated a number of new business activities, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and we have been relying on capital received from NLAG Group in connection with the securities purchased in connections with the Reorganization Transaction, and the subsequent investment by the NLAG Group, and Messrs. Laikin, Skjodt and Durham, to fund operations. Since the consummation of the Reorganization Transaction, in which we received $2,085,318, subsequent NLAG investments have provided us with and additional $3,331,000, including $200,000 of this amount which was allocated for the Burly Bear transaction. We are currently exploring other transactions to secure additional financing, although in the near term expect to continue to rely on the funding provided by NLAG and its affiliates. Our audited financial statements for the year ended July 31, 2002 include a going concern explanatory paragraph, which could make any additional financing transaction more difficult to consummate.

NOTE B — INTANGIBLE ASSETS

     There was no reclassification necessary of intangible assets related to the adoption of SFAS 142 since all balances were previously classified as intangible assets. The implementation of SFAS 142 had no material impact on the Company’s financial statements.

NOTE C — CAPITALIZED FILM COSTS

Pursuant to Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the Company values its film costs at the lower of unamortized cost or net realizable value on an individual title basis in accordance with generally accepted accounting principles. Capitalized film costs represent those costs incurred in the development, production and distribution of television projects. Amortization of film cost is charged to expense, and third party participation are accrued, using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management.

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

     Options to purchase 1,703,298 common shares are not included in the calculation of diluted earnings per share for the nine month period ended April 30, 2003, because they are anti-dilutive. There are also 1,791,746 shares convertible to common and 1,791,746 warrants exercisable to common stock that are excluded from the calculation because they are antidilutive.

NOTE E — SEGMENT INFORMATION

     The Company operates in three business segments: licensing and exploitation of the “National Lampoon” trademark and related properties; sale of consumer products from the nationallampoon.com website and other consumer product sales; and television production and distribution from the National Lampoon Network. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to prior year Recent Developments — which led to the Reorganization Transaction and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and nine month periods ended April 30, 2003 and 2002 concerning the Company’s segments is as follows:

	Trademark	Consumer Prod	TV	Total

Three Months Ended April 30, 2003
Segment revenue	$268,000	$5,000	$72,000	$345,000
Segment operating (loss)/income	(130,000)	(385,000)	(517,000)	(1,032,000)
Three Months Ended April 30, 2002
Segment revenue	$426,000	$17,000	$0	$443,000
Segment operating income/(loss)	241,000	(139,000)	0	102,000
Nine Months Ended April 30, 2003
Segment revenue	$456.000	$9,000	$82,000	$547,000
Segment operating (loss)/income	(1,098,000)	(1,596,000)	(1,019,000)	(3,713,000)
Nine Months Ended April 30, 2002
Segment revenue	$797.000	$22,000	$0	$819,000
Segment operating income/(loss)	410,000	(481,000)	0	(71,000)

     A reconciliation of segment operating loss to net income before income taxes for the three and nine month periods ended April 30, 2003 and 2002 is as follows:

	FOR THE THREE MONTHS ENDED

	APR. 30, 2003	APR. 30, 2002

Total segment operating (loss)/income	($1,032,000)	$102,000
Amortization of intangible assets	128,000	60,000
Stock appreciation rights expense/(benefit)	—	—
Interest income	(1,000)	(3,000)
Corporate expenses incurred related to Recent Developments	—	144,000

Net (loss)/income before income taxes	($1,159,000)	($99,000)

	FOR THE NINE MONTHS ENDED

	APR. 30, 2003	APR. 30, 2002

Total segment operating loss	($3,713,000)	($707,000)
Amortization of intangible assets	338,000	180,000
Stock appreciation rights expense/(benefit)	—	521,000
Interest income	(6,000)	(50,000)
Corporate expenses incurred related to Recent Developments	—	1,183,000

Net (loss)/income before income taxes	($4,045,000)	($2,541,000)

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F — Burly Bear Acquisition

On August 30, 2002, the Company, through its wholly owned subsidiary National Lampoon Networks, Inc (NLNI), entered into an agreement to purchase substantially all the assets, mainly consisting of the film library and production costs of Burly Bear Networks, Inc. (Burly Bear), a privately owned entity, to enhance it business operations. Consideration exchanged in the acquisition consisted of $200,000 in cash, less certain transaction expenses; shares of the Companys common stock having an aggregate market value of $400,000 on the effective date; and 150 shares of NLNI Common Stock, representing fifteen percent of NLNIs issued and outstanding shares of Common Stock at the same value per share. The purchase price allocation reflects managements estimates at the date of acquisition. Management has not established a final allocation of the purchase price, when the final allocation is established, adjustments will be made pursuant to SFAS 141. In establishing a final appraisal it appears that the value of the Burly Bear trademark may be of limited value, and so there is the issue of impairment. While the Company retains a large library of Burly Bear programs, the distribution system, the contact, agreements, and new product development utilize the National Lampoon trademark instead of Burly Bear. The impairment issue will most likely effect the final appraisal of the intangible asset.

The aggregate purchase price was $600,000 consisting of $200,000 cash and common stock valued at $400,000. The following summarizes the estimated fair values of the assets acquired:

Personal property	$58,000
Film library	100,000
Intangible assets (to be finalized based upon appraisal)	541,000
Minority Interest	(99,000)

$600,000

Operating result of Burly Bear have been included from August 30,2002. Pro forma financial information as if the acquisition had taken place at the beginning of the reporting period have not been presented. Burly Bear did not have significant operations during August 2002, so the amounts would not materially differ from the first quarter operating results.

Note G — Stock Options

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”, issued in October 1995. In accordance with SFAS No. 123, The Company has elected to follow Accounting Principles Board (“APB) Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the company’s employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company elected to recognize compensation expense based on the fair value of the options granted on their grant date as prescribed by SFAS No. 123, the Company’s net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

	3 Months Ended		9 Months Ended

	2003	2002	2003	2002

Net income/(loss) — as reported	$(1,159,320)	$(101,726)	$(4,045,326)	$(86,102)
Stock option compensation under-fair value method	67,160	0	203,876	1,530,723
Net income/(loss)-pro forma	$(1,226,480)	$(101,726)	(4,276,202)	$(1,616,825)
Basic & diluted earnings/(loss) per share-as reported	$(0.77)	$(0.07)	$(2.76)	$(0.06)
Basic & diluted earnings/(loss) per share-pro forma	$(0.82)	$(0.07)	$(2.92)	$(1.17)

Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations

Results of Operations

The Three Months Ended April 30, 2003 vs. the Three Months Ended April 30, 2002

     For the three months ended April 30, 2003 trademark revenues were $267,771 as compared to $426,068 for the quarter ended April 30, 2002. The decrease in trademark revenues of 37% resulted primarily from decreased receipts from the three “National Lampoon’s Vacation” films. Prior year revenues were increased by the initial release of the Vacation series on DVD. Consumer product revenues, which consists of merchandise sold via the National Lampoon web site and video sales of $5,080 for the 3rd fiscal quarter of 2003 were 71% lower than the $17,379 earned during the same period in the prior year. This decrease was due primarily to an international sale of all four volumes of the “Mother Goose Video Treasury” in the prior year. Advertising and promotional revenues of $72,063 in the current fiscal quarter were generated by the wholly owned subsidiary, National Lampoon Networks. National Lampoon Networks began operations in August of the current fiscal year as a result of the asset purchase of Burly Bear Networks, Inc. Therefore there was no corresponding advertising and promotion income in the prior fiscal year.

     Costs related to trademark revenue during the quarter ended April 30, 2003 increased to $68,032 from $53,703 for the quarter ended April 30, 2002, representing a 27% increase. Costs associated with generating television revenues account for this increase. Costs related to consumer product revenues decreased to $3,152 during the quarter ended April 30, 2003 from $6,697 for the same period in fiscal 2002. The decrease is due to lower website maintenance and content costs. Television promotion and distribution costs of $113,491 in the current fiscal year are costs associated with promotional revenues and the cost of delivering and broadcasting the National Lampoon Network programs. National Lampoon Network began operations in August of this fiscal year and so there were no corresponding promotion and distribution costs in the prior fiscal year. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $60,000 during each of the quarters ended April 30, 2003 and 2002. The Burly Bear intangible asset recognized at $541,000 is being currently being amortized over a two year period. For the quarter ended April 30, 2003, $67,625 was amortized. Based upon a possible impairment, the amortization of the Burly Bear intangible assets may be accelerated in the following period.

     Selling, general and administrative costs increased to $1,079,697 during the quarter ended April 30, 2003 versus $426,583 during the same period last year. This increase of approximately $653,000 or 153% resulted primarily from increased personnel costs of $512,000, travel and entertainment of $41,000, and National Lampoon Networks marketing and promotion costs of $100,000. These increases were incurred since the Reorganization Transaction where the level of operations were increased significantly and the start up of operations of National Lampoon Networks, which includes opening offices in New York City. During the current fiscal year stock, warrants, and options were issued for services, resulting in the cost during the current quarter of $112,884. There was no corresponding cost in the prior fiscal years

     Interest income during the quarter ended April 30, 2003 decreased to $1,446 versus approximately $2,610 during the quarter ended April 30, 2002. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

     For the three months ended April 30, 2003, the Company had a net loss of $1,159,329, or $0.77 per share, versus net loss of $101,726, or $0.07 per share, for the three months ended April 30, 2002. This increase in net loss resulted primarily from (i) the decrease in revenues of approximately $99,000, (ii) the increase of SG& A costs of $653,000 due to increased personnel costs and increased operation (iii) stock, warrants and options issued for services, and (iv) amortization of intangible assets and promotion and distribution costs associated with the operations on National Lampoon Networks. During the quarter ended April 30, 2003 and 2002, the Company had no significant provision for income taxes due to the losses incurred.

The Nine Months Ended April 30, 2003 vs. the Nine Months Ended April 30, 2002

     For the nine months ended April 30, 2003 trademark revenues were $455,436 as compared to $796,516 for the nine months ended April 30, 2002. The decrease in trademark revenues of approximately 43% resulted primarily from decreases in revenues from the films “National Lampoon’s Animal House” of $67,000, the three “National Lampoon’s Vacation” films of $143,000 due to the release of the Vacation movies in DVD for the first time in the prior year, and the payment received for the film “Van Wilder” of $135,000 in the prior fiscal year. Consumer products revenues including sale of videos and website merchandise of $9,932 in the nine months ended April 30, 2003 represents a 56% decrease from consumer products revenues of $22,453 during the same period in the prior fiscal year. The decrease was due primarily to a decrease in sales of the “Mother Goose Video Treasury” video during the current fiscal year. Advertising and promotion revenues of $82,063 were generated by the National Lampoon Networks, which began operation in August of the current fiscal year. Therefore there are no comparable revenues in the prior year.

     Costs related to trademark revenue during the nine months ended April 30, 2003 increased to $75,743 from $64,593 for the same period ended April 30, 2002, representing an increase of 17%. This was primarily due to increased costs associated with generating television revenues. Costs related to consumer product revenues increased to $27,562 during fiscal 2003 from $21,233 for the same period in fiscal 2002. These costs include website development and maintenance, content creation and cost of video duplication. Increased costs of web site writing costs and merchandise accounted for the majority of the increase. Costs associated with the production, distribution, and broadcasting of National Lampoon Network programming was the main factor accounting for the television promotion and distribution costs in the current fiscal year of $469,731. National Lampoon Networks began operations in August of the current fiscal year, therefore there were no corresponding costs in the prior year. Amortization of intangible assets, the costs of the Company’s acquisition of the “National Lampoon” trademark, was $180,000 during each of the nine months ended April 30, 2003 and 2002, and the amortization of the Burly Bear trademark was $157,792 during the current fiscal year.

     Selling, general and administrative costs increased to $2,996,950 during the nine months ended April 30, 2003 versus $1,348,821 during the same period in the prior year. This increase of approximately $1,648,000 or 122% resulted primarily from increased personnel costs of approximately $1,263,000, increased marketing and promotion costs of approximately $142,000, rent and other costs associated with the significant increase of operations following the Reorganization Transaction, and the start up of National Lampoon Networks.

     Stock, warrants, and options issued for services in the current fiscal year totaled $819,366. No similar transaction occurred in the prior fiscal year. During the nine months ended April 30, 2002, the Company recorded a net benefit of $843,096 related to stock appreciation rights (“SARs”) granted to the Company’s chief executive officer. This benefit resulted from a decrease in the Company’s stock price during the nine months ended April 30, 2002 that decreased the amount payable by the Company to the chief executive officer upon the exercise of any of the outstanding SARs. During the prior fiscal year ended April 30 , 2002 the company recorded an expense of $140,894 associated with the conversion of the stock appreciation rights to stock options granted to the Company’s chief executive officer.

     Interest income during the nine months ended April 30, 2003 decreased to $5,594 versus $8,974 during the nine months ended April 30, 2002. This decrease resulted from a decrease in cash and cash equivalents held during the nine months ended April 30, 2003 versus the same period in the prior year. Other income of $32,214 in the current fiscal year resulted from the collection of monies from an insurance company due to the loss of equipment that was insured. The minority interest in income of consolidated subsidiary of $99,000 represents 15% of the loss of National Lampoon Networks reflecting the 15% ownership of National Lampoon Networks by a third party.

     For the nine months ended April 30, 2003, the Company had a net loss of $4,045,329, or $2.76 per share, versus a net loss of $86,102, or $.06 per share, for the nine months ended April 30, 2002. This increase in net loss resulted primarily from (i) an decrease in revenues of approximately $341,000 due to greater trademark revenues from the Company’s films, (ii) the increase in personnel and other SG&A costs associated with the increased operations since the Reorganization Transaction, (iii) costs associated with the operating of National Lampoon Networks in the current fiscal year, (iv) the issuing of approximately $819,000 in stock, warrants, and options for services in the current year, and (v) the net benefit in the prior year of $843,000 regarding stock appreciation. During the nine months ended April 30, 2003 and 2002, the Company had no significant provision for income taxes due to the losses incurred.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the year to date ended April 30, 2003 was trademark income and proceeds from Series B preferred stock issuance and notes payable to the NLAG.

     For the nine months ended January 31, 2003, the Company’s net cash flow used in its operating activities was approximately $2,488,000 versus $88,000 of net cash flow provided by operating activities during the nine months ended April 30, 2002. This decrease results primarily from and increase in personnel and other costs as part of the increase in activities since the NLAG Transaction. At April 30, 2003, the Company had cash and cash equivalents of $163,201 as compared to $1,024,207 at July 31, 2002.

     Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, or obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. Our existing capital resources are insufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of June 11, 2003 we had cash on hand of approximately $296,000, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $450,000 per month. Further, notes payable to certain law firms as part of the Reorganization Transaction, totaling approximately $442,000 at April 30, 2002 were due to be paid in full at May 17, 2003. The Board has directed that discussions begin with the various parties in order to establish a payment schedule with each note holder. There can be no assurance that any such arrangement can be worked out. We anticipate that any shortfall in cash needs will be covered by the additional exercise of the Series B Warrants held by the NLAG Group or other investments by NLAG. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2002 contain an explanatory paragraph as to our ability to continue as a “going concern”. This qualification may impact our ability to obtain future financing.

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

ITEM 4 . CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing date of this Quarterly l Report on Form 10-Q . Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

A former employee has been terminated by the Company, and is pursuing a severance in excess of $100,000. The Company believes it will prevail in this matter.

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

Date: June 14, 2003	J2 COMMUNICATIONS

	By:	/s/James Toll

James Toll Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Lampoon, Inc.. (the “Company”) on Form 10Q for the period ending April 30, 2003 (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, I, James Toll, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec .906 of the Sarbanes-Oxley Act of 2002, that:

     1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2.     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 16, 2003

By:	/s/ James Toll

James Toll Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Lampoon, Inc. (the “Company”) on Form 10Q for the period ending April 30, 2003 (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, I, James P. Jimirro, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec .906 of the Sarbanes-Oxley Act of 2002, that:

     1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2.     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 16, 2003

By:	/s/ James P. Jimirro

James P. Jimirro President Chief Executive Officer