Form 10-K
period 2003-07-31
NATIONAL LAMPOON INC
filed 2003-11-13
CIK 798078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003
                           COMMISSION FILE NO. 0-15284

                             NATIONAL LAMPOON, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              95-4053296
 (State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                     Identification No.)


                        10850 Wilshire Blvd., Suite 1000
                          Los Angeles, California 90024
                     (Address of principal executive office)

                  Registrants telephone number: (310) 474-5252

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

YES X    NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO

As of November 6, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing sales price as reported by the OTC Bulletin Board) was $3,948,800 assuming all officers and directors are deemed affiliates for this purpose).

As of November 6, 2003 the Registrant had 1,533,418 shares of its common stock, par value $.0001, outstanding.

Documents Incorporated by Reference: None


PART I.
    ITEM 1. DESCRIPTION OF BUSINESS ............................................... 3
    ITEM 2. PROPERTIES ............................................................ 8
    ITEM 3. LEGAL PROCEEDINGS ..................................................... 8
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................... 9
PART II.
    ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .. 9
    ITEM 6. SELECTED FINANCIAL DATA .............................................. 11
    ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
            RESULTS OF OPERATIONS ................................................ 11
    ITEM 8. FINANCIAL STATEMENTS ................................................. 15
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE ................................................. 15
    ITEM 9A.CONTROLS AND PROCEDURES
PART III.
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................. 15
    ITEM 11. EXECUTIVE COMPENSATION .............................................. 18
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...... 20
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS ................ 22
    ITEM 14. PRINCIPAL ACCOUTNANT FEES AND SERVICES .............................. 22
PART IV.
    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. .... 22

FORWARD-LOOKING STATEMENTS

The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs anticipates, believes, estimates, expects, intends, plans, projects, understands and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, our ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets, and to attract and retain qualified personnel.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

National Lampoon (the Company, we, us or Registrant) was founded in 1986 by its Chairman of the Board and President, James P. Jimirro, the first President of both The Disney Channel and Walt Disney Home Video under the name J2 Communications. We were primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. In late 1990, we acquired National Lampoon, Inc. ("NLI"). NLI was incorporated in 1967 and was primarily engaged in publishing the National Lampoon Magazine and related activities including the development and production of motion pictures. Subsequent to our acquisition of NLI, it de-emphasized the videocassette and publishing segments of its business and has primarily focused its activities on exploitation of the NATIONAL LAMPOON trademark including the October 1999 launch of its website, nationallampoon.com.

On May 17, 2002, we completed a series of transactions previously reported in our Form 8-K filed on April 29, 2002 (collectively, the "Reorganization Transactions"), involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham ("NLAG" or the "NLAG Group"). Concurrently with the consummation of the Reorganization Transactions, the Board of Directors was reorganized. Messrs. Laikin, Skjodt, Durham and Joshua A. Finkenberg were added to the Board and Mr. Laikin became Chief Operating Officer. We are currently exploring a number of new ventures, with a view toward increasing both our operations and the visibility of the NATIONAL LAMPOON brand.

Since the consummation of the Reorganization Transactions, we have initiated a number of new business activities, including our August 2002 acquisition of substantially all the assets of Burly Bear, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided de minimis operating revenue and we have been relying on capital received from the NLAG Group in connection with the Series B Units purchased in connections with the Reorganization Transactions and in subsequent purchases pursuant to the Purchase Agreement to fund operations, as well as loans made by the NLAG Group. Since the consummation of the Reorganization Transactions, in which we received $2,085,718, subsequent purchases of Series B Units have provided us with $2,615,000 through March 31, 2003, their expiration. In addition the Company has received loans totaling $2,492,840 through November 6, 2003. Unless our revenues from new business activities significantly increase in the near term, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of November 6, 2003 we had cash on hand of $84,948, an amount which reflects an infusion of $175,000 loaned by the NLAG Group immediately prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by additional equity and the exercise of warrants held by the NLAG Group and other investors. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a going concern. This explanatory paragraph may impact our ability to obtain future financing. See "Business- Certain Considerations and Managements Discussion and Final Analysis Liquidity and Capital Resources."

We are negotiating a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which are anticipated to close by the end of November 2003 (the "November Anticipated Financing Transaction"). Pursuant to the terms of the November Anticipated Financing Transaction, Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, will invest approximately $8,000,000 (which includes approximately $2.5 million already loaned to us) in a new series of convertible preferred stock. The November Anticipated Financing Transaction is subject to numerous closing conditions and no assurance can be given that the November Anticipated Financing Transaction will be consummated.

BUSINESS

The following discussion of our business activities should be read in conjunction with Note I Segment Information contained in our consolidated financial statements and related notes which summarizes the amounts of revenue, operating profit or loss and identifiable assets attributable to each of our operating segments.

Since the completion of the Reorganization Transactions, we have sought to initiate new business activities on several related fronts. Although there are no assurances that any of the following ventures can be completed, or the business activities described below can be profitably implemented, we are hopeful that certain of these activities will commence operation during the fiscal year which will end July 31, 2004. The consummation of any of these activities is subject to adequate financing being available for us.

MOTION PICTURE AND FEATURE FILM LICENSING. In recent years, we have derived the bulk of our revenue from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by us and NLI. We generally licensed our National Lampoon trademark for use in the titles of the films. We generally received a fee at the time of production of the motion picture plus contingent compensation that is dependent on the motion picture's financial performance for producing services and providing the National Lampoon trademark.

To date, we have not financed the production or distribution of any National Lampoon motion pictures. Instead, we have relied upon third parties, primarily major motion picture studios, to provide a picture's financing and distribution.

We are in discussions with several studios and other film financing entities regarding the development of new National Lampoon feature film projects.

As of July 31, 2003, we and/or NLI have been involved in the production of seventeen motion pictures, as follows:

                                                     Year of                Financier/
                   Title                             Release                Distributor
================================================    ==========   =================================
National Lampoons Animal House                         1979               Universal Studios
National Lampoon Goes to the Movies                    1981               United Artists
National Lampoons Class Reunion                        1982               ABC/Disney
National Lampoons Vacation                             1983               Warner Bros.
National Lampoons European Vacation                    1985               Warner Bros.
National Lampoons Class of  86                         1986               Paramount
National Lampoons Christmas Vacation                   1989               Warner Bros.
National Lampoons Loaded Weapon I                      1993               New Line
National Lampoons Last Resort                          1994               Trimark
National Lampoons Attack of the 52 Women               1994               Showtime
National Lampoons Senior Trip                          1995               New Line
National Lampoons Favorite Deadly Sins                 1995               Showtime
National Lampoons Dads Week Off                        1997               Paramount
National Lampoons The Dons Analyst                     1997               Paramount
National Lampoons Men in White                         1998               Fox
National Lampoons Golf Punks                           1998               Fox
National Lampoons Van Wilder                           2001               Artisan

Since the Reorganization Transactions, we have increased our emphasis on developing product across all media and, in particular, are devoting management resources to the development of television and film projects. NATIONAL LAMPOON'S COUSIN EDDIE'S CHRISTMAS VACATION has completed shooting and is now in the editing process. We received a license fee relative to this production of $175,000. It will be shown on NBC, and currently scheduled for airing on December 20, 2003. The TBS movie, National LAMPOON'S THANKSGIVING REUNION, has been completed, the airing of which is currently being scheduled. In addition to our license fee of $125,000, we were able to negotiate an advance against royalties on the sale of DVDs and videos.

With respect to low budget feature activities, we have a direct to video production agreement with Image Entertainment where we have licensed our name for four direct to video productions. These DVDs will be on the market for the upcoming holiday season. We are also a party to a direct to video deal with Ventura Distribution, which calls for 4 ninety-minute comedy movies with budgets of approximately $250,000. Lastly, we have a direct to video project with Street Alien which is now in pre-production.

Universal Pictures released the 25th Anniversary Edition of ANIMAL HOUSE on August 26th, 2003. As a marketing strategy, Universal staged a re-enactment of the ANIMAL HOUSE parade, which was a big success and was covered by multiple media sources. We covered the parade and are now completing an NL Animal House Special of our own for the network. The DVD has sold over 2 million units and is currently the #2 selling DVD behind LORD OF THE RINGS: THE TWIN TOWERS. We will participate in the revenue from the DVD on a net profits basis. While the revenue is not expected to be material, we believe that the success of this product, as well as the 20th Anniversary Edition of the NATIONAL LAMPOON VACATION DVD which has recently been released by Warner Brothers and is also now in retail stores, shows the continued vitality of the NATIONAL LAMPOON brand.

AMC (American Movie Classics) has approved production of a pilot of NL PITCH, a show dealing with movie "pitches". We will receive 10% of the budget as our fee, which should be approximately $20,000. If the pilot is well received, it could lead to an initial 12-episode order. Production on the pilot should begin in the next two weeks.

TELEVISION DEVELOPMENT; ACQUISITION OF THE BURLY BEAR NETWORK.

Burly Bear had been engaged in the business of producing and distributing entertainment through a network of affiliated colleges and other educational television stations. Through the 2001-2002 academic year it experienced significant financing problems as well as generating an operating loss of over $20 million. We procured the assets of the Burly Bear on a liquidation basis with a view towards keeping as much of the network intact as possible, and reusing previous produced programming until such time as revenue can be generated to produce original content on a more economic basis. We have retained Errol Gerson, pursuant to the terms of a one year oral consulting agreement which will expire in August 2004, to manage the operations of the network. Through this agreement, Mr. Gerson is serving as COO of National Lampoon Networks, the operating subsidiary. Mr. Gerson is compensated by both us and National Lampoon Networks, at the rate of $5,000 and $7,500 per month, respectively. Four advertising sales employees, working on a commission basis, have been retained to provide sales support. Sales will be largely dependent on our ability to retain as much as possible of the network, and the ratings which may be generated when, and if, we initiate ratings tests.

We continue to expand the affiliate network and have added 9 new affiliate (schools) over the past 60 days representing 101,000 new students. National Lampoon Network is available to 4,699,272 students at 603 universities.

TOTAL UNIVERSITIES REACHED VIA BOTH CABLE AND CAMPUS CABLE: 603

          -Campus Cable reaches 219 of 603 universities

          -Cable reaches 384 of 603 universities*

         *44 schools are reached by both campus cable and cable

TOTAL STUDENTS POTENTIALLY REACHED VIA BOTH CABLE AND CAMPUS CABLE: 4,699,272

         -Students Reached by Campus Cable: 2,219,724

         -Students Reached by Cable: 2,479,548*

         *480,928 students are both reached by campus cable and cable


-------------------------- -------------------------- --------------------------
NLN DISTRIBUTION           SCHOOLS                    ENROLLMENT
-------------------------- -------------------------- --------------------------
CAMPUS CABLE               219                        2,219,724
-------------------------- -------------------------- --------------------------
CABLE                      384                        2,479,548
-------------------------- -------------------------- --------------------------
TOTAL                      603                        4,699,272
-------------------------- -------------------------- --------------------------

-------------------------- -------------------------- --------------------------
CAMPUSES                   SCHOOLS                    ENROLLMENT
-------------------------- -------------------------- --------------------------

-------------------------- -------------------------- --------------------------
Large (>10K)               163                        3,309,363
-------------------------- -------------------------- --------------------------
Medium (5 -10K)            107                        782,029
-------------------------- -------------------------- --------------------------
Small (<5K)                333                        607,880
-------------------------- -------------------------- --------------------------

Our National Lampoon Networks' website has been revamped and now includes the ability to store the last 3 episodes from each of our shows. Additionally each show has its own page of information on the hosts or talent and everything you might want to know about the show. We are also in the process of creating a web contest to motivate viewers to actively watch our programming each week in order to get pieces of information to help solve a puzzle and win a prize.

We have negotiated a deal with Broadway Video to provide post-production services and distribution of our programming for the upcoming year. This new deal will represent a savings of over $144,000 per year.

In the fiscal year ended July 31, 2003, we only produced new episodes for THE GLEIB SHOW, GAMERS, AV SQUAD and the MASTER DEBATERS series. We have deferred the production of other programs or series until advertising revenue increases or we raise additional equity. We have closed various advertising transactions for the network, including deals with Liz Claiborne to run advertising throughout the fall season for $35,000, Sony Entertainment for advertising of a new movie coming out called GATIKA and with Red Bull for $50,000.

In the event that we are not able to operate the network on a more economic basis than its prior ownership, we will scale back its operations. If that does occur, we believe that we may have other uses for the programs that were acquired in the acquisition.

We are exploring a number of television production opportunities, primarily in the reality television genre. We are currently actively developing a reality show based on fraternity life tentatively called THE HOUSE. We have also been involved in the production of television programs and currently have several television projects in development. Other shows may be derived from the programming acquired from Burly Bear. It is anticipated that National Lampoon Networks will be an integral part of our future television activities.

Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company
(GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI's cash receipts from each television program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). As of July 31, 2003, the full $500,000 has been recognized as an expense, with approximately $396,000 remaining on the books as a liability.

     GAMING. On August 21, 2002 we formed National Lampoon Games, Inc. ("NL Games") to handle all our gaming activities. NL Games is currently in negotiations with Multi Media Games (Nasdaq: MGAM, a publicly held company which designs and develops Class II Bingo and Class III video games), to develop and manufacture up to 3 casino type slot machine games. MGAM is one of the leading development and manufacturing companies in its industry. It is currently anticipated that these games will be located in Class II type casinos (public casinos, such as Indian gaming casinos). MGAM will also have the right to place the games in Class III casinos (i.e., private gaming casinos) under certain circumstances. Our gaming activities are being supervised by Daniel Sarnoff, COO of NL Games. Mr. Sarnoff is also assisting with sales of the National Lampoon Networks' programing. No assurances can be given that we will be successful in completing an agreement with MGAM.

     PUBLISHING. We have entered into a consulting arrangement with Douglas Bennett pursuant to which Mr. Bennett is seeking to re-establish our publishing operations. We have entered into an agreement with Rugged Land LLC to publish 6 National Lampoon books. Rugged Land released our first National Lampoon book -- 1964 HIGH SCHOOL REUNION YEAR BOOK --in late August 2003. NATIONAL LAMPOON'S BOOK OF LOVE manuscript has been completed and is on schedule for a release in February 2004.

     INTERNET. In October 1999, we launched nationallampoon.com (the "Site"), a website featuring a wide array of original comedy content as well as classic articles from National Lampoon Magazine. Some of the Sites features have included:

News on the March - articles, parody and satir based on the news of the day.

Word of the Week - animated adventures which parody the importance of a first-rate vocabulary. A dictionary in the National Lampoon style.

NewsFlash - authentic and topical newswire photos come to life in twisted stories.

Online Confessional - an interactive video featuring real people confessing their most bizarre sins; with website viewers voting to absolve or condemn the confessor.

Cybercops - an animation/live action video hybrid which explores the lives of two policemen on the prowl for Internet bad guys.

Although as of the date hereof, our Internet operations have not yet generated significant revenue, we anticipate that our Internet operations will be the incubator for the development of stories, characters and animation that will be spun off into other media. In the future, we may earn revenue from the Site and other Internet activities from either banner and sponsorship advertising, E-Commerce and the syndication of content originally developed and exploited on the Site.

OTHER ACTIVITIES

We have been and continue to be involved in various other activities to exploit the National Lampoon trademark including previously publsihed books, audio entertainment, and other merchandise as well as the distribution of videocassette programming. In addition, we, and previously NLI, published National Lampoon Magazine from March 1970 until October 1998 when the magazine was discontinued. Although in recent years, these activities have not generated significant amounts of revenue, we believe that such activities reinforce the National Lampoon trademark and provide cross-promotional opportunities for our motion picture, television and Internet operations. It is also anticipated that these activities might be enhanced by the new creative content created by our Internet operations.

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

EMPLOYEES

As of November 6, 2003, we employed 24 full-time employees. We consider our employee relations to be satisfactory at the present time. Since the consummation of the Reorganization Transactions, we have also employed a number of consultants as we have increased our business activities. See "Part III- Item 10- Directors And Executive Officers Of The Registrant" for a description of certain of these arrangements.

CERTAIN CONSIDERATIONS

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS BECAUSE SUCH FACTORS MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL POSITION.

ADEQUACY OF CAPITAL RESOURCES

Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, establishing bank lines and obtaining additional equity from third party sources. While we are in the final stages of negotiating the November Anticipated Financing Transaction, there is no assurance that such financing arrangement will be consummatead. We are not certain if our existing capital resources are sufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of November 6, 2003 we had cash on hand of $84,948, an amount which reflects an infusion of $175,000 loaned by the NLAG Group just prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by the November Anticipated Financing Transaction and continued investment by the NLAG Group. If the NLAG Group declines to make additional investments, or should we be unable to secure additional financing including consumating the November Anticipated Financing

Transaction, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a going concern. This qualification may impact our ability to obtain future financing.

SPECULATIVE NATURE OF ACTIVITIES

Historically, substantially all of our revenues were derived from the licensing of the name National Lampoon in connection with production and distribution of feature films, television series and made-for-television movies. The entertainment industry in general, and the development, production and distribution of feature films and television programs, in particular, is highly speculative and involves a substantial degree of risk. Since each project is an individual artistic work and its commercial success is primarily determined by audience reaction, which is volatile and unpredictable, there can be no assurance that any entertainment property will make money. Even if a production is a critical or artistic success, there is no assurance that it will be profitable. In particular, to the extent that our product caters to the tastes of television audiences in the United States, our results may be affected by the inability to attract audiences in our newly addressed markets, especially Europe. If we are unable to attract productions which compete effectively in the global marketplace, our financial condition and results of operations could be materially adversely affected

COMPETITION: GENERAL ECONOMIC CONDITIONS

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

PRODUCTION ACTIVITIES

To the extent that we produce new programming for the National Lampoon Networks, we will be required to be cognizant of the risk of production activities and the related costs. To the extent that we seek to recoup some of those costs from the exploitation of product outside the network, there can be no assurance that we can produce enough episodes so that we can syndicate the series in the United States. Typically, there needs to be at least 65 episodes of a series produced in order to strip or syndicate the series in the daily re-run market. Networks can generally cancel a series at stated intervals and, accordingly, do not commit in advance to exhibit a series for more than a limited period. If a series is cancelled before the minimum number of shows necessary to syndicate or strip have been produced, there is the risk that the production costs of the project will not be fully recovered. Similar risks apply for a series produced for a non-network medium.

VARIANCE IN REVENUE

Our revenues and results of operations are significantly dependent upon the timing and success of implementing the business activities described above, and the timing and receipt of revenue from licensing and production activities, which cannot be predicted with certainty. Revenues for any particular program may not be recognized until the program is produced and available for delivery to the licensee. Production delays may impact the timing of when revenues may be recognized under generally accepted accounting principles. We may experience significant quarterly variations in our operations, and results in any particular quarter may not be indicative of results in subsequent periods. Such variations may lead to significant volatility of our share price.

INTERNET ACTIVITIES

Since the Internet and other wide area networks are new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial enterprise. Growth in our Internet revenues will be dependent on the Internet's continued growth and integration into daily commerce, among other factors. However, the demand for Internet advertising in general has declined, we have not achieved any significant advertising revenue, there are currently no reliable standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

STOCK PRICE VOLATILITY

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

     o    our developing business;

     o    a continued negative cash flow;

     o    relatively low price per share;

     o    relatively low public float;

     o    variations in quarterly operating results;

     o    general trends in the television industry;

     o    the number of holders of our common stock; and

     o the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

Sale of substantial amounts of our common stock, the issuance of substantial amounts of warrants and options granting the right to receive shares of our common stock or the prospect of such sales or issuances, respectively, could materially adversely affect the market price of our common stock. We have the equivalent of approximately 7.7 million shares of common stock outstanding, consisting of approximately 1.5 million shares of common stock, approximately
3.7 million shares issueable upon conversion of outstanding shares of Series B Preferred and approximately 2.5 million shares of common stock issuable upon exercise of outstanding warrants and options (exclusive of options which would be issued upon issuance of the Series B Preferred). Of these shares, approximately 1,680,000 shares are restricted shares under the Securities Act of 1933, as Amended (the "Act"). We have filed a registration statement on Form S-8 under the Act to register the sale of approximately 2,500,000 shares of our common stock reserved for issuance under our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan. Shares of our common stock issued upon exercise of options are available for sale in the public market, subject in some cases to volume and other limitations.

DEPENDENCE ON NATIONAL LAMPOON TRADEMARK AND RELATED PROPERTIES

Our revenues are primarily derived from exploitation of the National Lampoon trademark. Any erosion of brand recognition of that trademark and its related properties or our failure to adequately protect our intellectual property could have a materially adverse effect on our business, results of operations and financial position. Our business also depends upon the protection of the intellectual property rights that we have to our entertainment properties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and Europe.

In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of some one elses intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert managements attention and materially adversely affect our financial condition and results of operations

DEPENDENCE ON KEY PERSONNEL

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

ITEM 2.  PROPERTIES

We lease approximately 3,912 square feet of office space in Los Angeles, California under a lease expiring in September 2005. The rent under the lease is $163,000 per year. Management considers our office space generally suitable and adequate for its current needs.

We also lease space in New York city for National Lampoon Networks' New York employees. The lease was entered into as of January 17, 2003, commenced on August 1, 2003 and continues through January 31, 2004. The rent under the lease is $4,500 per month. If we remain in the space after the term of the lease, the cost shall increase to $2,000 per week unless the parties are in negotiations to extent the lease, although the landlord is under not obligation to enter into such negotiations.

ITEM 3.  LEGAL PROCEEDINGS

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray is claiming that he was unjustly terminated and is owed severance. Mr. Murray is alleging 3 causes of action: (i) breach of his employment agreement; (ii) wrongful termination of employment and breach of implied contract; and (iii) retaliatory termination of employment. On September 24, 2003, we filed an answer to the lawsuit. There is an initial status conference scheduled for December 12, 2003. To date, both parties have initiated discovery, although no depositions have yet been taken.

We believe the complaint to be totally without merit and intend to vigorously contest the matter. At this time, the outcome of the matter cannot be determined with any certainty. We have included $150,000 in accrued expenses in the accompanying financial statements in estimation of likely future costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until March 24, 2002, our common stock traded on the Nasdaq Small Cap Market under the symbol JTWO. From March 25, 2002, until October 25, 2002, our common stock traded on the Over The Counter Bulletin Board under the symbol JTWO.OB. On October 25, 2002, our common stock symbol changed to NLPN.OB, and continues to trade under that symbol. The following table sets forth the high and low closing sales prices per share of our common stock for the periods indicated.


FISCAL YEAR 2002                          HIGH                      LOW

============================    ======================    ======================

First Quarter                           13  47/50                  7 1/5
Second Quarter                          10 1/2                      3 3/20
Third Quarter                             9 2/5                     41/2
Fourth Quarter                             71/4                    5.00


FISCAL YEAR 2003                          HIGH                      LOW

============================    ======================    ======================

First Quarter                            7.25                      3.50
Second Quarter                           7.40                      3.00
Third Quarter                            6.00                      3.00
Fourth Quarter                           5.05                      3.00


As of November 6, 2003, we had approximately 162 stockholders of record.

DIVIDEND POLICY

     We have not paid any dividends on our outstanding common stock since our inception and do not anticipate doing so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES.

     1. As part of the Reorganization Transactions, our Certifcate of Incorporation were amended on May 17, 2002 to designate 68,406 of the previously authorized 2,000,000 shares of preferred stock as Series B Convertible Preferred Stock ("Series B Preferred"), with each share of Series B Preferred being convertible into 28.169 shares of common stock. The shares of Series B Preferred vote on a converted basis as a class with the shares of cCommon Sstock. Pursuant to the Purchase Agreement, we agreed to sell to designees of NLAG up to 68,406 units (the Series B Units), with each unit consisting of one share of Series B Preferred and a warrant to purchase 28.169 shares of Ccommon Sstock. At the initial closing we issued 35,244 Series B Units to five members of the NLAG Group for an aggregate purchase price of $3,524,400. See "Item 1-Business and Recent Developments". Since that time, and through March 31, 2003 we have issued an additional 28,363 Series B Units in connection with the purchases by designees of NLAG under the Purchase Agreement.

     2. On July 15, 2003, we have issued to Batchelder Partners Inc. 12,765 shares of common stock to satisfy the balance of our obligation to it pursuant to various investment banking agreements. The shares are subject to various demand registration rights.

     3. Since the consummation of the Reorganization Transactions we have issued warrants to the following consultants: a. We are party to a consulting agreement, approved by our Board of Directors on August 7, 2002, with Zelnick Media Group (ZM), headed by Stauss Zelnick, the former head of 20th Century Fox and Bertlesman, the European media conglomerates. Mr. Zelnick and his affiliates are providing marketing, development, production and branding assistance to us. In particular, Scott Ziegler, a partner of ZM, is assisting directly in certain television activities. ZM is being compensated solely by the issuance to it of 300,000 warrants (the ZM Warrants) which have been issued directly to ZM and an affiliate. Two of the ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the shares of our Common Stock at an exercise price of $6.50 per share the other two ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the ZM Warrant Shares at an exercise price of $10.00 per share. The number and exercise price of the ZM Warrants are subject to adjustments customarily contained in warrants of a similar nature. One-third of the ZM Warrant Shares become exercisable upon issuance of the ZM Warrants and the remainder of the ZM Warrants will first become exercisable in monthly installments during the 13th through 36th months following the issuance of the ZM Warrants, provided that no ZM Warrant Shares become exercisable after the termination of the consulting agreement

     b. Effective as of August 22, 2002, we entered into a one year consulting agreement with SBI USA, an affiliate of Softbank (SBI), pursuant to which SBI was to introduce us to market makers, institutional investors, and other broker/dealers for the purpose of increasing our visibility in the capital markets. The sole compensation paid to SBI was a warrant to purchase 50,000 shares of our common stock at an exercise price of $7.00 per share. The warrant expired in June of 2003.

     4. We have issued stock options under our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan to our employees and members of our Corporate Advisory Board and Creative Advisory Board. See "Part III-Item 10. Directors and Executive Officers of the Registrant Advisory Boards".

     5. Effective as of August 17, 2002, we issued to Douglas Bennett, an advisor of the Company and now an Executive Vice President, the right to acquire 213 shares of Series B Preferred and a warrant to purchase up to 6,000 shares of our common stock, which warrant is exercisable for a period of five years at an exercise price of $3.55 per share of common stock during the first two years of the term thereof and at a price of $5.00 per share of common stock during the last three years of such term. In connection with such grant, NLAG delivered to us a written waiver of its right to purchase 213 Series B Units purchasable by NLAG pursuant to the Purchase Agreement, thereby making available for issuance 213 shares of authorized but unissued shares of Series B Preferred that had been reserved for possible future issuance to NLAG upon the exercise of its option to purchase Series B Units under the Purchase Agreement.

EQUITY COMPENSATION PLAN INFORMATION

Plan category                         Number of            Weighted-average     Number of securities
                                      Securities           exercise price of    remaining available
                                      To be issued         outstanding          for future issuance
                                      Upon exercise of     options              under equity
                                      outstanding          warrants and         compensation plans
                                      options              rights               (excluding
                                      warrants and                              securities reflected
                                      rights                                    in column (a))
=================================     =================    ==================   =====================
Equity Compensation                   5,304,323(1)         4.37                 59,834(2)
plans approved by
security holders
=================================     =================    ==================   =====================
Equity compensation
plans not approved
by security holders
=================================     =================    ==================   =====================
Total:                                5,304,323(1)         4.37                 59,834(2)
=================================     =================    ==================   =====================

1) Includes 63,607 Series B Preferred units authorized. The units include one share of Series B Preferred and one warrant. Both the Series B Preferred and the warrant can be converted into 28.169 shares of common stock.

2) The Amended and Restated 1999 Stock Option Plan reserved and made available for issuance 1,500,000 shares of our common stock, 1,440,166 options have been granted as of November 6, 2003.


ITEM 6.  SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data for the Company for each of the last five fiscal years. This financial data should be read in conjunction with our consolidated financial statements and related footnotes contained herein for the fiscal year ended July 31, 2003 and for the other periods presented.

                             SELECTED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          For the fiscal years ended July 31,
                                        ========================================================================
                                            2003            2002          2001         2000            1999
                                        =============   ============    =========  =============   =============
Revenues                                    $  1,007        $   943      $   306        $ 1,480     $   1,246
Operating income/(loss)                     $ (6,061)       $(1,800)     $(3,130)       $   854     $  (1,765)
Net income/(loss)                           $ (5,925)       $(1,613)     $(3,076        $   826     $ (1,299)
Net income/(loss) per share basic           $  (4.02)       $ (1.17)     $ (2.26)       $  0.64     $   (1.07)
Net income/(loss) per share diluted         $  (4.02)       $ (1.17)     $ (2.26        $  0.62     $   (1.07)
Total assets                                $  2,705        $ 3,745      $ 3,302        $ 5,119     $   5,350)
Long term obligations                       $      0        $     0      $     0        $     0     $   1,717)

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

GENERAL

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses National Lampoon's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies included adoption of SFAS No. 142, "Goodwill and Other Intangibles", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Adoption of these pronouncements resulted in the initial recognition of the Burly Bear intangible asset and the subsequent write off of the intangible assets as a result of impairment. For additional discussion see Footnote A to the financial statements.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition. The Company's trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes and DVDs, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured. Revenues from advertising and promotion are recognized when earned under the terms of the associated agreement or when the advertisment has been broadcast and the collection of such revenues are reasonably assured.

Production Costs. As provided by SOP 00-2, production costs are not capitalized unless there are advertising agreements in place from which the production will generate revenues. As a result, since there were no advertising agreements in place for particular programs, the production costs incurred by National Lampoon Networks during fiscal 2003 were expensed and not capitalized.

On May 17, 2002, we completed the Reorganization Transactions, involving a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham and also including National Lampoon Acquisition Group LLC, a California limited liability company; Samerian, LLP, an Indiana limited liability partnership; Diamond Investments, LLC, an Indiana limited liability company; DW Leasing Company, LLC, an Indiana limited liability company; Christopher R. Williams; Helen C. Williams; Judy B. Laikin; and DC Investments, LLC, an Indiana limited liability company ("DCI") ((collectively, the "NLAG Group"), and James P. Jimirro, our Chairman of the Board, President and Chief Executive Officer. Certain of the Reorganization Transactions were undertaken pursuant to a Preferred Stock and Warrant Purchase Agreement, dated April 25, 2002, as amended by the First Amendment to Preferred Stock and Warrant Purchase Agreement, dated May 17, 2002.

Future results will also be affected by our September 2002 acquisition of all of the assets of Burly Bear, Inc., a Delaware corporation ("Burly Bear"). Burly Bear, organized by a group including the executive producer of Saturday Night Live, was in the business of producing and distributing entertainment through a network of affiliated college television outlets. The Asset Purchase Agreement relative to the Burly Bear acquisition provided that Burly Bear received as consideration for the purchase of the assets the following: $200,000 in cash, less certain transaction expenses; shares of our common stock having an aggregate value of $400,000 (resulting in the issuance of 73,801 shares of common stock); and 150 shares of NLNI common stock, representing fifteen percent of NLNIs issued and outstanding shares of sommon stock. The cash consideration paid in the acquisition was received by the Company on August 29, 2002, from two existing shareholders upon their exercise of an option to acquire 2,000 units, with each unit consisting of one share of our Series B Convertible Preferred Stock and one warrant to purchase 28.169 shares of our common stock, for a purchase price of $100 per unit.

Burly Bear incurred substantial losses since the inception of the company in 1994, and had an accumulated deficit of $24,657,746 as of May 31, 2002. We are currently exploring a number of new ventures in gaming, publishing, video production and distribution, other television, and feature films with a view toward increasing both our operations and the visibility of the NATIONAL LAMPOON brand.

RESULTS OF OPERATIONS

THE YEAR ENDED JULY 31, 2003 VS. THE YEAR ENDED JULY 31, 2002

For the year ended July 31, 2003, total revenues increased by approximately 7% to $1,007,884 from $943,487 for the year ended July 31, 2002. This increase resulted from advertising and promotional revenues from National Lampoon Networks which were $92,063 in fiscal 2003 versus $0 for the prior year due to the fact that National Lampoon Networks began operations during fiscal 2003. Trademark revenues in fiscal 2003 of $904,244 represented a 1% decrease from 2002 trademark revenues of $913,491. Royalties received from Animal House and the three National Lampoon's Vacation features totalled approximately $350,000 in fiscal 2003 compared with $559,000 in fiscal 2002. Royalties from made for television productions totaled $496,000 in fiscal 2003, with $225,000 attributable to "Cousin Eddie's Christmas Vacation" and $125,000 attributable to TBS for a show tentatively entitled "National Lampoon's Thanksgiving Reunion". Television royalties in fiscal 2002 totaled approximately $202,000, all of which relate to previously released television product like "Men in White" and "Golf Punks". Consumer product revenue of $11,577 in fiscal 2003, which consisted mostly of sales of videocassettes and of product sold via the internet decreased 61% from the prior year's revenues of $29,996 due mostly to reduced video revenues.

Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on our trademark revenues, increased by approximately 224% to $285,174 for the year ended July 31, 2003 versus $88,156 during the same period last year. The increase in costs resulted primarily from royalties accrued to Guber Peters for the broadcast of the Company's "Funny Money" television series and other television revenues. Royalties accrued to Guber Peters totaled approximately $194,000 during fiscal 2003. In addition, approximately $18,000 was accrued to Harvard Lampoon, and William Morris earned $19,000 from National Lampoon Vacation revenues earned by the Company in fiscal 2003. Costs related to consumer products revenues were $23,374 for the year ended July 31, 2002 versus $33,432 for fiscal 2002, which represents a decline of 30%. Internet costs make up the majority of the costs related to consumer product revenues, and are direct expenses we incurred to develop, maintain, and promote our website excluding salaries and other general and administrative expenses incurred in connection with our Internet operations. Cost declines were related to the decline in Internet revenues in fiscal 2003 versus fiscal 2002.

Production costs totaling $872,868 were costs primarily associated with the production of programming for National Lampoon Networks. National Lampoon Networks began operations in September 2002 with the Company's acquisition of the assets of Burly Bear. The Burly Bear assets included the tangible assets of some edit and office equipment and Burly Bear television programs. Among the assets acquired from Burly Bear was the distribution network comprised of 400 affilated campuses that aired Burly Bear programming. The Company renamed the Burly Bear Network the National Lampoon Networks and began producing programs to air on the existing National Lampoon Networks, which over the following 10 months was expanded to 603 affiliated campuses. National Lampoon Networks expended approximately $729,000 in production costs during fiscal 2003, but was unable to secure significant advertising commitments for its programming. In accordance with SOP 00-2, as the Company cannot yet establish estimates of secondary market revenues, and there are no unearned future contracted revenue amounts, therefore, the Company has expensed the production costs incurred during the fiscal year.

Amortization of intangible assets, included the costs of our acquisition of the National Lampoon trademark and the Burly Bear trademark. Amortization of the National Lampoon trademark was $240,000 during each of the years ended July 31, 2003 and 2002. The Burly Bear trademark was fully amortized by the end of fiscal 2003 based upon SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because the Company recognized the impairment of the value of the Burly Bear trademark when virtually all aspects of the Networks operated more successfully utilizing the National Lampoon name rather than the Burly Bear name. Amortization of the Burly Bear intangible asset totalled $541,000 during fiscal 2003, and was zero in fiscal 2002 because as stated above, the Burly Bear acquisition was consumated during fiscal 2003.

Selling, general and administrative expenses for the fiscal year ended July 31, 2003 increased to approximately $4,159,000 versus $2,538,000 for the fiscal year ended July 31, 2002. This increase of $1,621,000 or 64% resulted primarily from increases in personnel costs of approximately $528,000 to $2,455,000 from $1,927,000, increases in marketing and advertising costs from nearly zero in fiscal 2002 to $166,000 in fiscal 2003, travel and entertainment increased to $148,000 from $17,000 or by $131,000. In addition, legal and public company related costs increased to approximately $539,000 from $201,000, representing an increase of $338,000. Increased personnel and general activities including the addition of National Lampoon Networks, its separate offices and related overhead costs resulted in increased SG&A costs in most areas including, telephone costs apprximately $16,000 in fiscal 2002 increased to $54,000 in fiscal 2003 repsenting an increase of $38,000, shipping and postage costs were $45,000 in 2003 versus $3,000 in fiscal 2002 increasing by $42,000, insurance by $50,000, increasing from $84,000 in fiscal 2002 to $135,000 in fiscal 2003, accounting costs increased by $64,000 increaseing from approximately $79,000 in fiscal 2002 to $141,000 in fiscal 2003, rent to $182,000 in fiscal 2003 from approximatley $133,000 in fiscal 2002 or by $50,000, and office expenses increased by $47,000 to $51,000 in fiscal 2003 from approximately $4,000 in fiscal 2002 .

During the year ended July 31, 2002, we recorded a benefit to stock appreciation rights ("SARs") of $843,096. This credit resulted from a conversion of all SARs granted to the Chief Executive Officer to common stock options. This conversion eliminated the liability or the amount payable by us to the Chief Executive Officer upon exercising the outstanding SARs. The conversion of the SARs to common stock options resulted in an expense of $140,894 for the fiscal year ended July 31, 2002. This cost reflects the difference between the exercise price of the SARs when converted to a stock option and the market price of the stock on the date of conversion. Other income of $175,484 in fiscal 2002 represents the elimination of liability associated with deferred salaries owed to the Chief Executive Officer as part of the Preferred Stock and Warrant Purchase Agreement.

Interest income during the year ended July 31, 2002 decreased to $7,040 versus $12,849 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2003 versus the year ended July 31, 2002. The Company recorded a benefit of approximately $175,000 as part of the Reorganization Transaction from the forgiveness of deferred salary owed to Mr. Jimirro. The Company benefited from it subsidiary's National Lampoon Networks' insurance reimbursement of $32,000 from stolen equipment, and from allocation of $99,000 of its losses to the minority interest holders of National Lampoon Networks.

For the year ended July 31, 2003, we recorded a net loss of $5,924,836 versus a net loss of $1,613,334 for the year ended July 31, 2002. The substantial increase in net loss of approximately $4,312,000 resulted in an increase in SG&A costs of $1.6 million, the writeoff of the Burly Bear intangible asset of $541,000, stock, warrants, and options issued for services in fiscal 2003 of $947,000, the expensing of National Lampoon Networks and National Lampoon's production costs of $873,000, and not receiving in fiscal 2003 the benefits of SARs adjustment and elimination of deferred payroll liability, which reduced the loss in the prior year by $1,018,580. Overall, the increase in costs was accompanied by an increase in revenues of just $64,000 or 7% from the prior year.

THE YEAR ENDED JULY 31, 2002 VS. THE YEAR ENDED JULY 31, 2001

For the year ended July 31, 2002, total revenues increased by approximately 208% to $943,487 from $306,244 for the year ended July 31, 2001. This increase resulted primarily from trademark revenues from motion pictures, which rose to $913,491 in fiscal 2002 versus $270,408 for the prior year. Revenues from Animal House increased to $200,448 from $70,715 in the prior year. The three National Lampoons Vacation features together recorded revenues of $358,996 in fiscal 2002 compared to $124,431 in fiscal 2001. We also received $135,000 for the feature National Lampoons Van Wilder which was released this year. Revenues from television increased in fiscal 2002 to approximately $202,000 from $7,500 in the prior fiscal year. Video revenues of $19,208 in fiscal 2002 decreased 13% from year 2001 video revenues of $22,151. This decrease was due to fewer sales of library video product in 2002 versus 2001. Internet revenue of $10,788 represented a 21% decrease over year ended July 2001 Internet revenues of $13,685. Internet revenue consisted primarily of sale of merchandise.

Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on our trademark revenues, increased by approximately 297% to $88,155 for the year ended July 31, 2002 versus $22,221 during the same period last year. The increase in costs resulted primarily from increased royalties due to greater trademark motion picture and television revenues during the fiscal year ended July 31, 2002. Costs related to Internet revenues were $32,256 for the year ended July 31, 2002 versus $36,040 for fiscal 2001, which represents a decline of 10%. Internet costs are direct expenses we incurred to develop, maintain, and promote our website excluding salaries and other general and administrative expenses incurred in connection with our Internet operations. Cost declines were related to the decline in Internet revenues in fiscal 2002 versus fiscal 2001

Amortization of intangible assets, the costs of our acquisition of the National Lampoon trademark, was $240,000 during each of the years ended July 31, 2002 and 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital during the fiscal year ended July 31, 2003 included; trademark and other income of approximately $1,008,000 and $3,111,000 from the NLAG in the form of Series B Preferred purchased totaling approximately $2,115,000, and $996,000 in the form of a loan from the NLAG.

For the twelve months ended July 31, 2003, our net cash flows used in our operating activities was $3,848,306, versus $2,376,561 of net cash flow used in operating activities during the twelve months ended July 31, 2002. This increase in cash flows used in operating activities resulted primarily from an increase in the net loss during fiscal 2003.

Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, including the November Anticipated Financing (as discussed below), establishing bank lines and obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. We are not certain if our existing capital resources are sufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of November 6, 2003, we had cash on hand of $84,948, an amount which reflects an infusion of $175,000 as a loan by designees of NLAG immediately prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by the November Anticipated Financing Transaction, the NLAG Group and other investors. If the NLAG Group declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans.

FUTURE COMMITMENTS

We are negotiating a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which are anticipated to close by the end of November 2003 (the "November Anticipated Financing Transaction"). Pursuant to the terms of the November Anticipated Financing Transaction, Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, will invest approximately $8,000,000 (which includes approximately $2.5 million already loaned to us) in a new series of convertible preferred stock. The November Anticipated Financing Transaction is subject to numerous closing conditions, nevertheless, no assurance can be given that the November Anticipated Financing Transaction will be consummated.

                                                              Payments due by period
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
CONTRACTUAL OBLIGATIONS               Total      Less than 1 year           1-3 years               3-5 years     More than 5 years
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
Long Term Debt                     --
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
Capital Lease Obligations          --
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
Operating Leases                   350,951     175,132                175,819               --                    --
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
Purchase Obligations               --
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
Other Long-Term Liabailites        --
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------
                                   350,951     175,132                175,819
---------------------------------- ----------- ---------------------- --------------------- --------------------- ------------------

NEW ACCOUNTING PRONOUNCEMENTS:

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption did not have the material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 removes acquisitions of financial institutions between one enterprise from the scope of both FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Apply APB Opinion No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be account for in accordance with FASB Statements No. 141 and
142. Additionally, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. The adoption did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, regardless of which method of accounting is chosen, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements and has determined not to voluntarily change to the fair value based method of accounting for stock based employee compensation.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

Basic and Fully Diluted Loss Per Share. The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements of National Lampoon, Inc. are listed on the Index to Financial Statements set forth on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                                                                                  Director
                   Name                       Age             Position                             Since
===========================================  =====  ============================================  ========
James P. Jimirro                              65    Director, Chairman, President and               1986
                                                    Chief Executive Officer
James Fellows                                 66    Director                                        1986
Bruce P. Vann                                 47    Director                                        1986
Daniel S. Laikin                              41    Director and Chief Operating Officer            2000
Timothy S. Durham                             41    Director                                        2002
Paul Skjodt                                   45    Director                                        2002
Joshua A. Finkenberg                          29    Director                                        2002
Douglas Bennett                               44    Executive Vice President

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

     BRUCE P. VANN has been a principal of the law firm of Kelly Lytton Vann LLP since December 1995. Mr. Vann specializes in corporate and securities matters. From January 1994 through December 1998, Mr. Vann served, on a non-exclusive basis, as Senior Vice President, Business and Legal Affairs, of Largo Entertainment, Inc., a subsidiary of the Victor Company of Japan.

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

     TIMOTHY S. DURHAM has served as the Chief Executive and Chairman of the Board of Directors of Obsidian Enterprises, Inc. (formerly Danzer Corporation) since June 2001. Since April 2000, he has served as a Managing Member and Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners LP. Since 1998, Mr. Durham has founded and maintained a controlling interest in several investment funds, including Durham Capital Corporation, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell Associates LLC. From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., including as Vice Chairman, President and Chief Executive Officer. Mr. Durham serves as a director of Obsidian Enterprises, Inc.

     PAUL SKJODT is the Chairman and Chief Executive Officer of Biltmore Homes, Inc., an Indiana-based home building and real estate development company.

     JOSHUA A. FINKENBERG is the Director of Acquisitions for California Investment Fund, LLC, a specialized investment company that acquires and invests in undervalued assets and companies. Previously, Mr. Finkenberg was the Chairman and President of AF Investments LLC, a holding company focused on acquisitions of and investments in businesses located in the Southern California area. From August 2000 through January 2002, Mr. Finkenberg was a Senior Associate with Batchelder & Partners, a financial advisory firm based in San Diego, California. From July 1996 through July 2000, Mr. Finkenberg was an Associate in the Investment Banking Department of SunTrust Equitable Securities Corporation, a full-service investment bank located in Nashville, Tennessee. Mr. Finkenberg graduated with highest honors from the Robert C. Goizueta Business School at Emory University with a dual concentration in Finance and Management Information Systems/Information Technology.

     DOUGLAS BENNETT has over 22 years of experience in managing businesses in the publishing, software and Internet space. Prior to his joining the Company he was the President of iUniverse, Inc., the largest independent publisher in the United States. iUniverse produced over 5,000 titles a year through the Internet. Prior to that he was the Chairman & CEO of EoExchange, Inc., an Internet search engine business. From 1992 until 1999 Mr. Bennett worked for Macmillan Publishing, the largest computer book and reference publisher in the world. Mr. Bennett started in the software and Internet division of Macmillian's business and eventually became the President of the entire Macmillan Publishing business. Prior to his employment with Macmillian, Mr. Bennett worked for 11 years for CCH Computax, the largest tax software company in the United States. At CCH Computax, Mr. Bennett held numerous senior level positions.

CONSULTANTS

We are party to a consulting agreement, approved by our Board of Directors on August 7, 2002, with Zelnick Media Group (ZM), headed by Stauss Zelnick, the former head of 20th Century Fox and Bertlesman, the European media conglomerates. Mr. Zelnick and his affiliates are providing marketing, development, production and branding assistance to us. In particular, Scott Ziegler, a partner of ZM, is assisting directly in certain television activities. ZM is being compensated solely by the issuance to it of 300,000 warrants (the ZM Warrants) which have been issued directly to ZM and an affiliate. Two of the ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the shares of our Common Stock at an exercise price of $6.50 per share the other two ZM Warrants will entitle ZM and an affiliate to purchase up to 150,500 of the ZM Warrant Shares at an exercise price of $10.00 per share. The number and exercise price of the ZM Warrants are subject to adjustments customarily contained in warrants of a similar nature. One-third of the ZM Warrant Shares become exercisable upon issuance of the ZM Warrants and the remainder of the ZM Warrants will first become exercisable in monthly installments during the 13th through 36th months following the issuance of the ZM Warrants, provided that no ZM Warrant Shares become exercisable after the termination of the consulting agreement.

We are party to a year to year consulting agreement with Mr. Daniel Sarnoff, originally dated as of September 1, 2002 pursuant to which Mr. Sarnoff serves in a non-exclusive capacity as the CEO of our newly formed subsidiary NL Games, Inc. ("NLG"), as well as assisting us in sales of the National Lampoon Networks. Pursuant to the terms of his agreement with us, Mr. Sarnoff is to receive an annual compensation of $60,000 per year, and a percentage of revenue from NLG games. Mr. Sarnoff is also to receive stock options and other bonuses, subject to approval of the Board of Directors.

Pursuant to the terms of an oral year-to-year (August 2003 to August 2004) agreement, Errol Gerson has been retained as a consultant responsible for implementing our operations regarding the Burly Bear acquisition. Mr. Gerson is being paid $12,500 per month.

ADVISORY BOARD.

We have established a creative advisory board and a corporate advisory board. The members of these boards have agreed to assist us in identifying business opportunities, as well as opportunities to leverage our brand and increase our exposure in the creative community. The composition of these two boards is as follows:

CORPORATE ADVISORY BOARD:

DOUGLAS BENNETT- Mr. Bennett, who is currently serving as an Executive Vice President, has more than 20 years of experience in management, sales and marketing in the publishing industry. Mr. Bennett was formerly president of Macmillan Digital and Macmillan USA.

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

Each of the members of the Corporate Advisory Board is entitled to receive options to acquire 5,000 shares of our common stock at an exercise price determined on the date of grant

CREATIVE ADVISORY BOARD:

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

CHRIS MILLER- Mr. Miller was formerly a writer for National Lampoon and one of the original writers of National Lampoon's Animal House.

DAN PASTERNACK- Mr. Pasternack was formerly an executive for Granada Entertainment, USA, and was a senior vice president of drama at studios USA, an affiliate of Universal Pictures.

BRAD YONOVER- Formerly a principal of Greenstreet Productions, he is currently a consultant focusing of development and production of feature films.

     Each of the members of the Creative Advisory Board is entitled to receive options to acquire 2,000 shares of our common stock at an exercise price determined on the date of grant.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for each of the last three fiscal years of our Chief Executive Officer and up to four of our executive officers ("Named Officers") whose annual salary and bonus exceeded $100,000 during the fiscal year ended July 31, 2003.

                                                                                                Long Term
                                                           Annual Compensation                Compensation
                                                  ===================================== =========================
                                                                         Other Annual                 Stock          All Other
                                                                         Compensation     SARs       Options       Compensation
          Name and Position               Year         Salary($)             ($)       (Shares)      (Shares)          ($)
=====================================    ======= ====================== ============== ========= ================ ==============
James P. Jimirro                           2003             500,000()             0           0        35,000(2)            0
      Chairman, President and              2002           1,471,146(1)            0           0       608,335(2)            0
      Chief Executive Officer              2001             190,750(3)            0      25,000        25,000               0
 Daniel Laikin                             2003             200,000(4)
      Chief Operating Officer
 Douglas Bennett                           2003             131,667                                   190,000          21,300
       Executive Vice President
 James Toll                                2003             132,737                                    15,000
       Chief Financial Officer             2002              36,364                                    15,000

(1)  Includes 1,215,069 received as apart of the Reorganization Transactions.

(2) Iincludes options to acquire 450,000 shares of common stock granted during the fiscal year ended December 31, 2002, plus 158,335 stock options that were converted from SARs as part of the Reorganization Transactions.

(3) Mr. Jimirro had voluntarily deferred all Base Salary, as defined by the applicable employment agreement, in excess of $190,750. Such deferred amounts are payable only upon a Change of Control of the Company as defined by the applicable employment agreement and are included in All Other Compensation hereunder. Under the terms of Mr. Jimirro's Restated Employment Agreement the amounts due to him have been forgiven.

(4) Represents one year of salary to Mr. Laikin that was paid in the form of Series B Preferred.

STOCK OPTION AND STOCK APPRECIATION RIGHTS GRANTS

The following table sets forth the individual grants of stock options and stock appreciation rights made during the fiscal year ended July 31, 2003 to the Named
Officers:

                                                                                                      Potential Realized Value
                                                                                                          at Assumed Annual
                                                       % of Total                                        Rates of Stock Price
                                                      Options/SARs                                          Appreciation
                                                       Granted to     Exercise                             for Option Term
                                     Options/           Employees     Or Base                    ===================================
                                       SARs             in Fiscal   Price($/Sh)   Expiration
            Name                      Granted             Year                       Date              5%($)             10%($)
============================    ===================   ============= ============ =============   =================  ================
James P. Jimirro                         35,000(1)            9%      $  4.64        05/13/10             285,057           453,905
Douglas Bennett                         190,000              49%      $  5.59        10/14/09           1,336,745         1,851,281
James Toll                               15,000               4%      $  6.00         6/30/10             105,533           146,154

(1)  The options granted to Mr. Jimirro were immediately exercisable.

STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND YEAR-END VALUES

Shown below is information for the Named Officers with respect to the exercise of stock options and the ownership of stock options and stock appreciation rights and their values as of July 31, 2003.


                                                                                                       Value of Unexercised
                                                              Number of Unexercised                   In-the-Money Options/
                              Shares                      Options/SARs at July 31, 2003              SARs at July 31, 2003(1)
                             Acquired                ======================================== ======================================
         Name                On            Value         Exercisable           Unexercisable        Exercisable       Unexercisable
                             Exercise   Realized($)        (Shares)               (Shares)              ($)                ($)
=======================      =========  ============ ====================      ============== ======================= ==============
James P. Jimirro              66,664        180,037           635,001                   0                   52,709            0

(1) Based upon the difference between the closing price on July 31, 2003 and the option exercise price or stock appreciation rights base price.

DIRECTOR COMPENSATION

At the organization meeting of the Board of Directors following our annual meeting of shareholders in June 2002, all directors, excluding Mr. Jimirro and Mr. Laikin, were granted options to purchase up to 7,500 shares of our common stock at the market price on the date of grant that are immediately exercisable. Mr. Jimirro's and Mr. Laikin's compensation as directors is pursuant to their employment agreements described under Employment Agreements.

EMPLOYMENT AGREEMENTS

On May 17, 2002, we entered into a new employment agreement with James P. Jimirro (the "Jimirro Employment Agreement"). The Jimirro Employment Agreement will terminate on December 31, 2007; provided, however, that if Mr. Jimirro remains employed by us on December 31, 2003, the Jimirro Employment Agreement will automatically be extended for an additional year. As of December 31, 2004 and December 31 of each year thereafter, so long as Mr. Jimirro remains employed by us on such date, the Jimirro Employment Agreement will again be automatically extended for an additional year so that at no time will the remaining term under the Jimirro Employment Agreement be less than five years.

The Jimirro Employment Agreement will provide Mr. Jimirro with an annual salary of $500,000 and, commencing on January 31, 2003 and continuing on the last day of each month thereafter during the period that Jimirro is employed by us, will provide for the monthly grant by the Company to Mr. Jimirro of fully vested options to purchase 5,000 shares of our common stock. Pursuant to the Jimirro Employment Agreement, Mr. Jimirro will receive fifty percent of our gross receipts from the movie National Lampoon's Van Wilder. The Jimirro Employment Agreement also provides Mr. Jimirro with other benefits, including medical and life insurance, an automobile and the reimbursement of business expenses.

The Jimirro Employment Agreement is terminable by us without Cause (as defined below) or for convenience after December 31, 2002 upon written notice to Mr. Jimirro, payment to Mr. Jimirro of a cash severance payment in the amount of $1,400,000, and delivery of a promissory note providing for our payment to Mr. Jimirro of $1,000,000 in twelve equal monthly installments. Prior to December 31, 2002, the Jimirro Employment Agreement will only be terminable by us for Cause. For us to terminate Mr. Jimirro for Cause under the Jimirro Employment Agreement, six of the members of the Board of Directors (excluding Mr. Jimirro) must determine at a meeting called for such purpose, that Mr. Jimirro is guilty of the conduct triggering the right to terminate him for Cause. Under the Jimirro Employment Agreement, Cause is defined as (i) the willful and continued failure by Mr. Jimirro to substantially perform his duties with us in good faith (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure resulting from his termination by us for convenience (or without Cause)), after a demand for substantial performance is delivered to him by the Board of Directors that specifically identifies the manner in which the Board of Directors believes that Mr. Jimirro has not substantially performed his duties in good faith; or (ii) the willful engaging by Mr. Jimirro in conduct which is demonstrably and materially injurious to us, monetarily or otherwise. For purposes of the definition of Cause under the Jimirro Employment Agreement, no act, or failure to act, on Mr. Jimirros part shall be considered willful unless done, or omitted to be done, by him in bad faith and without reasonable belief that his action or omission was in our best interest.

The Jimirro Employment Agreement is terminable by Mr. Jimirro upon the occurrence of certain events, with Mr. Jimirro being entitled to receive the same severance benefits, including the $1,400,000 cash severance payment and $1,000,000 promissory note (detailed above), as if Mr. Jimirro had been terminated by us without Cause or for convenience.

In addition, under the Jimirro Employment Agreement, in the event that Mr. Jimirro incurs an excise tax under the Internal Revenue Code of 1986, as amended (the "Code"), because he receives any compensation or payments from us that constitute excess parachute payments under Section 280G of the Code, we will reimburse Mr. Jimirro for that excise tax, and for the income and excise taxes on such reimbursement on a fully grossed up basis if either (i) Mr. Jimirros employment with us is terminated by us at any time before the first anniversary of the date on which the Reorganization Transactions are consummated, or (ii) after the effectiveness of the Jimirro Employment Agreement a transaction (excluding the Reorganization Transactions, if applicable) involving us occurs that results in Mr. Jimirro incurring such an excise tax.

All of our obligations to Mr. Jimirro under the Jimirro Employment Agreement, as well as under an indemnification agreement and a registration rights agreement, are secured by a first priority lien on all of our assets, pursuant to a security agreement between Mr. Jimirro and us, executed in connection with the Reorganization Transactions.

DANIEL S. LAIKIN EMPLOYMENT AGREEMENT

On May 17, 2002, we entered into an Employment Agreement with Daniel S. Laikin (the "Laikin Employment Agreement") effective for a period of one year and subject to automatic extension for successive one-year terms thereafter unless and until the Board of Directors elects not to renew the Laikin Employment Agreement and notifies Mr. Laikin within sixty days prior to the end of the then-current one-year term of the Employment Agreement or unless the Laikin Employment Agreement has been terminated according to its terms and conditions.

Pursuant to the Laikin Employment Agreement, Mr. Laikin receives an annual salary of $200,000. He also was granted options to purchase 100,000 shares of our common stock as of the effective date of the Laikin Employment Agreement, which options were immediately exercisable and will expire, to the extent not exercised, prior to the close of business on the day ten years from the date of grant. The Laikin Employment Agreement also provides Mr. Laikin with other benefits, including vacation, pension, retirement, medical and life insurance and reimbursement of business expenses. Mr. Laikin has agreed to receive his entire salary in SeriesB Units.

The Laikin Employment Agreement may be terminated voluntarily by us at any time during its term for Cause (which is defined as in the Jimirro Employment Agreement described above). For us to terminate Mr. Laikin for Cause, five of the members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him for Cause. If Mr. Laikins employment is terminated by us for Cause, or by Mr. Laikin, in addition to any benefits mandated by law, we shall pay Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

DOUGLAS BENNETT EMPLOYMENT AGREEMENT

We entered into an at-will employment agreement with Douglas Bennett, effective October 14, 2002 (the "Bennett Employment Agreement"). As there is no specified term, Mr. Bennett is free to resign at any time and we are free to terminate the Bennett Employment Agreement at any time, with or without cause.

Mr. Bennett receives a base salary of $175,000 per year, effective December 1, 2002. Mr. Bennett's title is initially Executive Vice President, but will succeed to the title of President when that title becomes available. Mr. Bennett is entitled to calender quarterly bonuses of $31,250, which bonuses are payable in the month subsequent to the end of calender quarter to which they were granted. Concurrent with the signing of the Bennett Employment Agrement, Mr. Bennett was granted options to purchase 135,0000 shares of common stock at the then current market price, which options vest ratably over a 3 year period. Mr. Bennett is also entitled to an option grant of 50,000 shares of common stock for the period January 3, 2003 through June 3, 2003 and an option grant of 50,000 shares of common stock for the period July 3, 2003 through Decemmber 3, 2003. These options shall also vest ratably over three year periods and are to be issued at then current market prices. Upon a change in control of the Company, all unvested options are to vest immediately.

Mr. Bennett is entitled to communte to Los Angeles from his home in the San Francisco area. By December 31 2003, Mr. Bennett, the Chief Executive Officer and the Board of Directors have agreed to decide whether Mr. Bennett should relocate to the Los Angeles area.

If Mr. Bennett is "Terminated without Cause" (as such term is defined in the Bennett Employemnt Agreement), or in the event of "Constructive Termination" (as such term is defined in the Bennett Employemnt Agreement), if dies or is disablited, he shall be entitled to: (a) continue his base salary for 6 months;
(b) continue his employee beneifts for 6 months; and (c) continue vesting of any outstanding and unvested stock options for 6 months.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Employment Agreements with Messrs. Jimirro and Laikin were negotiated as part of the Reorganization Transactions involving Mr. Jimirro and the NLAG Group and were approved by our entire Board of Directors (other than Messrs. Jimirro and Laikin who excused themselves from the meetings during the Boards consideration of the Employment Agreements) at special meetings of the Board of Directors held on April 25, 2002 and May 17, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the shares of common stock and Series B Preferred for (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock or Series B Preferred; (ii) each director; (iii) the Chief Executive Officer and each of the Company's other executive officers named in the Summary Compensation Table; and (iv) the directors and executive officers as a group. Beneficial ownership information in the table is as of November 1, 2003. Unless otherwise indicated, beneficial ownership represents both sole voting and sole investment power.

NAME OF BENEFICIAL OWNER                 COMMON STOCK**                            SERIES B PREFERRED STOCK
------------------------                 --------------                            ------------------------
                           Number of Shares of   Percentage of Shares    Number of Shares of    Percentage of Shares
                           Beneficially Owned    Beneficially Owned      Beneficially Owned     Beneficially Owned
                           ------------------    --------------------    -------------------    --------------------
DIRECTOR AND EXECUTIVE
OFFICER S: (1)
James P. Jimirro,                   876,887 (2)          40.4%                      --                   --
Chairman of the Board,
President and Chief
Executive Officer
James A. Fellows,                    30,833 (3)           2.0%                      --                   --
Director
Bruce P. Vann, Director              20,331 (3)          1.3%*                      --                   --
Daniel S. Laikin, Chief           1,945,186 (4)          58.9%                  29,796                  48.4%
Operating Officer and
Director
Timothy S. Durham,                1,192,203 (4)           47%                   17,148                  27.9%
Director
Paul Skjodt, Director               542,247 (4)          28.4%                   6,500                  10.6%
Joshua A. Finkenberg,                15,000 (3)           1.0%                      --                   --
Director
Douglas Bennett,                     67,069 (5)           4.2%                     426                    *
Executive Vice
President
James Toll, Chief                    15,000 (3)           1.0%                      --                   --
Financial Officer
All Executive Officers
and Directors as a
group (consisting of  9
members)                              4,710,756          85.9%                  53,587                  87.3%
OTHER 5% OWNERS:
NLAG Group (1), (5)               3,957,329 (4)          82.0 %                 56,394                  91.9%
Ronald Holzer                       321,790 (6)          17.8%                   5,000                  _8.1%


*    Less than one percent.

** The number of shares of common stock includes the shares of Series B Preferred Stock converted to common stock equivalents.

(1) The address for Messrs. Jimirro, Laikin, Fellows and Vann is 10850 Wilshire Blvd., Suite 1000, Los Angeles, California 90024. The address for Mr. Durham and the NLAG Group is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204. The address for Mr. Skjodt is 9910 Towne Road, Carmel, Indiana 46032. The address for Mr. Finkenberg is 4080 Front Street, Suite 105, San Diego, California 92123. The address for Mr. Holzer is 600 Central Avenue, Suite 240, Highland Park, Illinois 60035.

(2)  Includes options to purchase 645,001 shares of common stock.

(3)  Consists of options to purchase shares of common stock.

(4)  Includes options to purchase 12,831 shares of common stock.

(5) The following individuals and entities are referred to collectively as the NLAG Group: Daniel Laikin; Paul Skjodt; Timothy S. Durham; Diamond Investments, LLC; DC Investments, LLC; Judy B. Laikin; Betty A. Morgan; Samerian LLP; and DW Leasing Company, LLC. Each member of the NLAG Group may be deemed to beneficially own all of the shares of common stock that are deemed to be beneficially owned collectively by the NLAG Group, which includes shares of common stock that the members could acquire upon the conversion of shares of Series B Preferred and pursuant to warrants and options. As of October 1, 2003, the individual members of the NLAG Group have the following holdings:

     (a) Mr. Durham directly owns 73,200 shares of common stock, 12,648 shares of Series B Preferred and warrants to acquire 356,282 shares of common stock. He also has the right to acquire 15,000 shares of common stock pursuant to stock options. Mr. Durham may be deemed to share voting and dispositive power with respect to the securities listed below for Diamond Investments, LLC and DC Investments, LLC, for both of which Mr. Durham serves as Managing Member, and DW Leasing Company, LLC, in which Mr. Durham has an ownership interest.

     (b) Mr. Laikin directly owns 168,150 shares of common stock, 29,726 shares of Series B Preferred and warrants to acquire 837,352 shares of common stock. He also has the right to acquire 102,333 shares of common stock pursuant to stock options. He may be deemed to share voting and dispositive power with respect to securities listed below for Judy B. Laikin.

     (c) Mr. Skjodt directly owns 141,050 shares of Common Stock, 6,500 shares of Series B Preferred and warrants to acquire 183,099 shares of common stock. He also has the right to acquire 15,000 shares of common stock pursuant to stock options. He may be deemed to share voting and dispositive power with respect to the securities listed below for Samerian LLP, in which Mr. Skjodt is a Partner.

     (d)  Diamond Investments, LLC directly owns 92,399 shares of common stock.
          (e) DC Investments, LLC directly owns 5,000 shares of Series B Preferred and warrants to purchase 140,845 shares of common stock.

     (f)  Judy B. Laikin directly owns 26,000 shares of common stock.

     (g) Betty A. Morgan owns 121,721 shares of common stock, 2,307 shares of Series B Preferred and warrants for 64,986 shares of common stock.

     (h)  Samerian LLP directly owns 20,000 shares of common stock.

     (i)  DW Leasing Company, LLC directly owns 17,350 shares of common stock.

Each member of the NLAG Group disclaims beneficial ownership of the securities held by the other members of the NLAG Group.

(6) Consists of options to acqurie 55,069 shares of common stock, 213 shares of Series of Series B Preferred and warrants to acquire 6,000 shares of common stock.

(7) Includes 5,000 shares of Series B Preferred and warrants to purchase 140,845 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Bruce Vann, one of our directors, is a partner of the law firm Kelly Lytton and Vann LLP and has been retained by us for various legal matters. Legal expenses of approximately $107,500 were incurred with respect to work performed by Mr. Vann's firm for us during the fiscal year ended July 31, 2003.

On July 14, 1986, James P. Jimirro, our Chairman, President and Chief Executive Officer purchased 192,000 shares of our common stock for approximately $115,000. For such shares, we received the sum of approximately $58,000 and a note (Note) for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2003 was approximately $157,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

NOT YET APPLICABLE.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

3.1      Company's Second Amended and Restated Certificate of Incorporation (1)

3.2      Company's Amended and Restated Bylaws (1)

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

10.15    Promissory Notes issued May 17, 2002, by the Company to law firms (1)

10.16 Form of Common Stock Warrant (including Schedule identifying material terms (1)

10.17 Agreement between Registrant and Harvard Lampoon, Inc. dated October 1, 1998 (3)

10.18 First Amendment to Office Lease between Registrant and Avco Center Corporation dated April 21, 2000 (4)

10.19 Letter Agreement between Registrant and Batchelder Partners, Inc., dated August 16, 2000 (4)

10.20 Amendment to Letter Agreement between Registrant and Batchelder Partners, Inc. dated August 16, 2000 (4)

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

10.24    Advisory Agreement with SBI USA and related Warrant Agreement (6)

10.25    Lease for New York office space (7)

10.26    2003 Employment Agreement between the Company and Douglas Bennett (7)

21       Subsidiaries of Registrant (7)

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley - James P.
         Jimirro

31.2     Certification pursuant to Section 302 of Sarbanes-Oxley - James Toll

32       Certification pursuant to Section 906 of Sarbanes-Oxley

(1)  Incorporated by reference to Form 8-K filed on May 31, 2002.

(2)  Incorporated by reference to Form S-8 filed on June 26, 2002.

(3)  Incorporated by reference to Form 10-Q for the period ended October 31,
     1998

(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.

(5)  Incorporated by referenced to Form 8-K filed on September 9, 2002.

(6) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002.

(7)  Filed herewith.

     (b)  FORMS 8-K

          NONE

     (c)  SEE (a) ABOVE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003


                                        By: /s/ James P. Jimirro
                                            -----------------------------------
                                            James P. Jimirro,
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                                            TITLE                                             DATE
=======================================      ==========================================================       ======================

/s/                                          Director, Chairman of the Board of                               November 13, 2003
                                             Directors and Chief Executive
=======================================      Officer (Principal Executive
James P. Jimirro                             Officer)

/s/                                          Chief Financial Officer                                          November 13, 2003
=======================================
James Toll


/s/                                          Director                                                         November 13, 2003
=======================================
James Fellows

/s/                                          Director                                                         November 13, 2003
=======================================
Bruce P. Vann


/s/                                          Director, Chief Operating Officer                                November 13, 2003
=======================================
Daniel S. Laikin


/s/                                          Director                                                         November 13, 2003
=======================================
Timothy S. Durham


/s/                                          Director                                                         November 13, 2003
=======================================
Paul Skjodt


/s/                                          Director                                                         November 13, 2003
=======================================
Joshua A. Finkenberg

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JULY 31, 2003, JULY 31, 2002 AND JULY 31, 2001


Independent Auditors Report                                                                                               F-2

Consolidated Balance Sheets as of July 31, 2003 and 2002                                                                  F-3

Consolidated Statements of Operations for the Years Ended July 31, 2003, 2002 and 2001                                    F-4

Consolidated Statements of Shareholders Equity for the Years Ended July 31, 2003, 2002 and 2001                           F-5

Consolidated Statements of Cash Flows for the Years Ended July 31, 2003, 2002 and 2001                                    F-6

Notes to Consolidated Financial Statements                                                                                F-7

INDEPENDENT AUDITORS REPORT

Board of Directors National Lampoon, Inc., Los Angeles, California

We have audited the accompanying consolidated balance sheets of National Lampoon, Inc. and Subsidiaries (the Company) as of July 31, 2003, and 2002, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Lampoon, Inc. as of July 31, 2003 and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's net losses of $5,924,836, $1,613,334 and $3,076,516 in the last three years, negative working capital of $2,395,053 and accumulated deficit of $15,816,844 at July 31, 2003 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 7, 2003

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        AS OF JULY 31,
                                                                                              ----------------------------------
                                                                                                  2003                  2002
                                                                                              ------------          ------------
CURRENT ASSETS
    Cash and cash equivalents                                                                 $    140,255          $  1,024,207
    Prepaid expenses and other current assets                                                       34,026                17,323
                                                                                              ------------          ------------
                Total current assets                                                               174,281             1,041,530
                                                                                              ------------          ------------

NON-CURRENT ASSETS
    Fixed assets, net of accumulated depreciation                                                   42,859                 7,123
    Film library, net of amortization                                                               27,000
    Intangible assets                                                                            6,505,732             5,964,732
    Accumulated amortization of intangible assets                                               (4,049,578)           (3,268,578)
    Other assets                                                                                     4,500
                                                                                              ------------          ------------
                Total non-current assets                                                         2,530,513             2,703,277
                                                                                              ------------          ------------

TOTAL ASSETS                                                                                  $  2,704,794          $  3,744,807
                                                                                              ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                          $    183,485          $    310,951
    Accrued expenses                                                                               781,023               490,244
    Notes payable including $996,250 due to shareholders                                         1,443,856               415,000
    Deferred income                                                                                161,000
                                                                                              ------------          ------------

                Total current liabilities                                                        2,569,364             1,216,195
                                                                                              ------------          ------------

        TOTAL LIABILITIES                                                                        2,569,364             1,216,195
                                                                                              ------------          ------------

SHAREHOLDERS' EQUITY
    Preferred Stock, no par value, 2,000,000 shares authorized, no shares issued and
    outstanding (cancelled, see Note F)                                                                 --                    --
    Series B Preferred Stock, no par value, 68,406 shares authorized, 63,607 shares
    issued and outstanding                                                                       4,921,618             2,585,318
    Common Stock, no par value, 15,000,000 shares authorized, 1,526,795 and 1,385,483
    shares issued, respectively                                                                 12,188,942             9,986,762
    Less: Note receivable on common stock                                                         (157,220)             (151,460)
    Deferred compensation                                                                       (1,001,066)                   --
    Accumulated Deficit                                                                        (15,816,844)           (9,892,008)
                                                                                              ------------          ------------

        TOTAL SHAREHOLDERS' EQUITY                                                                 135,430             2,528,612
                                                                                              ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $  2,704,794          $  3,744,807
                                                                                              ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE YEARS ENDED JULY 31,
                                                                     -----------------------------------------------------
                                                                        2003                 2002                 2001
                                                                     -----------          -----------          -----------
REVENUES
    Trademark                                                        $   904,244          $   913,491          $   270,408
    Consumer products                                                     11,577               29,996               35,836
    Advertising and promotion revenues                                    92,063                   --                   --
                                                                     -----------          -----------          -----------
        Total revenue                                                  1,007,884              943,487              306,244
COSTS AND EXPENSES
    Costs related to trademark revenue                                   285,174               88,155               22,221
    Costs related to consumer products                                    23,374               33,432               40,620
    Production costs                                                     872,868                   --                   --
    Amortization of intangible assets                                    781,000              240,000              240,000
    Proxy solicitation                                                        --              545,887            1,532,837
    Selling, general administrative expenses                           4,159,094            2,538,282            1,221,338
    Stock, warrants, and options issued for services                     947,040                   --                   --
    Stock appreciation rights (benefit)/expense                               --             (843,096)             379,695
    Conversion of stock appreciation rights to stock options                  --              140,894                   --
                                                                     -----------          -----------          -----------

        Total costs and expenses                                       7,068,550            2,743,554            3,436,711
                                                                     -----------          -----------          -----------

    OPERATING LOSS                                                    (6,060,666)          (1,800,067)          (3,130,467)
OTHER INCOME/(EXPENSE)
    Interest income                                                        7,040               12,849               55,551
    Reduction of deferred payroll                                             --              175,484                   --
    Other income                                                          32,214
                                                                     -----------          -----------          -----------
        Total other income                                                39,254              188,333               55,551
                                                                     -----------          -----------          -----------

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY                    99,000
                                                                     -----------          -----------          -----------

    LOSS BEFORE INCOME TAXES                                          (5,922,412)          (1,611,734)          (3,074,916)
Provision for income taxes                                                 2,424                1,600                1,600
                                                                     -----------          -----------          -----------

NET LOSS                                                             $(5,924,836)         $(1,613,334)         $(3,076,516)
                                                                     ===========          ===========          ===========

Loss per share basic & diluted                                       $     (4.02)         $     (1.17)         $     (2.26)
                                                                     ===========          ===========          ===========

Weighted average number of common shares  basic & diluted              1,475,156            1,380,597            1,358,342
                                                                     ===========          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                         Note
                        Preferred Preferred    Common         Common  Receivable              Deferred                      Total
                          Stock     Stock       Stock          Stock      on       Treasury Compensation   Accumulated Shareholders'
                         Shares    Amount      Shares         Amount Common Stock   Stock       Amount       Deficit       Equity
                         ------ ------------ ----------- ------------ ----------  -------- ------------  --------------  ----------
Balance at July 31, 2000                      $1,337,046  $  9,024,778 $ (139,940) $ (1,603)              $ (5,202,159)  $3,681,076
      Interest on note
        receivable                                                        (5,760)                                            (5,760)
      Cancel Treasury
        Stock                                     (1,166)      (1,603)               1,603
      Common stock
        issued for
        services                                  23,214      271,263                                                       271,263
      Options granted
        for services                             287,000                                                       287,000

      Exercise of stock
        options                                   12,022       35,329                                                        35,329
      Net loss                                                                                              (3,076,516)  (3,076,516)
                         ------ ------------ ----------- ------------ ----------  -------- ------------  --------------  ----------
Balance at July 31, 2001                      1,371,116     9,616,767   (145,700)                           (8,278,674)  $1,192,393
      Interest on note
        receivable                                                        (5,760)                               (5,760)
      Preferred stock
        issued in NLAG
        transaction, net
        of costs         40,244    2,585,318                                                                              2,585,318
      Exercise of stock
        options                                   14,367       83,101                                                        83,101
      Warrants issued
        for services                                          146,000                                                       146,000
      Conversion of SARs             140,894                                                    140,894
      Net loss                                                                                              (1,613,334)  (1,613,334)
                         ------ ------------ ----------- ------------ ----------  -------- ------------  --------------  ----------
Balance at July 31, 2002 40,244    2,585,318   1,385,483    9,986,762   (151,460)                           (9,892,008)   2,528,612
   Interest on note
     receivable                                                           (5,760)                                            (5,760)
   Preferred stock
     issued for
     cash                21,500    2,115,000                                                                              2,115,000
   Preferred stock
   issued for             2,213      221,300                                                                                221,300
   services
   Exercise of stock
     options                                      53,411       75,374                                                        75,374
   Warrants/options
     issued for                                   14,100    1,726,806                                                     1,726,806
     services
   Common stock issued
     in connection with
     Burly Bear
     acquisition                                  73,801      400,000                                                       400,000
   Non vested portion of
     stock issued
     for services                                                                            (1,001,066)                 (1,001,066)
        Net loss                                                                                            (5,924,836)  (5,924,836)
                         ------ ------------ ----------- ------------ ----------  -------- ------------  --------------  ----------
Balance at July 31, 2003 63,607    4,921,618   1,526,795 $ 12,188,942   (157,220)          $ (1,001,066) $ (15,816,844)      135,430
                         ====== ============ =========== ============ ==========  ======== ============  ==============  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED JULY 31,
                                                                                -----------------------------------------
                                                                                   2003            2002           2001
                                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                $(5,924,836)   $(1,613,334)   $(3,076,516)
        Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     900,140        248,451        253,720
                Stock appreciation rights (benefit)/expense                              --       (843,096)       379,695
                Conversion of stock appreciation rights to stock options                 --        140,894
                Other                                                                (5,760)        (5,760)        (5,760)
                Stock issued for services                                                               --        271,263
                Warrants/options granted for services                               947,040        146,000        287,000
        Changes in assets and liabilities:
                Decrease(increase) in accounts receivable                                --             --          6,580
                Decrease/(increase) in prepaid expenses and other current           (16,704)        15,362        (10,472)
                assets
                Decrease/(increase) in capitalized production costs                 (68,000)
                Decrease/(increase) in other assets                                  (4,500)            --         10,758
                (Decrease)/increase in accounts payable                            (127,467)        68,500        (49,115)
                (Decrease)/increase in accrued expenses                             290,781       (130,461)       246,013
                Increase in deferred revenues                                       161,000
                (Decrease) in settlement payable                                         --       (203,117)
                (Decrease)/increase in extension payments                                         (200,000)       200,000
                                                                                -----------    -----------    -----------
    NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES                   (3,848,306)    (2,376,561)    (1,486,834)

                                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Acquisition of Burly Bear Networks                                         (200,000)
        Purchase of fixed assets                                                    (54,876)        (7,123)       (2,354)

                                                                                -----------    -----------    -----------

     NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES                    (254,876)        (7,123)       (2,354)
                                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Exercise of stock options                                                    75,374         83,101         35,329
        Exercise of Stock Appreciation Rights shares                                                             (105,419)
        Purchase of Series B preferred shares                                     2,115,000
                                                                                                 2,585,318
        Increase in notes payable                                                 1,028,856        415,000
                                                                                -----------    -----------    -----------

     NET CASH AND CASH EQUIVALENTS PROVIDED BY USED IN FINANCING
       ACTIVITIES                                                                 3,219,230      3,083,419        (70,090)
                                                                                -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               (883,952)       699,735     (1,559,278)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    1,024,207        324,472      1,883,750
                                                                                -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   140,255    $ 1,024,207    $   324,472

            Cash paid for:Taxes                                                 $     2,424    $     1,643    $     5,401
                                                                                ===========    ===========    ===========
Supplemental disclosure: shares/options/warrants issued for services            $   947,040    $         0    $         0


The accompanying notes are an integral part of these consolidated financial statements.

NOTE A

Organization and Principles of Consolidation. The consolidated financial statements include the accounts of National Lampoon, Inc. and its subsidiaries (Company) after elimination of all inter-company items and transactions. The Company, a California corporation, was formed in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During fiscal year 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. (NLI). NLI was incorporated in 1967 and was primarily engaged in publishing the National Lampoon Magazine and related activities. Subsequent to the Company's acquisition of NLI, it has de-emphasized its videocassette business and publishing operations and has focused primarily on exploitation of the National Lampoon trademark including the October 1999 launch of the Company's website, nationallampoon.com. The Company formally changed its name to National Lampoon, Inc. in September of 2002.

On May 17, 2002, the Company, James P. Jimirro, the Chairman of the Board, President and Chief Executive Officer , and a group of investors known collectively as the National Lampoon Acquisition Group (NLAG) completed a Preferred Stock and Warrant Purchase Agreement, (the Purchase Agreement). The Purchase Agreement called for, among other items, the purchase of 35,244 units, consisting of one share of Series B Preferred Stock and a warrant to purchase
28.169 shares of the Company common stock, at $100 a unit. The Series B Preferred Stock votes on an as converted basis as a class with the shares of Common Stock. As part of the transaction entered into related to the Purchase Agreement, one member of NLAG became Chief Operating Officer of the Company, and entered into an employment agreement with the Company, and a voting agreement was entered into providing for the election of three Jimirro nominees, three NLAG nominees, and one nominee acceptable to both parties The consummation of the Reorganization Transactions effectively concluded all of the litigation between the Company, the members of the NLAG Group and Mr. Jimirro.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's net losses of $5,924,836 and $1,613,334 in the last two years, negative working capital of $2,395,053 and an accumulated deficit of $15,816,844 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

We have entered into a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which are anticipated to close by the end of November 2003 (the "November Anticipated Financial Transaction"). Pursuant to the terms of the November Anticipated Financial Transaction, Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, will invest approximately $8,000,000 (which incudes approximately $2.5 million already loaned to us) in a new series of convertible preferred stock. The transaction is subject to numerous closing conditions, neverthless, no assurance can be given that the November Anticipated Financing Transaction will be consummated.

Revenue Recognition. The Company's trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes and DVDs, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured. Revenues from advertising and promotion are recognized when earned under the terms of the associated agreement or when the advertisment has been broadcast and the collection of such revenues are reasonably assured.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation. Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Cash Concentration and Cash Equivalents. The Company maintains its cash balances at financial institutions that are federally insured, however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Intangible Assets. Intangible Assets consists primarily of the National Lampoon trademark and is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. The intangible asset acquired through the acquisition of Burly Bear, Inc. have been written off based upon the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

As of July 31, 2003, the Company has determined that expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible assets.

New Accounting Pronouncements:

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption did not have a material impact on the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 removes acquisitions of financial institutions between one enterprise from the scope of both FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Apply APB Opinion No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be account for in accordance with FASB Statements No. 141 and
142. Additionally, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, regardless of which method of accounting is chosen, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements and has determined not to voluntarily change to the fair value based method of accounting for stock based employee compensation.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time

Basic and Fully Diluted Loss Per Share. The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period.

Options to purchase 231,242, 1,148,131, and 296,996 shares of common shares and 12,448, 1,133,633, and 0 warrants are not included in the calculation of diluted EPS in the fiscal year ended July 31, 2003 and 2002, respectively, because their inclusion would be anti-dilutive.


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The Company periodically grants stock options to its employees and directors as financial incentives directly linked to increases in shareholder value. Such grants are subject to the Company's Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "1999 Plan"), as adopted by the Company's shareholders at its annual meeting on January 13, 2000. All stock options granted under prior stock option plans were converted to stock option grants under the 1999 Plan. A summary of stock options outstanding is as follows:

                                                             Option                Weighted
                                     Number of              Exercise               Average
                                      Options              Price Range          Exercise Price
                                 ================        ================       ================
Balance, July 31, 2000                  197,665         $  1.53-$17.50          $      9.09
       Options granted                  128,000            9.63-$14.00                11.29
       Options canceled                 (16,667)            4.43-$4.43                 4.43
       Options exercised                (12,002)            1.69-$8.25                 2.94

                                 ==============          ===============         ==========

Balance, July 31, 2001                  296,996         $  1.69-$14.00          $     10.55
       Options granted                  893,670           3.50-$8.00                   3.96
       Options canceled                 (28,168)          3.19-$16.13                  7.70
       Options exercised                (14,367)          1.88-$8.00                   5.78

                                 ==============          ===============         ==========

Balance, July 31, 2002                1,148,131         $     1.88-16.13        $     10.55
       Options granted                  390,500              3.50-$6.00                5.41
       Options canceled                 (70,165)             3.5-$13.63                7.07
       Options exercised                (94,333)            $3.25-$4.11                3.63

                                 ==============          ===============         ==========

Balance, July 31, 2003                1,374,133         $    1.94-$16.13        $      5.77

                                 ==============          ===============         ==========

Of the exercisable options outstanding at July 31, 2003, 2002 and 2001,1,078,464, 1,118,131, and 128,000, respectively, the weighted average exercise prices were$5.82, $5.65, and $11.29. The weighted average remaining life of the options outstanding at July 31, 2003 was 7.15 years.

The Company has adopted SFAS No. 123, Accounting for Stock Based Compensation, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation expense based on the fair value of the options granted on their grant date as prescribed by SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

                                                                     For the Fiscal Year Ended
                                                   =============================================================
                                                      July 31, 2003          July 31, 2002        July 31, 2001
                                                   ===================   ====================  =================
Net income/(loss) as reported                             $(5,924,826)          $ (1,613,334)   $(3,076,516
Net income/(loss) pro forma                               $(7,399,941)          $ (3,887,825)   $(3,426,802
Basic earnings/(loss) per share as reported               $     (4.03)          $      (1.17)   $     (2.26)
Basic earnings/(loss) per share pro forma                 $     (5.02)          $      (2.82)   $     (2.52)
Diluted Earnings/(Loss) Per Share as reported             $     (4.03)          $      (1.17)   $
                                                                                                     (2.26)
Diluted Earnings/(Loss) Per Share pro forma               $     (5.02)          $      (2.82)   $     (2.52)

The fair value of each option grant on its date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                 For the Fiscal Year Ended
                                       =========================================
                                        July 31,       July 31,       July 31,
                                          2003            2002           2001
                                       ===========     ==========     ==========
Expected dividend yield                        00%            00%          0.00%
Expected stock price volatility        87.5-129.2%          77.2%         89.48%
Risk free interest rate                       5.5%           4.0%           5.5%
Expected life of option (in years)      3.00-7.00           7.00           4.00

The weighted average fair value of the options granted during the fiscal years ended July 31, 2003, 2002 and 2001 was $5.41, $4.42 and $11.29, respectively.

The Company's Chairman, President and Chief Executive Officer had stock appreciation rights that entitle him to receive, upon demand, a cash payment equal to the difference between the fair market value and the appreciation base of the rights when they are exercised. At December 28, 2001 the stock appreciation rights (SARs) were converted into common stock options having the same terms as the original SARs. An expense of $140,894 was recorded in relation to this conversion, as well as a benefit of $843,096 arising from the elimination of the liability relating to the SARs. As of July 31, 2001, appreciation in these rights was approximately $843,000, and is reflected under stock appreciation rights payable in the accompanying consolidated balance sheets.


                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B ACCRUED EXPENSES

Accrued expenses consist of:

                                                  As of              As of
                                              July 31, 2003      July 31, 2002
                                            =================   ================
Accrued legal fees                              $    150,000        $    65,000
Accrued accounting fees                               27,500             12,552
Accrued payroll and related items                    115,254            111,124
Accrued video royalties                               15,000             15,000
Accrued television and other royalties               412,574            212,274
Deferred payroll officers/shareholders                 6,695             13,362
Other                                                 54,000             60,932
                                                 ===========         ==========
                                                $    781,023        $   490,244
                                                 ===========         ==========

NOTE C COMMITMENTS AND CONTINGENCIES

Leases. The Company is obligated under an operating lease expiring on September 30, 2005 for approximately 3,912 square feet of office space in Los Angeles, California. The lease agreement includes certain provisions for rent adjustments based upon the lessors operating costs and increases in the Consumer Price Index. We also lease space in New York city for National Lampoon Networks' New York employees. The lease is for a six month period beginning August 1, 2003 and ending on January 31, 2004.

The Company is obligated under an operating lease expiring in May of 2006 for an automobile provided by the Company to it chairman, President and Chief Executive Officer.

The Company's minimum future lease payments for the fiscal years indicated are as follows:


               Office             Auto/
Year            Space           Equipment          Total
              ========          =========         ========

2003          $129,878          $ 11,994          $141,872
2004           163,138            11,994           175,132
2005           136,138            11,994           148,132
2006            22,690             4,997            27,687
2007
              ========          ========          ========
              $451,844          $ 40,979          $492,823
              ========          ========          ========

The Company's aggregate lease payments were approximately $141,872, $139,166, and $142,433 and for the years ended July 31, 2003, 2002 and 2001, respectively.

Harvard Lampoon Agreement. Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of from 1.5% to 2% on the Company's net receipts from exploitation of the National Lampoon trademark. Royalty payments under this agreement were approximately $11,000, $16,000, and $3,000 and for the years ended July 31, 2003, 2002 and 2001, respectively.

Guber-Peters Agreement. Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company (GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLIs cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLIs obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2003, the Company has recorded royalty expense of approximately $500,000 relating to the Termination Agreement including approximately $195,000, $35,000, and $9,000 during the years ended July 31, 2003, 2002, and 2001, respectively. The increased royalty expense during fiscal 2003 was primarily due to the airing of 65 episodes of the Company's "Funny Money" on one of the cable networks. According to the Guber-Peters agreements, there is a minimun fee of $5,000 for every television episode that airs. The 65 episodes would result in a royalty of $325,000, except that the Company has a maximum due Guber-Peters of $396,250 of which the Company had already accrued $210,687. With this accrual, the Company has recognized the full potential balance due Guber-Peters and therefore will not make any further accruals to them.

Employment Agreements. The Company has entered into a 2002 Employment Agreement dated May 17, 2002 with James P. Jimirro, its Chairman, President and Chief Executive Officer. The 2002 agreement terminated the 1999 Agreement and in exchange for consideration of $1,100,00, Mr. Jimirro forgave the principal balance and all interest accrued on all Contingent Notes and deferred salaries totaling $3,224,482. Base salary for the Initial Term beginning January 1, 2002 and ending December 31, 2007 is $500,000 per year. If Mr. Jimirro remains employed by the Company on December 31, 2003, the Jimirro Employment Agreement will automatically be extended for an additional year. As of December 31, 2004 and December 31 of each year thereafter, so long as Mr. Jimirro remains employed by the Company on such date, the Jimirro Employment Agreement will again be automatically extended for an additional year so that at no time will the remaining term under the Jimirro Employment Agreement be less than five years. The Agreement can be cancelled after December 31, 2002 without cause upon payment to Mr. Jimirro of a cash severance payment in the amount of $1,400,000 and delivery of a promissory note providing for the Company's payment to Mr. Jimirro of $1,000,000 in twelve equal monthly installments. To secure future obligations to him, Mr. Jimirro was also granted a security interest in substantially all of the Company's assets, including a pledge of all the outstanding securities of all of their subsidiaries. In addition, Mr. Jimirro will receive 50 percent of the amount the Company receives from exploitation of the movie National Lampoons Van Wilder. The Agreement also provides for the Company to grant Mr. Jimirro 5,000 shares of the Company's common stock at that days fair market value on the last day of each month of the Employment Term beginning January 31, 2003.

The Company has entered into a 2002 Employment Agreement dated May 17, 2002 with Daniel Laikin, a Director and its Chief Operating Officer. The agreement grants to Mr. Laikin compensation of $200,000 per year, which for the Agreement year ended May 17, 2003 was paid in the form of Series B Preferred stock. According to the Agreement, the Chief Operating Officer shall have general operational control of the business and affairs of the Company and reports directly to the Board of Directors. Mr. Laikin was also granted 100,000 common stock options at fair market value at date of grant, as part of the Agreement. The employment agreement has an initial term of one year, but it automatically extends for successive one year terms threafter unless and until the Board of Directors elects not to renew the agreement.

The Company has entered into an at-will employment agreement with Douglas Bennett, effective October 14, 2002. Mr. Bennett receives a base salary of $175,000 per year, effective December 1, 2002. Mr. Bennett is entitled to calender quarterly bonuses of $31,250, which bonuses are payable in the month subsequent to the end of calender quarter to which they were granted. Concurrent with the signing of the Bennett Employment Agrement, Mr. Bennett was granted options to purchase 135,0000 shares of common stock at the then current market price, which options vest ratably over a 3 year period. Mr. Bennett is also entitled to an option grant of 50,000 shares of common stock for the period January 3, 2003 through June 3, 2003 and an option grant of 50,000 shares of common stock for the period July 3, 2003 through Decemmber 3, 2003. These options shall also vest ratably over three year periods and are to be issued at then current market prices. Upon a change in control of the Company, all unvested options are to vest immediately.

Litigation. The Company and certain of it officers and directors became defendants in a lawsuit filed by a former employee. According to the lawsuit, the former employee is seeking severance of approximately $150,000. The defendant has named several officers and directors to be deposed, and has requested materials from the Company as part of discovery. If the lawsuit is settled quickly the total cost as estimated by the Company's litigators should be between $100,000 and $150,000. However, if the lawsuit goes to trial, the likelihood of which can not be determined at this time, the potential cost according to the Company's litigators may be in the neighborhood of $200,000 to $250,000 or greater. $150,000 has been included in accrued expenses in relation to this lawsuit.

Shareholder Rights Plan. On July 15, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan was designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders a premium. In connection with such adoption, a dividend was declared of one preferred share purchase right ("Purchase Right") for each outstanding share of common stock outstanding on August 5, 1999. Subject to certain exceptions, each share of common stock issued by the Company subsequent to such date also carried a Purchase Right.

The Purchase Rights became redeemable upon the Acquisition on May 17,2002. Subject to certain exceptions, the Purchase Rights were redeemable at a price of $0.001 per right. Since the amount owed most Rightsholders was less than $1.00, a letter was sent to all Rightsholders requesting they contact the Company in order for them to receive the amount they were owed. As of October 15, 2003 none of the Rightsholders have requested payment.

NOTE D NOTE RECEIVABLE ON COMMON STOCK

On July 14, 1986, James P. Jimirro, the Company's Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2003 and 2002 was approximately $157,000 and $151,000, respectively.

NOTE E MAJOR CUSTOMERS

During the year ended July 31, 2003, the Company earned revenue from three significant customers of approximately $695,000 representing 44%, 13%, and 12% of revenues. During the year ended July 31, 2002, the Company earned revenue from three significant customers of approximately $694,000 representing 21%, 15%, and 38% of revenues. During the year ended July 31, 2001, the Company earned revenue from three significant customers of approximately $245,000 representing 41%, 23% and 16% of revenues.

NOTE F STOCKHOLDER EQUITY

On May 17, 2002 the Company and the National Lampoon Acquisition Group (the "NLAG Group") entered into a Preferred Stock and Warrant Purchase Agreement, pursuant to which we agreed to sell certain members of the NLAG Group 35,244 units, each such unit consisting of one share of Series B Preferred and a warrant to purchase 28,169 shares of the Company's common stock at a purchase price of $3.55 per share prior to the second anniversary of the date of issuance of the warrant and $5.00 per share thereafter. The 35,244 units sold were valued at $100 each, with the total amount due to the Company of $3,524,400, reduced by $450,000 that had been previously paid to the Company in the form of extensions of a prior letter agreement, and $574,000 which was in the form of an offset for expenses previously paid by the NLAG that the Company has agreed to pay pursuant to the Purchase Agreement.

Further as part of the May 17, 2002 Purchase Agreement, the Company amended and restated the Restated Certificate of Incorporation, as amended, to effect among other things, the designation of 68,406 shares of the previously authorized 2,000,000 shares of Preferred Stock as Series B convertible Preferred Stock, and the elimination of Series A Preferred shares as an authorized series of preferred stock.

During the year ended July 31, 2003, the Company sold an additional 21,500 units to the NLAG group, under the same terms of the Purchase Agreement, for total proceeds of $2,115,000.

As discussed in Note C, Mr. Laikin's compensation of $200,000 per year was paid in the form of Series B Preferred stock.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H INCOME TAXES

The Company's provision for income taxes is as follows:

                                           For the Fiscal Year Ended
                                ================================================
                                July 31, 2003    July 31, 2002     July 31, 2001
                                =============    =============     =============
Federal income taxes                $    0            $    0           $     0
State income taxes                   2,424             1,600             1,600
                                     =====             =====            ======
Provision for income taxes          $2,424            $1,600           $ 1,600
                                     =====             =====            ======


A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                           For the Fiscal Year Ended
                                ================================================
                                July 31, 2003    July 31, 2002     July 31, 2001
                                =============    =============     =============
Statutory federal income
  tax rate                          (34%)            (34%)             (34%)
State income taxes
Amortization of intangible
  assets                              5%               5%                7%
Other, primarily utilization
  of valuation allowances            29%              29%               27%
                                =============    =============     =============
Effective tax rate                    0%               0%                0%
                                =============    =============     =============


The Company's effective tax rate is lower than the statutory rate due to the utilization of prior years operating losses not previously benefited.

For federal and state income tax purposes, as of July 31, 2003 the Company has available net operating loss carryforwards of approximately $6,295,430 and $4,295,430 respectively (expiring between 2008 and 2016) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                          As of                    As of
                                      July 31, 2003            July 31, 2002
                                  ======================   =====================
Net operating loss carryforwards             4,984,711                2,518,172
Accrued liabilities                            108,740                   75,794
Royalty reserves                                 6,000                    6,000
                                            ==========              ===========
                                             4,984,711                2,599,966
Valuation allowance                         (4,984,711)              (2,599,966)
                                            ==========              ===========
Net deferred tax assets                             --                       --
                                            ==========              ===========

Valuation allowances of $4,984,711 and $2,599,966 were recorded at July 31, 2003 and 2002, respectively, to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

NOTE I SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, during the fiscal year ended July 31, 1999 which changed the way the Company reports information about its operating segments. The Company operates in three business segments: licensing and exploitation of the National Lampoon trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments. Summarized financial information for the fiscal years ended July 31, 2003, 2002 and 2001 concerning the Company's segments is as follows:

                                    Trademark         Consumer Prod      Television         Total
                               ===================  =================   ============ ====================
Year Ended July 31, 2003
    Segment revenue                  $   904,000         $   12,000     $   92,000           $ 1,008,000
    Segment operating loss            (1,239,000)        (2,032,000)     (1,912,00)           (5,183,000)
    Identifiable assets                    5,000             38,000                               43,000
    Capital expenditures
                                                                         6,000                6,000
    Depreciation expense                                                                          19,000
                                      2,000                              17,000
Year Ended July 31, 2002
    Segment revenue                  $   913,000         $   30,000     $                    $   943,000
    Segment operating loss              (940,000)          (776,000)                          (1,716,000)
    Identifiable assets                    7,000                                                   7,000
    Capital expenditures
    Depreciation expense                                      8,000                                8,000
Year Ended July 31, 2001
    Segment revenue                  $   270,000         $   36,000     $                    $   306,000
    Segment operating loss              (210,000)          (769,000)                            (979,000)
    Identifiable assets                                      20,000                               20,000
    Capital expenditures
    Depreciation expense                                      7,000                                7,000


A reconciliation of segment operating income/(loss) to net income/(loss) before income taxes for the fiscal years ended July 31, 2003, 2002 and 2001 is as follows:

                                                                   For the Fiscal Year Ended
                                                    ========================================================
                                                       July 31, 2003        July 31, 2002     July 31, 2001
                                                    ===================  ===================  ==============
Segment operating loss                                     $(5,183,000)         $(1,717,000)    $ (979,000)
Amortization of intangible assets                             (781,000)            (240,000)      (240,000)
Stock appreciation rights benefit/(expense)                          -              843,000       (380,000)
Conversion of SARs to stock options                                  -             (140,000)
                                                                                                 -
Other income                                                    32,000              175,000
                                                                                                 -
Interest income                                                  7,000               13,000         56,000
Corporate expenses incurred related to the
change in control of the Company                                     -             (546,000)     (1,533,00
                                                            ==========           ==========      =========
Net income/(loss) before income taxes                      $(5,925,000)         $(1,612,000)    $(3,076,00)
                                                            ==========           ==========      =========

NOTE I SEGMENT INFORMATION (CONTINUED)

A reconciliation of reportable segment assets to consolidated total assets as of July 31, 2003 and 2002 is as follows:

                                                          For the Fiscal Year Ended
                                                 ===========================================
                                                   July 31, 2003            July 31, 2002
                                                 ==================       ==================
Total assets for reportable segments                    $   43,000               $    7,000
Intangible asset not allocated to segments               2,456,000                2,696,000
Cash and cash equivalents                                  140,000                1,024,000
Short-term investments
Other unallocated amounts                                   66,000                   18,000
                                                         =========                =========
Total assets                                            $2,705,000               $3,745,000

NOTE J JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture ("Joint Venture") established in 1975 for the development and production of the film National Lampoon's Animal House ("Film"). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and an expense recorded corresponding to the minority partners interest in the proceeds from the Joint Venture. The revenue received by the joint venture relating to the Film was approximately $0, $0, and $71,000 and for the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

NOTE K RELATED PARTY TRANSACTIONS

Bruce P. Vann, one of the Company's directors, is a partner of the law firm Kelly Lytton &Vann LLP retained by the Company for various legal matters. Legal expenses of approximately $108,000, $119,000, and $46,000 were incurred with respect to work performed by Mr. Vann's firm for the Company during the fiscal years ended July 31, 2003, 2002 and 2001.

See Notes C, D and G to these consolidated financial statements for information concerning certain transactions between the Company and the Company's Chairman, President and Chief Executive Officer.

NOTE L SUBSEQUENT EVENTS

We are negotiating a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which are anticipated to close by the end of November 2003 (the "November Anticipated Financing Transaction"). Pursuant to the terms of the November Anticipated Financing Transaction, Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, will invest approximately $8,000,000 (which includes approximately $2.5 million already loaned to us) in a new series of convertible preferred stock. The November Anticipated Financing Transaction is subject to numerous closing conditions, nevertheless, no assurance can be given that the November Anticipated Financing Transaction will be consummated. Upon receipt of funding, approximately $1.5 million will be paid to James P. Jimirro as part of the Reorganization Transaction of May 17, 2002. Upon Mr. Jimirro's receiving payment he will vacate his offices with the Company, and resign as president. Mr. Jimirro will retain his position as Chairman of the Board and the composition of the board will not change until he is paid another $1 million, to be paid out over the subsequent 12 month period.


                       STATEMENT OF OPERATIONS BY QUARTER
                             NATIONAL LAMPOON, INC.
                                    UNAUDITED

                  July 31,      April 30,    January 31,    October 31,   July 31,      April 30,    January 31,     October 31,
                    2003           2003         2003          2002         2002          2002          2002             2001
                 ============   ===========  ===========    ==========   ===========     =========    ==========    ===============
Net Sales
Gross                460,453       344,914      128,329        74,189       124,519       443,447       222,774            152,747
(Loss)/Profit     (1,880,953)   (1,159,966)  (1,401,106)    (1,618,64)   (1,706,592)     (103,536)      235,119           (225,058)
                 ============   ===========  ===========    ==========   ===========     =========    ==========    ===============
Income (loss)     (1,879,507)   (1,158,520)  (1,305,723)    (1,580,28)   (1,527,232)     (101,726)      238,485           (222,861)
                 ============   ===========  ===========    ==========   ===========     =========    ==========    ===============
Net income
(loss)           $ (1,879,507)  $(1,159,320) $(1,305,723)   $(1,580,28)  $(1,527,232)    $(101,726)   $  238,485    $      (222,861)
                 ============   ===========  ===========    ==========   ===========     =========    ==========    ===============
(Loss)/Earnings
per share        $     (1.24)   $    (0.77) $   (0.90)     $   (1.10)  $     (1.11)    $   (0.07)   $     0.17    $         (0.16)
                 ============   ===========  ===========    ==========   ===========     =========    ==========    ===============