Form 10-Q
period 2003-10-31
NATIONAL LAMPOON INC
filed 2003-12-15
CIK 798078

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarterly Period Ended October 31, 2003      Commission File No. 0-15284


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

                                  YES X NO ___
                                      --


As of December 12, 2003 the registrant had 1,533,418 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      AS OF               AS OF
                                                                  OCT. 31, 2003       JUL. 31, 2003
                                                                  -------------       -------------
                                                                  (UNAUDITED)
   CURRENT ASSETS
        Cash and cash equivalents                                 $     88,556         $    140,255
         Accounts receivable                                            96,700               18,390
        Prepaid expenses and other current assets                       15,551               15,636
                                                                  ------------         ------------

            Total current assets                                       200,807              174,281

   NON-CURRENT ASSETS
        Capitalized production costs                                   411,497               27,000
        Fixed assets, net of accumulated depreciation                   64,002               42,859
        Intangible assets                                            6,505,732            6,505,732
        Accumulated amortization of intangible assets               (4,109,578)          (4,049,578)
        Other assets                                                    24,160                4,500
                                                                  ------------         ------------

            Total non-current assets                                 2,895,813            2,530,513
                                                                  ------------         ------------
   TOTAL ASSETS                                                   $  3,096,620         $  2,704,794
                                                                  ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
        Accounts payable                                          $    135,227         $    183,485
        Accrued expenses                                               710,959              781,023
        Notes payable including $2,492,840 due to shareholders       2,954,730            1,443,856
         Deferred income                                               342,981              161,000
                                                                  ------------         ------------
          TOTAL LIABILITIES                                          4,143,897            2,569,364
                                                                  ------------         ------------
    MINORITY INTEREST                                                       --                   --

   SHAREHOLDERS' EQUITY (DEFICIT)
         Series B Preferred Stock, par value $.0001,
            68,406 shares  authorized, 63,607 and
            63,607 shares issued, respectively                               6                    6
        Common Stock, par value $.0001, 15,000,000 shares
            authorized, and 1,533,418 and 1,526,795 shares
            issued, respectively                                           153                  153
         Additional paid in capital                                 17,265,985           17,110,401
        Less: Note receivable on common stock                         (158,660)            (157,220)
                  Deferred compensation                               (986,298)          (1,001,066)
        Accumulated deficit                                        (17,168,463)         (15,816,844)
                                                                  ------------         ------------
          TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      (1,047,277)             135,430
                                                                  ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $  3,096,620         $  2,704,794
                                                                  ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                     ENDED OCT. 31,
                                                               2003                 2002
                                                            -----------         -----------
REVENUES
    Trademark                                               $    56,174         $    72,274
    Consumer products                                               505               1,915
    Advertising and promotion revenues                          216,250                  --
                                                            -----------         -----------
       Total revenue                                        $   272,929         $    74,189
                                                            -----------         -----------

COSTS AND EXPENSES
    Costs related to trademark revenue                            5,714               5,432
    Costs related to consumer products                            4,421               9,537
    Production Costs                                            378,724             163,639
    Amortization of intangible assets                            60,000              60,000
    Selling, general & administrative expenses                1,004,377             823,834
    Stock, warrants& options issued for services                170,351             630,388
                                                            -----------         -----------
        Total costs and expenses                              1,623,587           1,692,830
                                                            -----------         -----------
    OPERATING LOSS                                           (1,350,658)         (1,618,641)

OTHER INCOME
    Interest income                                               1,440               2,698
                                                            -----------         -----------
      Total other income                                          1,440               2,698
                                                            -----------         -----------
LOSS BEFORE MINORITY INTEREST AND INCOME
      TAXES                                                  (1,349,217)         (1,615,943)

Minority interest in loss of consolidated subsidiary                 --              37,283

Provision for income taxes                                        2,400               1,623
                                                            -----------         -----------
 NET LOSS                                                   ($1,351,618)        ($1,580,283)
                                                            ===========         ===========

  Net loss per share - basic and diluted                    ($     0.89)        ($     1.10)
                                                            ===========         ===========
  Weighted average number of common
    shares - basic and diluted                                1,527,095           1,437,473
                                                            ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED OCTOBER 31,
                                                                   2003                2002
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    ($1,351,618)        ($1,580,283)
    Adjustments to reconcile net loss to net cash
      provided by/(used in) operating activities:
         Depreciation and amortization                               67,051              69,734
         Other                                                       (1,440)             (1,440)
         Stock, warrants and options issued for services            170,351             630,388
    Changes in assets and liabilities:
         (Increase) in accounts receivable                          (78,310)            (25,000)
         (Increase) in prepaid expenses and other
             current assets, and other assets                       (19,575)            (10,290)
         (Decrease) in accounts payable                             (48,258)           (153,027)
         (Decrease) in accrued expenses                             (70,064)            (41,593)
         Production costs                                          (384,498)            (18,667)
         Increase in deferred revenues                              181,981                  --
         Minority interest                                                              (37,283)
                                                                -----------         -----------
    NET CASH AND CASH EQUIVALENTS
    USED IN OPERATING ACTIVITIES                                 (1,534,380)         (1,167,461)
                                                                -----------         -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Burly Bear networks                                   --            (200,000)
    Acquisition of equipment                                        (28,193)             (6,518)
                                                                -----------         -----------
    NET CASH AND CASH EQUIVALENTS
      USED IN INVESTING ACTIVITIES                                  (28,193)           (206,518)
                                                                -----------         -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Series B preferred stock issuance                      --             430,000
    Exercise of stock options                                            --              22,875
    Increase in notes payable                                     1,510,874                  --
                                                                -----------         -----------
    NET CASH AND CASH EQUIVALENTS
      PROVIDED BY FINANCING ACTIVITIES                            1,510,874             452,875
                                                                -----------         -----------
    NET (DECREASE) IN CASH AND CASH  EQUIVALENTS                    (51,699)           (921,104)

 CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                           140,255           1,024,207
                                                                -----------         -----------
 CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                             $    88,556         $   103,103
                                                                ===========         ===========

    Non cash investing and financing activities:

    Shares and options issued for services                      $   170,351         $         0
                                                                ===========         ===========
    Burly Bear acquisition                                      $         0         $   400,000
                                                                ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2003, and the results of operations and cash flows for the three month periods ended October 31, 2003 and 2002 have been included. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2003 included in the National Lampoon, Inc. ("Company" or "Registrant") annual report on Form 10-K for that period.

The results of operations for the three month period ended October 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the consummation of the Reorganization Transactions disclosed in detail in the Company's annual report on Form 10-K for the year ended July 31, 2002, the Company has initiated a number of new business activities, and significantly increased the Company's overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and the Company has been relying on funding received from a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham, as more fully more set forth in disclosures on the Form 10-K for the year ended July 31, 2003, in the form of securities purchased in connections with the Reorganization Transactions, and subsequent investment by Messrs. Laikin and Durham (the "NLAG Group") in the form of a loan, to fund operations. Since the consummation of the Reorganization Transactions, in which the Company received $2,085,318, subsequent warrant exercises have provided us with $1,305,000, although $200,000 of this amount was allocated for the Burly Bear transaction, and an additional $2,978,000 from the NLAG Group in the form of a loan. The Company is negotiating a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which are anticipated to close by the end of December 2003 (the "December Anticipated Financing Transaction"). Pursuant to the terms of the December Anticipated Financing Transaction, Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, will invest approximately $8,500,000 (which includes approximately $3.0 million already loaned to us by the NLAG Group) in a new series of convertible preferred stock. Of these amounts, approximately $1.5 million will be paid to James P. Jimirro as part of the Reorganization Transaction of May 17, 2002. The December Anticipated Financing Transaction is subject to numerous closing conditions and no assurance can be given that the December Anticipated Financing Transaction will be consummated. The Company's financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to the Company's ability to continue as a going concern. This explanatory paragraph may impact the Company's ability to obtain future financing.

NOTE B - EARNINGS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same as common equivalent shares have been excluded from the computation, as they would have an anti-dilutive effect. Options and warrants to purchase 203,612 and 28,159 common shares are not included in the calculation of diluted earnings per share during the three months ended October 31, 2003 and 2002 respectively because their inclusion would be anti-dilutive.

NOTE C - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution whose products are sold to consumers, and television production and distribution to college campuses. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the three segments. Summarized financial information for the three month periods ended October 31, 2003 and 2002 concerning the Company's segments is as follows:

                                         Trademark         Internet       Television          Total
                                        -----------      -----------      -----------      -----------
Three Months Ended October 31, 2003
     Segment revenue                    $    56,000      $     1,000      $   216,000      $   273,000
     Segment operating (loss)           ($  216,000)     ($  340,000)     ($  737,000)     ($1,293,000)

Three Months Ended October 31, 2002
     Segment revenue                    $    72,000      $     2,000               --      $    74,000
      Segment operating(loss)           ($  710,000)     ($  611,000)     ($  202,000)     ($1,523,000)

A reconciliation of segment operating loss to net income before income taxes for the three month periods ended October 31, 2003 and 2002 is as follows:


                                       FOR THE THREE MONTHS ENDED
                                     OCT. 31, 2003    OCT. 31, 2002
                                     -------------    -------------
Total segment operating (loss)        ($1,293,000)     ($1,523,000)
Amortization of intangible assets          60,000           60,000
Interest income                            (1,000)          (3,000)
                                      -----------      -----------
Net loss before income taxes          ($1,352,000)     ($1,580,000)
                                      ===========      ===========

NOTE D - LITIGATION

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray is claiming that he was unjustly terminated and is owed severance. Mr. Murray is alleging 3 causes of action: (i) breach of his employment agreement; (ii) wrongful termination of employment and breach of implied contract; and (iii) retaliatory termination of employment. On September 24, 2003, we filed an answer to the lawsuit. There is an initial status conference scheduled for December 12, 2003. To date, both parties have initiated discovery, although no depositions have as yet been taken. The parties have agreed to mediate the matter in February 2004.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

We are negotiating a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which are anticipated to close by the end of December 2003 (the "December Anticipated Financing
Transaction"). Pursuant to the terms of the December Anticipated Financing Transaction, Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, will invest approximately $8,500,000 (which includes approximately $3.0 million already loaned to us) in a new series of convertible preferred stock. Of these amounts, approximately $1.5 million will be paid to James P. Jimirro as part of the Reorganization Transaction of May 17, 2002. Upon Mr. Jimirro's receiving payment he will vacate his offices with the Company, and resign as president. Mr. Jimirro will retain his position as Chairman of the Board and the composition of the board will not change until he receives another $1 million, to be paid out over the subsequent 12-month period. The December Anticipated Financing Transaction is subject to numerous closing conditions and no assurance can be given that the December Anticipated Financing Transaction will be consummated.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition. The Company's trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes and DVDs, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured. Revenues from advertising and promotion are recognized when earned under the terms of the associated agreement or when the advertisement has been broadcast and the collection of such revenues are reasonably assured.

Production Costs. As provided by SOP 00-2, production costs are not capitalized unless there are advertising agreements in place from which the production will generate revenues. As a result, since there were limited advertising agreements in place for particular programs, the production costs incurred by National Lampoon Networks during the first quarter of fiscal 2004 were capitalized only to the extent of the revenues generated by those agreements. The balance of the production costs were expensed during the period.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 2003 VS. THE THREE MONTHS ENDED OCTOBER 31, 2002

         For the quarter ended October 31, 2003 trademark revenues were $56,174 compared to $72,274 for the quarter ended October 31, 2002, representing a decrease of 22%. This decrease resulted primarily from the receipt in the prior year of $25,000 for signing a letter of intent with a gaming company to produce National Lampoon casino type slot machine games. First quarter fiscal 2003 consumer products revenues of $505 decreased by 74% over fiscal 2002 consumer products revenues of $1,915. Decreased merchandise sales accounted for this change. Advertising and promotion revenues of $216,250 for the quarter ended October 31, 2003 were earned by National Lampoon Networks. There were no corresponding advertising and promotion revenues for National Lampoon Networks in the prior year, because National Lampoon Networks was acquired in September of 2002 and had just begun activities by the end of the fiscal quarter. Of the $216,250 in National Lampoon Networks revenues, approximately $124,000 were for advertising spots on National Lampoon Networks programs, and $92,000 were for promotional activities performed by National Lampoon Networks to promote third party motion pictures.

         Costs related to trademark revenue for the quarter ended October 31, 2003 increased to $5,714 from $5,432 during fiscal 2002 or 5%. The cost in both years is primarily from third party royalties associated with certain trademark revenues. Costs related to consumer products revenues were $4,421 during the quarter ended October 31, 2003 versus $9,537 during the quarter ended October 31, 2002, representing a decrease of 54%. This decrease in costs was related to the decrease in merchandise activities. Production costs of $378,724 in fiscal 2003 represents an increase of 131% over the $163,639 for the quarter ended October 31, 2002. The production costs in the current fiscal year resulted from the production of National Lampoon Networks programming. In accordance with SOP 00-2 production costs in excess of contracted advertising revenue has been expensed as incurred. Costs in the prior year included two direct response commercials, which cost $82,500 and National Lampoon Networks production of television programs totaling $81,139 for the quarter.

         Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended October 31, 2003 and 2002. Selling, general and administrative costs increased by $180,543 or 22% to $1,004,377 during the quarter ended October 31, 2003 from $823,834 during the same period last year. This increase resulted primarily from the increase of National Lampoon Networks costs because in the prior fiscal year the National Lampoon Networks division was operational for only approximately half of that quarter. National Lampoon Networks personnel costs increased by approximately $120,000, and marketing and promotional costs by $38,000 in fiscal 2003 over fiscal 2002. The Company also increased operations during the current fiscal year, which resulted in personnel costs increasing by approximately $97,000 in fiscal 2003 versus the same period in fiscal 2002.

Stock, warrants, and options issued for services costs decreased by $460,037 to $170,351 in the first quarter of fiscal 2004 from $630,388 in the prior fiscal year, representing a decrease of 73%. In the prior year there were a number of large warrant grants, versus several relatively small grants of options and stock thus far in this fiscal year, that were issued for services.

         Minority interest in loss of consolidated subsidiary of $37,283 for the quarter ended October 31, 2002 represents a credit against 15% of the loss of the wholly owned subsidiary, National Lampoon Networks ("NLN"), due to a third party owning a 15% interest in NLN. The Company could not recognize a comparable income in the current fiscal year, as the minority investors' share of the losses has exceeded their original investment. Interest income during the quarter ended October 31, 2003 decreased to $1,440 versus $2,698 during the quarter ended October 31, 2002. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year.

         For the three months ended October 31, 2003, the Company had a net loss of $1,351,618 or $.89 per share versus a loss of $1,580,283, or $1.10 per share for the quarter ended October 31, 2002. This decrease in the loss resulted primarily from a decline in costs from stock, warrants, & options issued for services. The increase in revenues in the current fiscal year was offset by an increase in costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of working capital during the quarter ended October 31, 2003 was from loans made by the NLAG Group. The Company's management believes that the December Anticipated Financing Transaction along with trademark and television revenues will fund its ongoing operations through the end of the current fiscal year. We anticipate that any shortfall will be covered by the NLAG Group and other investors.

         For the three months ended October 31, 2003, the Company's net cash flow used in its operating activities was $1,534,380 versus $1,148,794 during the three months ended October 31, 2002. This increase is the use of cash resulted primarily from an increase in production costs expended by the National Lampoon Networks. At October 31, 2003, the Company had cash and cash equivalents of $88,556 as compared to $140,255 at July 31, 2003.

         Since the consummation of the Reorganization Transactions, we have initiated a number of new business activities, including our August 2002 acquisition of substantially all the assets of Burly Bear, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided de minimis operating revenue and we have been relying on capital received from the NLAG Group in connection with the Series B Units purchased in connections with the Reorganization Transactions and in subsequent purchases pursuant to the Purchase Agreement to fund operations, as well as loans made by the NLAG Group. Since the consummation of the Reorganization Transactions, in which we received $2,085,718, subsequent purchases of Series B Units have provided us with $2,615,000 through March 31, 2003, their expiration. In addition the Company has received loans totaling $2,978,140 through December 6, 2003. Unless our revenues from new business activities significantly increase in the near term, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of December 6, 2003 we had cash on hand of $163,677, an amount which reflects an infusion of $66,500 loaned by the NLAG Group immediately prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $475,000 per month. We anticipate that any shortfall will be covered by the sale of additional equity, including the December Anticipated Financing Transaction, and the exercise of warrants held by the NLAG Group and other investors. If the NLAG Group declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a going concern. This explanatory paragraph may impact our ability to obtain future financing.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE.

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray is claiming that he was unjustly terminated and is owed severance. Mr. Murray is alleging 3 causes of action: (i) breach of his employment agreement; (ii) wrongful termination of employment and breach of implied contract; and (iii) retaliatory termination of employment. On September 24, 2003, we filed an answer to the lawsuit. There is an initial status conference scheduled for December 12, 2003. To date, both parties have initiated discovery, although no depositions have as yet been taken. The parties have agreed to mediate the matter in February 2004.

We believe the complaint to be totally without merit and intend to vigorously contest the matter. At this time, the outcome of the matter cannot be determined with any certainty.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

3.1         Company's Second Amended and Restated Articles of Incorporation (1)
3.2         Company's Amended and Restated Bylaws (1)
4.1         NLAG Registration Rights Agreement, dated May 17, 2002, among the
            Company, the members of the NLAG Group, and GTH Capital, Inc. (1)
4.2         Jimirro Registration Rights Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
4.3         Amended and Restated 1999 Stock Option, Deferred Stock and
            Restricted Stock Plan (2)
4.4         Piggyback Registration Rights Agreement, dated September 3, 2002 (5)
10.1        First Amendment to Preferred Stock and Warrant Purchase Agreement,
            dated as of May 17, 2002 (1)
10.2        2002 Employment Agreement Between J2 Communications and James P.
            Jimirro, dated May 17, 2002 (1)
10.3        Note Termination Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)
10.4        Security Agreement, dated May 17, 2002, between the Company and
            James P. Jimirro (1)
10.5        Absolute Assignment, dated May 17, 2002, between the Company and
            James P. Jimirro (1)
10.6        Termination of Stock Appreciation Rights Agreement, dated May 17,
            2002, between the Company and James P. Jimirro (1)
10.7        Mutual Release, dated May 17, 2002, among the Company, James P.
            Jimirro and the members of the NLAG Group (1)
10.8        Restated Indemnification Agreement, dated May 17, 2002, between the
            Company and James P. Jimirro (1)
10.9        2002 Employment Agreement Between J2 Communications and Daniel S.
            Laikin, dated May 17, 2002 (1)
10.10       Non-Qualified Stock Option Agreement, dated May 17, 2002, between the Company and Daniel S. Laikin (1)
10.11       Indemnification Agreement, dated May 17, 2002, between the Company and Daniel S. Laikin. (2)
10.12       Letter, dated May 17, 2002, regarding Termination of Surviving
            Provisions of Letter Agreement, from the Company to Daniel S.
            Laikin and Paul Skjodt (1)
10.13       Warrant Agreement, dated May 17, 2002, between the Company and GTH
            Capital, Inc (1)
10.14       Voting Agreement, dated May 17, 2002, among each of the members of the NLAG Group and James P. Jimirro (1)
10.15       Promissory Notes issued May 17, 2002, by the Company to law firms (1)
10.16       Form of Common Stock Warrant (including Schedule identifying material terms (1)
10.17       Agreement between Registrant and Harvard Lampoon, Inc. dated October 1, 1998 (3)
10.18       First Amendment to Office Lease between Registrant and Avco Center
            Corporation dated April 21, 2000 (4)
10.19       Letter Agreement between Registrant and Batchelder Partners, Inc., dated August 16, 2000 (4)
10.20       Amendment to Letter Agreement between Registrant and Batchelder
            Partners, Inc. dated August 16, 2000 (4)
10.21       Warrant Issued by Registrant to George Vandemann dated August 18, 2000 (4)
10.22       Asset Purchase Agreement dated August 30, 2002 between National
            Lampoon Networks, Inc., Burly Bear Network, Inc., Constellation
            Venture Capital, L.P. and J2 Communications (5)
10.23       Consulting Agreement with Zelnick Media and related Warrant Agreements (6)
10.24       Advisory Agreement with SBI USA and related Warrant Agreement (6)
10.25       Lease for New York office space (7)
10.26       2003 Employment Agreement between the Company and Douglas Bennett (7)
21          Subsidiaries of Registrant (7)
31.1        Certification pursuant to Section 302 of Sarbanes-Oxley - James P.
            Jimirro
31.2        Certification pursuant to Section 302 of Sarbanes-Oxley - James Toll
32          Certification pursuant to Section 906 of Sarbanes-Oxley - James P.
            Jimirro and James Toll

(1) Incorporated by reference to Form 8-K filed on May 31, 2002.
(2) Incorporated by reference to Form S-8 filed on June 26, 2002.
(3) Incorporated by reference to Form 10-Q for the period ended October 31, 1998
(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
(5) Incorporated by referenced to Form 8-K filed on September 9, 2002.
(6) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002.
(7) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2003.
(8) Filed herewith.


(B)       REPORTS ON FORM 8-K

        None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 15, 2003                 NATIONAL LAMPOON, INC.


                                         By: /s/James Toll
                                             --------------------------
                                             James Toll
                                             Chief Financial Officer