Form 10-K/A
period 2003-07-31
NATIONAL LAMPOON INC
filed 2003-12-19
CIK 798078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark one)

[x] Annual Report Pursuant to Section 13 or 15(d) ofthe Securities Exchange Act of 1934

                     For the Fiscal Year Ended July 31, 2003

                                       OR

[ ] Transition Report Pursaunt to Section 13 or 15(d) of the Securites Exchange Act of 1934

         For the transition period from ______________ to _____________

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

      Securities registered under Section 12(g) of the Exchange Act: Common
                            Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defefined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of January 31, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing sales price as reported by the OTC Bulletin Board) was $2,271,465 assuming all officers and directors are deemed affiliates for this purpose).

As of November 6, 2003 the Registrant had 1,533,418 shares of its common stock, par value $.0001, outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

PART III.
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    ITEM 11. EXECUTIVE COMPENSATION
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PART IV.
    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. SIGNATURES

INTRODUCTORY NOTE:

This Form 10-K/A is being filed solely for the purpose of correcting certain inadvertent omissions in the Form 10-K filed on November 13, 2003 in Part III, Items 10, 11 and 12, including the fact that the Equity Compensation Plan information was included in Item 5 instead of Item 12. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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


                                                                                                    Director
              Name                       Age                     Position                            Since
====================================     ===       ===============================================  ========
James P. Jimirro                          66       Director, Chairman, President and                  1986
                                                   Chief Executive Officer
James Fellows                             66       Director                                           1986
Bruce P. Vann                             47       Director                                           1986
Daniel S. Laikin                          41       Director and Chief Operating Officer               2000
Timothy S. Durham                         41       Director                                           2002
Paul Skjodt                               45       Director                                           2002
Joshua A. Finkenberg                      30       Director                                           2002
Douglas Bennett                           44       Executive Vice President
Jim Toll                                  50       Chief Finanical Officer

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

     JAMES TOLL has been employed as our Chief Financial Officer since August 2001. Mr. Toll has worked in the financial area for 22 years, including CBS Television Network in Los Angeles and Warner/Electra/Atlantic International (WEA International) Records in Burbank as a Senior Financial Analyst. Mr. Toll spent three years as head of the accounting department for the non-profit company WQED-West, and was involved with the production of the Emmy award winning seven part series, "The Planet Earth", and the production of National Geographic Specials during his tenure. From 1996 to 1999, Mr. Toll was employed as the Chief Financial Officer of Keller Entertainment Group, an international television production and distribution company. Mr. Toll also worked for the Company from approximately May 1987 through March 1993 as its Chief Financial Officer. Mr. Toll received his Bachelor of Arts degree from the University of California, Berkeley with Distinction and Honors in his major and a Master of Business Administration (Finance and Accounting) from the University of Southern California in l979 where he graduated in the top 15% of his class.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has determined that no member of the Audit Committee qualifies as an "audit committee financial expert" (as defined in the SEC rules). As disclosed in previous filings with the SEC, the composition of the Company's Board of Directors is determined pursuant to the provisions of a Voting Agreement. None of the individuals nominated for and elected to the Board in accordance with the Voting Agreement qualifies as an "audit committee financial expert."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's review of these forms and written representations from certain of the executive officers and directors, National Lampoon believes that all Section 16(a) filing requirements were met during fiscal year 2003, except as follows:

     (i) Form 4s to report stock option grants on June 30, 2003 were late in being filed for James P. Jimirro, James Toll, Timothy Durham, Paul Skjodt and Josh Finkenberg. James Fellows and Douglas Bennett also received option grants of June 30, 2003, which grants have not yet been reported on Form 4s.

     (ii) Douglas Bennett also received stock option grants on August 7, 2002 and October 14, 2002, which grants have not yet been reported on Form 4s. Mr. Bennett has not yet filed a Form 3.

CODE OF ETHICS

We are in the process of preparing a new Code of Ethics which will be filed as an exhibit to a future filing.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for each of the last three fiscal years of our Chief Executive Officer and up to four of our executive officers ("Named Officers") whose annual salary and bonus exceeded $100,000 during the fiscal year ended July 31, 2003.


                                                          Annual Compensation                   Long Term
                                                                                              Compensation
                                                  ====================================  ==========================
                                                                          Other Annual                   Stock         All Other
                                                                          Compensation     SARs         Options      Compensation
      Name and Position                    Year            Salary($)          ($)        (Shares)       (Shares)         ($)
===================================================================================================================================
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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTS

The following table sets forth the individual grants of stock options and stock appreciation rights made during the fiscal year ended July 31, 2003 to the Named
Officers:

                                                                                                Potential Realized Value
                                                                                                    at Assumed Annual
                                              % of Total                                          Rates of Stock Price
                                             Options/SARs                                             Appreciation
                             Options/          Granted to       Exercise                             for Option Term
                               SARs           Employees in       Or Base     Expiration     =================================
         Name                Granted         Fiscal Year      Price($/Sh)       Date              5%($)             10%($)
=============================================================================================================================
James P. Jimirro                35,000(1)            9%        $  4.64        05/13/10             285,057           453,905
Daniel Laikin                       --              --              --              --                  --                --
Douglas Bennett                190,000              49%        $  5.59        10/14/09           1,336,745         1,851,281
James Toll                      15,000               4%        $  6.00         6/30/10             105,533           146,154


(1) The options granted to Mr. Jimirro were immediately exercisable.

STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND YEAR END VALUES

Shown below is information for the Named Officers with respect to the exercise of stock options and the ownership of stock options and stock appreciation rights and their values as of July 31, 2003.

                                                                                                   Value of Unexercised
                                                             Number of Unexercised                 In-the-Money Options/
                                                          Options/SARs at July 31, 2003            SARs at July 31, 2003(1)
                         Shares                       ===================================     ===============================
                        Acquired       Value          Exercisable           Unexercisable     Exercisable       Unexercisable
    Name               On Exercise   Realized($)       (Shares)               (Shares)            ($)                ($)
============================================================================================================================
James P. Jimirro         66,664        180,037           635,001                     --             52,709           --
Daniel Laikin               --          --               102,333                     --                 --           --
Douglas Bennett             --          --                37,917                152,083                 --           --
James Toll               6,500         16,500              8,500                 15,000                 --           --


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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


NAME OF BENEFICIAL OWNER                 COMMON STOCK**                            SERIES B PREFERRED STOCK
------------------------                 --------------                            ------------------------

                           Number of Shares of     Percentage of Shares    Number of Shares of    Percentage of Shares
                           Beneficially Owned      Beneficially Owned      Beneficially Owned     Beneficially Owned
                           ------------------      ------------------      ------------------     ------------------
DIRECTOR AND EXECUTIVE

OFFICER S: (1)

James P. Jimirro,                   876,887 (2)          40.4%                         --                --
Chairman of the Board,
President and Chief
Executive Officer
James A. Fellows,                    30,833 (3)           2.0%                         --                --
Director
Bruce P. Vann, Director              20,331 (3)          1.3%*                         --                --
Daniel S. Laikin, Chief           1,945,186 (4)          58.9%                     29,796               48.4%
Operating Officer and
Director
Timothy S. Durham,                1,192,203 (4)           47%                      17,148               27.9%
Director
Paul Skjodt, Director               542,247 (4)          28.4%                      6,500               10.6%
Joshua A. Finkenberg,                15,000 (3)           1.0%                         --                --
Director
Douglas Bennett,                     67,069 (5)           4.2%                        426                 *
Executive Vice
President
James Toll, Chief                    15,000 (3)           1.0%                         --                --
Financial Officer
All Executive Officers
and Directors as a
group (consisting of  9
members)                              4,710,756          85.9%                     53,587               87.3%
OTHER 5% OWNERS:
NLAG Group (1), (4)               3,957,329 (4)          82.0 %                    56,394               91.9%
Ronald Holzer                       321,790 (6)          17.8%                      5,000               8.1%

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

(4) The following individuals and entities are referred to collectively as the NLAG Group: Daniel Laikin; Paul Skjodt; Timothy S. Durham; Diamond Investments, LLC; DC Investments, LLC; Judy B. Laikin; Betty A. Morgan; Samerian LLP; and DW Leasing Company, LLC. Each member of the NLAG Group may be deemed to beneficially own all of the shares of common stock that are deemed to be beneficially owned collectively by the NLAG Group, which includes shares of common stock that the members could acquire upon the conversion of shares of Series B Preferred and pursuant to warrants and options. As of October 1, 2003, the individual members of the NLAG Group have the following holdings:

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

(5) Consists of options to acqurie 55,069 shares of common stock, 213 shares of Series of Series B Preferred and warrants to acquire 6,000 shares of common stock.

(6) Includes 5,000 shares of Series B Preferred and warrants to purchase 140,845 shares of common stock.


EQUITY COMPENSATION PLAN INFORMATION

===================================   =================    ==================   ====================================================
Plan category                         Number of            Weighted-average     Number of securities remaining available for future
                                      Securities           exercise price of    issuance under equity compensation plans
                                      To be issued         outstanding          (excluding securities reflected in column (a))
                                      Upon exercise of     options
                                      outstanding          warrants and
                                      options              rights
                                      warrants and
                                      rights
===================================   =================    ==================   ====================================================
Equity Compensation
plans approved by
security holders                      5,304,323(1)         4.37                 59,834(2)
=================================     =================    ==================   ====================================================
Equity compensation
plans not approved
by security holders
=================================     =================    ==================   ====================================================
Total:                                5,304,323(1)         4.37                 59,834(2)
=================================     =================    ==================   ====================================================


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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


3.1      Company's Certificate of Incorporation

3.2      Company's Bylaws

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley - James P. Jimirro

31.2     Certification pursuant to Section 302 of Sarbanes-Oxley - James Toll

32       Certification pursuant to Section 906 of Sarbanes-Oxley


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 18, 2003


                                     By: /s/   James P. Jimirro
                                         ---------------------------------------
                                         James P. Jimirro,
                                         Chief Executive Officer


                                     By: /s/ James Toll
                                         ---------------------------------------
                                         James Toll,
                                         Chief Financial Officer