Form 10-Q
period 2004-01-31
NATIONAL LAMPOON INC
filed 2004-03-16
CIK 798078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarterly Period Ended January 31, 2004      Commission File No. 0-15284


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

                                 YES [X] NO [ ]


Indicate by check mark whether the registrant is an acceleration filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X ]


As of March 12, 2004 the registrant had 1,533,418 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                               JAN 31, 2004         JULY 31, 2003
                                                                    ------------         -------------
                                                                     (UNAUDITED)
   CURRENT ASSETS
      Cash and cash equivalents                                     $    145,997         $    140,255
       Accounts receivable                                               172,295               18,390
      Prepaid expenses and other current assets                           16,454               15,636
                                                                    ------------         ------------

          Total current assets                                           334,746              174,281

NON-CURRENT ASSETS
      Capitalized production costs                                        27,000              168,044
      Fixed assets, net of accumulated depreciation                       56,942               42,859
      Intangible assets                                                6,505,732            6,505,732
      Accumulated amortization of intangible assets                   (4,169,578)          (4,049,578)
      Other assets                                                         4,459                4,500
                                                                    ------------         ------------
          Total non-current assets                                     2,565,599            2,530,513
                                                                    ------------         ------------
 TOTAL ASSETS                                                       $  2,900,345         $  2,704,794
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $    388,862         $    183,485
      Accrued expenses                                                   824,607              781,023
      Notes payable                                                    3,931,612            1,443,856
      Deferred income                                                    100,000              161,000
                                                                    ------------         ------------
        TOTAL CURRENT LIABILITIES                                      5,245,081            2,569,364
                                                                    ------------         ------------

  MINORITY INTEREST                                                           --                   --

 SHAREHOLDERS' EQUITY
       Series B Preferred Stock, par value $.0001 per share,
         68,406 shares authorized, 63,607 shares issued                        6                    6
      Common Stock, par value $.0001 per share, 15,000,000
           shares authorized, 1,533,418 and 1,526,795 shares
          issued, respectively                                               153                  153
       Additional paid in capital                                     17,265,984           17,110,401
      Less: Note receivable on common stock                             (160,100)            (157,220)
                Deferred compensation                                   (838,533)          (1,001,066)
      Accumulated deficit                                            (18,612,246)         (15,816,844)
                                                                    ------------         ------------
        TOTAL SHAREHOLDERS' EQUITY                                    (2,344,736)             135,430
                                                                    ------------         ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  2,900,345         $  2,704,794
                                                                    ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS                      SIX MONTHS
                                                                         ENDED JAN. 31,                   ENDED JAN. 31,
                                                                   ---------------------------     ---------------------------
                                                                     2004              2003            2004           2003
                                                                   -----------     -----------     -----------     -----------
REVENUE
      Trademark ...............................................    $   559,270     $   115,392     $   615,443     $   187,665
      Consumer products .......................................         48,067           2,937          48,572           4,852
      Advertising .............................................        106,795          10,000         323,045          10,000
                                                                   -----------     -----------     -----------     -----------
         Total revenue ........................................        714,132         128,329         987,060         202,517

COSTS AND EXPENSES
      Costs related to trademark revenue ......................        340,893           2,280         346,607           7,712
      Costs related to consumer product revenue ...............          9,593          14,873          14,014          24,410
      Production costs ........................................        347,686         192,602         726,410         356,240
      Amortization of intangible assets .......................         60,000         150,167         120,000         210,167
      Selling, general & administrative expenses ..............      1,253,418       1,093,419       2,257 794       1,917,253
      Stock, warrants, & options issued for services ..........        147,765          76,094         318,116         706,482
                                                                   -----------     -----------     -----------     -----------
         Total costs and expenses .............................      2,159,355       1,529,435       3,782,941       3,222,264
                                                                   -----------     -----------     -----------     -----------
         OPERATING LOSS .......................................     (1,445,223)     (1,401,106)     (2,795,881)     (3,019,747)

OTHER INCOME
      Interest income .........................................          1,440           1,451           2,881           4,148
      Other income ............................................             --          32,214              --          32,214
                                                                   -----------     -----------     -----------     -----------
         Total other income ...................................          1,440          33,665           2,881          36,362
                                                                   -----------     -----------     -----------     -----------
         LOSS BEFORE MINORITY INTEREST
           AND INCOME TAXES ...................................     (1,443,783)      1,367,441)     (2,793,000)     (2,983,385)
                                                                   -----------     -----------     -----------     -----------

   Minority interest in loss of consolidated subsidiary .......             --          61,718              --          99,000
                                                                   -----------     -----------     -----------     -----------

   Provision for state income taxes ...........................             --              --           2,400           1,623
                                                                   -----------     -----------     -----------     -----------

         NET LOSS .............................................    $(1,443,783)    $(1,305,723)    $(2,795,400)    $(2,886,008)
                                                                   ===========     ===========     ===========     ===========

   Net loss per share-- basic and diluted .....................    $     (0.94)    $     (0.90)    $     (1.83)    $     (2.00)
                                                                   ===========     ===========     ===========     ===========

   Weighted average number of common shares-- basic and diluted      1,533,418       1,451,593       1,530,257       1,444,533
                                                                   ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS
                                                                          ENDED JANUARY 31,
                                                                     ---------------------------
                                                                         2004            2003
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income ............................................    $(2,795,400)    $(2,886,007)
   Adjustments to reconcile net loss/(income)
   to net cash used in operating activities:
      Depreciation and amortization .............................        134,110         242,055
      Stock, options, and warrants issued for services ..........        318,116         706,483
      Minority interest .........................................             --          99,000)
      Other .....................................................         (2,880)         (2,880)

   Changes in assets and liabilities:
      (Increase) in accounts receivable .........................       (153,905)           (980)
      (Increase)/decrease in prepaid expenses and other  assets .           (778)         (4,698)
      (Increase) in production costs ............................       (141,044)       (127,975)
      Increase/(decrease) in accounts payable ...................        205,378         (47,063)
      Increase/(decrease) in accrued expenses ...................         43,583         (16,627)
      (Decrease)/increase in deferred revenues ..................        (61,000)         25,000
                                                                     -----------     -----------
   NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES ...     (2,453,820)     (2,211,692)
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Burly Bear networks ...........................       (200,000)             --
   Purchase of fixed assets .....................................        (28,194)        (12,855)
                                                                     -----------     -----------
   NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES ...        (28,194)       (212,855)
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Series B preferred stock issuance .............      1,495,000              --
   Exercise of stock options ....................................         35,124
   Increase in notes payable ....................................      2,487,756              --
                                                                     -----------     -----------

   NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY FINANCING
       ACTIVITIES ...............................................      2,487,756       1,530,124
                                                                     -----------     -----------
NET INCREASE/(DECREASE) IN CASH AND AND CASH EQUIVALENTS ........          5,742        (894,423)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        140,255       1,024,207
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $   145,997     $   129.784
                                                                     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of investing and financing activities:

Stock and options issued for services of $318,116

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2004, and the results of operations and cash flows for the three and six month periods ended January 31, 2004 and 2003 have been included. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2003 included in the National Lampoon, Inc. ("Company" or "Registrant") annual report on Form 10-K for that period.

The results of operations for the three and six month periods ended January 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the consummation of the Reorganization Transactions disclosed in detail in the Company's annual report on Form 10-K for the year ended July 31, 2002, we have initiated a number of new business activities, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and we have been relying on funding received from a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham (the "NLAG Group"), as more fully more set forth in disclosures on the Form 10-K for the year ended July 31, 2003, in the form of securities purchased in connections with the Reorganization Transactions, and subsequent investment by Messrs. Laikin and Durham (NLAG Group) in the form of a loan, to fund operations. Since the consummation of the Reorganization Transactions, in which we received $2,085,318, subsequent warrant exercises have provided us with $1,305,000, although $200,000 of this amount was allocated for the Burly Bear transaction, and an additional $3,428,00 as of January 31, 2004 from the NLAG Group in the form of a loan. We had negotiated a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which had been anticipated to close by the end of December 2003 (the "December Anticipated Financing Transaction"), and would have resulted in additional investment in the Company of approximately $5.5 million. The December Anticipated Financing Transaction was not consummated. The Company is pursuing other investors with the intention of utilizing similar terms and conditions as those established in the December Anticipated Financing Transaction, however, no assurance can be given that the Company will be able to attract other investors. Our financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a going concern. This explanatory paragraph may impact our ability to obtain future financing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE C - EARNINGS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same as common equivalent shares and are excluded from the computation, as they would have an anti-dilutive effect. Options and warrants to purchase 92,557 and 37,252 common shares during the three months ended January 31, 2004 and January 31, 2003, and 149,084 and 37,252 for the six months ended January 31, 2004 and January 31, 2003 respectively are not included in the calculation of diluted earnings per share respectively because their inclusion would be anti-dilutive.

NOTE D - STOCK BASED COMPENSATION EXPENSE

The Company has adopted SFAS No. 123, Accounting for Stock Based Compensation, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There were no employee stock options granted during the six months ended Janaury 31, 2004, nor is there any current period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS 148.

NOTE E - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties, operation of the nationallampoon.com website and video distribution whose products are sold to consumers, and television productions and distribution to college campuses. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark, consumer products, and television segments. Summarized financial information for the three and six month periods ended January 31, 2004 and January 31, 2003 concerning the Company's segments is as follows:

                                                   TRADEMARK           CONSUMER          TELEVISION           TOTAL
                                                  -----------        -----------        -----------        -----------
        Three Months Ended January 31, 2004
           Segment revenue ................       $   559,000             48,000        $   107,000        $   714,000
           Segment operating income/(loss)           (127,000)          (365,000)          (893,000)        (1,385,000)

        Three Months Ended January 31, 2003
           Segment revenue ................       $   116,000        $     2,000        $    10,000        $   128,000
           Segment operating income .......          (348,000)          (519,000)          (290,000)        (1,157,000)

        Six Months Ended January 31, 2004
           Segment revenue ................       $   615,000        $    49,000        $   323,000        $   987,000
           Segment operating income/(loss)           (341,000)          (705,000)        (1,630,000)        (2,676,000)

        Six Months Ended January 31, 2003
           Segment revenue ................       $   188,000        $     4,000        $    10,000        $   202,000
           Segment operating income/(loss)           (966,000)        (1,211,000)          (501,000)        (2,678,000)

A reconciliation of segment operating income/loss to net income before income taxes for the three and six month periods ended January 31, 2004 and January 31, 2003 is as follows:

                                                       FOR THE THREE MONTHS ENDED
                                                    -------------------------------
                                                    JAN. 31, 2004     JAN. 31, 2003
                                                    -------------     -------------
        Total segment operating (loss)/income       $(1,385,000)       $(1,157,000)
        Amortization of intangible assets ...            60,000            150,000
        Interest income .....................            (1,000)            (1,000)
                                                    -----------        -----------
        Net loss before income taxes ........       $(1,444,000)       $(1,306,000)
                                                    ===========        ===========


                                                        FOR THE SIX MONTHS ENDED
                                                    -------------------------------
                                                    JAN. 31, 2004      JAN. 31, 2003
                                                    -------------     --------------
        Total segment operating loss ....            (2,676,000)        (2,680,000)
        Amortization of intangible assets               120,000            210,000
        Interest income .................                (3,000)            (4,000)
                                                    -----------        -----------
        Net loss before income taxes ....           $(2,793,000)       $(2,884,000)
                                                    ===========        ===========


NOTE F - LITIGATION

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray claimed that he was unjustly terminated and is owed severance. Mr. Murray alleged 3 causes of action: (i) breach of his employment agreement; (ii) wrongful termination of employment and breach of implied contract; and (iii) retaliatory termination of employment. On September 24, 2003, we filed an answer to the lawsuit. The matter was sent to arbitration on February 17, 2004 and was settled on that date. According to the terms of the Settlement and General Release Agreement, the Company is to pay to Mr. Murray and his lawyer a total of approximately $42,500. This amount is included in accrued expenses at January 31, 2004.

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

Production Costs. As provided by SOP 00-2, production costs are not capitalized unless there are advertising agreements in place from which the production will generate revenues. As a result, since there were limited advertising agreements in place for particular programs, the production costs incurred by National Lampoon Networks during the six months ended January 31, 2004 were capitalized only to the extent of the revenues generated by those agreements. The balance of the production costs was expensed during the period.

RECENT DEVELOPMENTS

The Company had negotiated a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin, which had been anticipated to close by the end of December 2003 (the "December Anticipated Financing Transaction"), and would have resulted in additional investment in the Company of approximately $5.5 million. The December Anticipated Financing Transaction was not consummated. The Company is pursuing other investors with the intension of utilizing similar terms and condition as those established in the December Anticipated Financing Transaction.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JANUARY 31, 2004 VS. THE THREE MONTHS ENDED JANUARY 31, 2003

      For the three months ended January 31, 2004 trademark revenues were $559,270 compared to $115,392 for the quarter ended January 31, 2003. This increase of 385% resulted from recognizing approximately $198,000 in revenue from a television pilot produced for American Movie Classics, $150,000 for four comedy videos produced for Image Entertainment, $27,500 for the sponsorship of a live event during the Sundance Film Festival, and approximately $180,000 from the annual royalty payment for "Animal House". During the second fiscal quarter of 2003, virtually the only trademark revenues were from the receipt of the annual royalty for "Animal House". Consumer products revenues for the quarter ended January 31, 2004 was $48,067 representing an increase of approximately 1,537% over the $2,937 recognized for consumer product revenues in the corresponding period for the quarter ended January 31, 2003. In the three months ended January 31, 2004, the Company earned $20,000 for a National Lampoon game developed by Activision and $22,500 for internet advertising, in addition to the sale of various product via the internet. In the corresponding period of the prior fiscal year the Company recognized only internet product sales as well as video sales of approximately $1,000. During the three months ended January 31, 2004, National Lampoon Network's revenues increased to $106,795 from $10,000 for the quarter ended January 31, 2003, representing an increase of 968%. National Lampoon, Inc. recorded approximately $71,000 in advertising income and $45,000 in promotional and sponsorship income during the three months ended January 31, 2004 versus just $10,000 in the corresponding period of the prior year. National Lampoon Networks was acquired in September 2002, and therefore there were limited revenues by January of 2003.

      Costs related to trademark revenue during the quarter ended January 31, 2004 increased to $340,893 from $2,280 during the second fiscal quarter of 2003, representing an increase of 14,851%. The increase in trademark revenues during the quarter in 2004, specifically the costs associated with the production of the American Movie Classic pilot program and the Image entertainment video production, accounted for the increase in trademark costs. Costs related to consumer products decreased from $14,873 during the quarter ended January 31, 2003 to $9,593 in the current quarter, representing a decrease of 36%. These costs include website development and maintenance, content creation and third party hosting of the website. An increase in web site writing costs were the primary reason for the higher costs during the quarter ended January 31, 2004. There were deminimus costs associated with the royalty from Activision and from the internet advertising. Television production costs of $347,686 represented an 81% increase from the $192,602 in the corresponding period of the prior year. National Lampoon Networks has increased its programming and distribution costs in an effort to increase revenues. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during the quarters ended January 31, 2004 and January 31, 2003. In addition the Company had amortized $90,167 of the intangible asset associated with the purchase of the Burly Bear network in the quarter ended January 31, 2003. The intangible asset acquired through the acquisition of Burly Bear, Inc. has been written off as of July 31, 2003 based upon the provisions of SFAS No. 144, "Accounting for the Impairment for Disposal of Long Lived Assets".

      Selling, general and administrative costs increased from $1,093,419 during the quarter ended January 31, 2003 to $1,253,418 during the same period in fiscal 2004. This increase of approximately $160,000 or 15% resulted primarily from an increase of personnel and consulting costs of approximately $180,000, and an increase in insurance costs of approximately $38,000. These increases were moderated somewhat by a decrease in legal and accounting fees of approximately $43,000 and a decrease in travel and entertainment expenses of $25,000. During the three months ended January 31, 2004, the Company recorded $147,765 in expense associated with the granting of options and warrants to advisors and consultants versus $76,094 in the same period in fiscal 2003 reflecting additional grants in the second quarter of the current fiscal year.

      Interest income during the quarter ended January 31, 2004 decreased to $1,440 versus $1,451 during the quarter ended January 31, 2003. This decrease resulted from a decrease in cash and cash equivalents held during the quarter versus the same period last year. Other income of $32,214 in the quarter ended January 31, 2003 resulted from the collection of monies from an insurance company due to loss of equipment that was insured. The minority interest in income of the consolidated subsidiary of $61,717 represents 15% of the loss of National Lampoon Networks due to the 15% ownership of National Lampoon Networks by a third party. Losses from National Lampoon Networks allocated to minority interest are limited to their investment. Therefore no additional minority interest benefit from losses is available to the Company.

      For the three months ended January 31, 2004, the Company had a net loss of $(1,443,783) or $(0.94) per share versus a net loss of $(1,305,723) or $(0.90)
per share for the three months ended January 31, 2003. This increase in net loss resulted primarily from an increase in personnel costs and an increase in the expense associated with the granting of stock warrants and options. During the quarters ended January 31, 2004 and 2003, the Company had no significant provision for income taxes.

THE SIX MONTHS ENDED JANUARY 31, 2004 VS. THE SIX MONTHS ENDED JANUARY 31, 2003

      For the six months ended January 31, 2004, trademark revenues were $615,443 as compared to $187,665 for the same period in 2003. This increase in trademark revenues of approximately 228% resulted primarily from increased revenue from the film "National Lampoon's Animal House" of approximately $50,000, as well as approximately $198,000 from American Movie Classics for delivery of a pilot program, $150,000 from Image Entertainment for the delivery of four made for video programs, and $27,500 for the sponsorship of a live event during the Sundance Film Festival. Consumer products revenues increased by $43,720 or 901% to $48,572 in the current six month from $4,852 during the same period of the prior year. Revenues of $20,000 from Activision for a National Lampoon video game and $22,500 for internet advertising in the six months ended January 31, 2004 accounted for this increase. Advertising revenues from National Lampoon Networks were $323,045 during the six months ended January 31, 2004 versus $10,000 for the same period in the prior year. National Lampoon Networks was acquired in September 2002, and therefore, there were very limited revenues during the prior fiscal year.

      Costs related to trademark revenues of $346,607 for the first six months of fiscal 2004 represents a 4,394% increase from the $7,712 in trademark costs for the first six months of fiscal year 2003. Costs associated with the American Movie Classics of approximately $188,000, Image Entertainment video production of $115,000 and the live event sponsorship revenue costs of approximately $16,000 accounted for this increase. Costs related to consumer products revenues of $14,014 decreased by 43% in the six months ended January 31, 2004 from $24,410 in the six months ended January 31, 2003. This reflects increased video and internet product sales in the six months ended January 31, 2004, which sales are accompanied by its respective cost of sales. In the six months ended January 31, 2004, the majority of consumer product revenues were generated by royalties and internet advertising for which there is no corresponding cost of sales. Production costs of $726,410 in the six months ended January 31, 2004 represents an increase of 104% from $356,240 in production costs from the six months ended January 31, 2003. This reflects increased activity in the production of National Lampoon Network programming. Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $120,000 during each of the six months periods ended January 31, 2004 and January 31, 2003. In addition the Company amortized $90,167 of the intangible asset associated with the purchase of the Burly Bear network. The Company as of the end of the second fiscal quarter of 2003 had been amortizing the intangible asset over a two year period. At year end of fiscal 2003 the intangible asset acquired through the acquisition of Burly Bear, Inc. was completely written off based upon the provisions of SFAS No. 144, "Accounting for the Impairment for Disposal of Long Lived Assets".

      Selling, general and administrative costs increased by $340,541 to $2,257,794 during the six months ended January 31, 2004 from $1,917,253 during the same period last year, representing an increase of 18%. This increase resulted primarily from personnel costs including salaries and consultants, which increased by approximately $444,000, travel and entertainment which increased by approximately $34,000, various other overhead costs associated with running a New York office for National Lampoon Networks of approximately $45,000, and interest expense in the six months ended January 31, 2004 due to the loan from the NLAG of approximately $55,000. The increase in other costs was moderated by a decrease in professional fees and filing costs of approximately $228,000 in the current period. In the prior year there was additional corporate activity including the purchase of substantially all of the assets of the Burly Bear Network, which resulted in the generation of additional professional and filing fees.

      During the six months ended January 31, 2004, the Company recorded $318,118 in expense associated with the granting of stock, options and warrants to advisors and consultants versus $706,482 in the six months ended January 31, 2003. The amount of stock, warrant, and option grants and the expense associated with the vesting of those grants was lesser in the first six months of the current fiscal year.

      Interest income during the six months ended January 31, 2004 decreased to $2,881 from $4,148 during the six months ended January 31, 2003. This decrease of 31% resulted from a decrease in cash and cash equivalents held during the six months ended January 31, 2004 versus the same period last year. Other income of $32,214 in fiscal 2003 resulted from the collection of monies from an insurance company due to the loss of equipment that was insured. The minority interest in income of consolidated subsidiary of $99,000 represents 15% of the loss of National Lampoon Networks reflecting the 15% ownership of National Lampoon Networks by a third party. No additional minority interest benefit from losses is available to the Company.

      For the six months ended January 31, 2004, the Company had a net loss of $2,795,400 or $1.83 per share versus a net loss of $2,886,007, or $2.00 per share, for the six months ended January 31, 2003. Increased trademark revenues in fiscal 2004 along with a reduction of stock, option, and warrant grants accounted for this reduction of loss of $90,608. During the six month periods ended January 31, 2004 and 2003, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of working capital during the six months ended January 31, 2004 was trademark income and funs loaned to the Company by the NLAG Group.

      For the six months ended January 31, 2004, the Company's net cash flow used in its operating activities was $2,453,820 versus $2,211,692 of net cash flow used in operating activities during the six months ended January 31, 2003. The decreased results are primarily from an increase in personnel and other costs that occurred with the increase in activities since the start up of National Lampoon Networks. The decrease in the current period of the expense associated with the granting of stock, warrants, and options is not a cash related expense and so is eliminated from the calculation of cash flow used in operating activities. The Company had cash and cash equivalents of $145,997 at January 31, 2004 as compared to $140,255 at July 31, 2003.

      Since the consummation of the Reorganization Transactions, we have initiated a number of new business activities, including our August 2002 acquisition of substantially all the assets of Burly Bear, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided de minimis operating revenue and we have been relying on capital received from the NLAG Group in connection with the Series B Units purchased in connections with the Reorganization Transactions and in subsequent purchases pursuant to the Purchase Agreement to fund operations, as well as loans made by the NLAG Group. Since the consummation of the Reorganization Transactions, in which we received $2,085,718, subsequent purchases of Series B Units have provided us with $2,615,000 through March 31, 2003, their expiration. In addition, the Company has received loans totaling $4,213,095 through March 12, 2004. Unless our revenues from new business activities significantly increase in the near term, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all.

      As of March 9, 2004, we had cash on hand of $66,500, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $450,000 per month. We anticipate that any shortfall will be covered by the additional investments by NLAG and eventually by the issuance of Series C Preferred Stock as was part of the Anticipated December 2003 Financing Transaction (referred to in the Company's Form 10Q for the quarter ended October 31, 2003); however, no assurance can be given that the Company will be able to attract other investors. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a "going concern". This qualification may impact our ability to obtain future financing.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE.

ITEM 4 - CONTROLS AND PROCEDURES

      The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray claimed that he was unjustly terminated and is owed severance. Mr. Murray alleged 3 causes of action: (i) breach of his employment agreement; (ii) wrongful termination of employment and breach of implied contract; and (iii) retaliatory termination of employment. On September 24, 2003, we filed an answer to the lawsuit. The matter was sent to arbitration on February 17, 2004 and was settled on that date. According to the terms of the Settlement and General Release Agreement, the Company is to pay to Mr. Murray and his lawyer a total of approximately $42,500.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-K

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

10.24 Advisory Agreement with SBI USA and related Warrant Agreement (6)

10.25 Lease for New York Office space (7)

10.26 Employment Agreement for Doug Bennett (7)

31.1 Certification of James P. Jimirro, Chief Executive Officer, pursuant to Rule 13a - 14(a)-15 d 14(a) (8)

31.2 Certification of James Toll, Chief Financial Officer, pursuant to Rule 13 a-14(a)/15d-14(a) (8)

32    Certification pursuant to 18 U.S. C. Section 1350 (8)


--------------

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

(B)   REPORTS ON FORMS 8-K

      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 14, 2004                         NATIONAL LAMPOON, INC.



                                              By: /s/James Toll
                                                  -----------------------

                                                  James Toll
                                                  Chief Financial Officer