Form 10-Q
period 2004-04-30
NATIONAL LAMPOON INC
filed 2004-06-14
CIK 798078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q
              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended April 30, 2004        Commission File No. 0-15284



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

                                YES [X]   NO [_]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [_] NO [X]

As of June 13, 2004 the registrant had 1,533,418 shares of its common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     AS OF           AS OF
                                                  APR. 30, 2004   JUL. 31, 2003
                                                  -------------   -------------
                                                   (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                    $      16,739   $     140,255
      Accounts receivable                               109,231          18,390
     Prepaid expenses and other current assets            8,428          15,636
                                                  -------------   -------------
         Total current assets                           134,398         174,281

NON-CURRENT ASSETS
     Capitalized production costs                       168,055          27,000
     Fixed assets, net of accumulated
       depreciation                                      61,081          42,859
     Intangible assets                                6,505,732       6,505,732
     Accumulated amortization of intangible
       assets                                        (4,229,578)     (4,049,578)
     Other assets                                         4,459           4,500
                                                  -------------   -------------
         Total non-current assets                     2,509,749       2,530,513
                                                  -------------   -------------
TOTAL ASSETS                                      $   2,644,147   $   2,704,794
                                                  =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             $     444,462   $     183,485
     Accrued expenses                                   826,845         781,023
     Notes payable, including related parties
       of $4,447,798                                  4,841,105       1,443,856
     Deferred income                                    100,000         161,000
                                                  -------------   -------------
       TOTAL LIABILITIES                              6,212,412       2,569,364
                                                  -------------   -------------

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred Stock Series B, par value
       $.0001, 68,406 shares authorized, 63,607
       and 63,607 shares issued respectively.                 6               6
     Common Stock, no par value, 15,000,000
       shares authorized, 1,533,418 and
       1,526,795 shares issued, respectively                153             153
     Additional paid in capital                      17,265,984      17,110,401
     Less: Note receivable on common stock             (161,540)       (157,220)
           deferred compensation                       (676,652)     (1,001,066)
     Accumulated deficit                            (19,996,216)    (15,816,844)
                                                  -------------   -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT)          (3,568,265)        135,430
                                                  -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   2,644,147   $   2,704,794
                                                  =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                    NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS                  NINE MONTHS
                                              ENDED APR. 30,                ENDED APR. 30,
                                           2004           2003           2004           2003
                                       ------------   ------------   ------------   ------------
REVENUE
   Trademark                           $    263,824   $    267,771   $    879,267   $    455,436
   Consumer products                          5,557          5,080         54,130          9,932
   Advertising and promotion                231,387         72,063        554,432         82,063
                                       ------------   ------------   ------------   ------------
     Total revenue                          500,768        344,914      1,487,829        547,431
                                       ------------   ------------   ------------   ------------

COSTS AND EXPENSES
   Costs related to trademark revenue        52,545         68,032        399,152         75,743
   Costs related to consumer products
     revenue                                 14,323          3,151         28,337         27,562
   Television promotion and
     distribution costs                     396,758        113,491      1,123,168        469,731
   Amortization of intangible assets         60,000        127,625        180,000        337,792
   Selling, general & administrative
     expenses                             1,200,687      1,079,697      3,458,481      2,996,950
   Stock, warrants, & options issued
     for services                           161,881        112,884        479,997        819,366
                                       ------------   ------------   ------------   ------------
     Total costs and expenses             1,886,194      1,504,880      5,669,135      4,727,144
                                       ------------   ------------   ------------   ------------
     OPERATING LOSS                      (1,385,426)    (1,159,966)    (4,181,306)    (4,179,713)
OTHER INCOME
   Interest income                            1,440          1,446          4,320          5,594
   Other income                                  --             --             --         32,214
                                       ------------   ------------   ------------   ------------
     Total other income                       1,440          1,446          4,320         37,808
                                       ------------   ------------   ------------   ------------
LOSS BEFORE MINORITY INTEREST AND
AND INCOME TAXES                         (1,383,986)    (1,158,520)    (4,176,986)    (4,141,905)
Minority interest in loss of
  consolidated subsidiary                        --             --             --         99,000

  Provision for state income taxes               --            800          2,400          2,424
                                       ------------   ------------   ------------   ------------
     NET LOSS                          $ (1,383,986)  $ (1,159,320)  $ (4,179,386)  $ (4,045,329)
                                       ============   ============   ============   ============

  Net loss per share - basic and
    diluted                            $      (0.90)  $      (0.77)  $      (2.73)  $      (2.76)
                                       ============   ============   ============   ============
  Weighted average number of common
    shares - basic and diluted            1,533,418      1,501,190      1,531,310      1,463,419
                                       ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                    NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        FOR THE NINE MONTHS
                                                           ENDED APR. 30,
                                                         2004          2003
                                                      -----------   -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                        $(4,179,386)  $(4,045,329)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Depreciation and amortization                  202,178       441,264
           Stock, options and warrants issued for
             services                                     479,997       819,366
            Minority interest                                  --       (99,000)
           Other                                           (4,320)       (4,320)
      Changes in assets and liabilities:
           Increase in accounts receivable                (90,841)      (50,213)
           (Increase)/decrease in other current
             assets                                         7,207        (6,767)
            Decrease/(increase) in other assets                41        (4,500)
            (Increase) in production costs               (141,055)     (267,038)
            Increase/(decrease) in accounts
              payable                                     260,978      (127,295)
            Increase/(decrease) in accrued
              expenses                                     45,835       (86,897)
            (Decrease)/increase in deferred
              revenues                                    (61,000)      100,000
                                                      -----------   -----------
        NET CASH USED IN OPERATING ACTIVITIES          (3,480,366)   (3,330,729)
                                                      -----------   -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Burly Bear networks                       --      (200,000)
      Purchase of fixed assets                            (40,399)      (56,455)
                                                      -----------   -----------
      NET CASH AND CASH EQUIVALENTS
        USED IN INVESTING ACTIVITIES                      (40,399)     (256,455)
                                                      -----------   -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Series B preferred stock                   --     2,115,000
   issuance
      Exercise of stock options                                --        35,125
      Increase in notes payable                         3,397,249       576,053
                                                      -----------   -----------
      NET CASH AND CASH EQUIVALENTS
        PROVIDED BY FINANCING ACTIVITIES                3,397,249     2,726,178
                                                      -----------   -----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS             (123,516)     (861,006)

   CASH AND CASH EQUIVALENTS
      BEGINNING OF PERIOD                                 140,255     1,024,207
                                                      -----------   -----------
   CASH AND CASH EQUIVALENTS
      END OF PERIOD                                   $    16,739   $   163,201
                                                      ===========   ===========
Supplemental disclosure of non-cash investing
  and financing activities:
Stock, warrants, and options issued for services      $   479,997   $   819,366
                                                      ===========   ===========
Common stock issued in Burly Bear Acquisition         $        --   $   400,000
                                                      ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual consolidated financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2004, and the results of operations and cash flows for the three and nine month periods ended April 30, 2004 and 2003 have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended July 31, 2003 included in the National Lampoon, Inc. ("Company" or "Registrant") annual report on Form 10-K for that period.

The results of operations for the three and nine month periods ended April 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since the consummation of the Reorganization Transactions disclosed in detail in the Company's annual report on Form 10-K for the year ended July 31, 2002, we have initiated a number of new business activities, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and we have been relying on funding received from a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham (the "NLAG Group"), as more fully set forth in disclosures on the Form 10-K for the year ended July 31, 2003, in the form of securities purchased in connection with the Reorganization Transactions, and subsequent investment by Messrs. Laikin and Durham (NLAG Group) in the form of a loan, to fund operations. Since the consummation of the Reorganization Transactions, in which we received $2,085,318, subsequent warrant exercises have provided us with $1,305,000, although $200,000 of this amount was allocated for the Burly Bear transaction, and we received an additional $4,385,298 as of June 12, 2004 from the NLAG Group in the form of a loan. We had negotiated a series of agreements with certain parties, which had been anticipated to close by the end of December 2003 (the "December Anticipated Financing Transaction"), and would have resulted in additional investment in the Company of approximately $5.5 million. The December Anticipated Financing Transaction was not consummated. The Company is pursuing other investors with the intention of utilizing similar terms and conditions as those established in the December Anticipated Financing Transaction. Our consolidated financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a going concern. This explanatory paragraph may impact our ability to obtain future financing.

NOTE B - STOCK OPTIONS

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation", issued in October 1995. In accordance with SFAS No. 123, The Company has elected to follow Accounting Principles Board ("APB) Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company elected to recognize compensation expense based on the fair value of the options granted on their grant date as prescribed by SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

                                                               3 Months Ended                 9 Months Ended
                                                                  April 30                       April 30
                                                            2004            2003           2004           2002
                                                            ----            ----           ----           ----

Net income/(loss) - as reported                          $(1,383,986)    $(1,159,320)   $(4,179,386)   $(4,045,326)
APB 25 expense recognized                                         --              --             --             --
Stock option compensation under-fair value method             78,415          67,160        258,186        203,876
Net income/(loss)-pro forma                              $(1,462,401)    $ (1226,480)    (4,437,572)   $(4,276,202)
Basic & diluted earnings/(loss) per share-as reported    $     (0.90)    $     (0.77)   $     (2.73)   $     (2.76)
Basic & diluted earnings/(loss) per share-pro forma      $     (0.95)    $     (0.82)   $     (2.90)   $     (2.92)


NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

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

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements


NOTE D - CAPITALIZED FILM COSTS

Pursuant to Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films", issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the Company values its film costs at the lower of unamortized cost or net realizable value on an individual title basis in accordance with generally accepted accounting principles. Capitalized film costs represent those costs incurred in the development, production and distribution of television projects. Amortization of film cost is charged to expense, and third party participations are accrued, using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management.


NOTE E - EARNINGS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same as common equivalent shares and are excluded from the computation, as they would have an anti-dilutive effect. Options and warrants to purchase 43,791 and 218,239 common shares during the three months ended April 30, 2004 and 2003, and 113,987 and 278,724 for the nine months ended April 30, 2004 and 2003 respectively are not included in the calculation of diluted earnings per share respectively because their inclusion would be anti-dilutive.


NOTE F - SEGMENT INFORMATION

The Company operates in three business segments: licensing and exploitation of the "National Lampoon" trademark and related properties; sale of consumer products from the nationallampoon.com website and other consumer product sales; and television production and distribution from the National Lampoon Network . Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income, certain corporate expenses related to prior year Recent Developments - which led to the Reorganization Transaction and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and internet segments. Summarized financial information for the three and nine month periods ended April 30, 2004 and 2003 concerning the Company's segments is as follows:

                                            Trademark   Consumer Prod       Television            Total
                                      -------------------------------------------------------------------
Three Months Ended April 30, 2004
     Segment revenue                      $   264,000     $     6,000      $   231,000      $   501,000
     Segment operating (loss)/income         (223,000)       (502,000)        (600,000)      (1,325,000)

Three Months Ended April 30, 2003
     Segment revenue                      $   268,000     $     5,000      $    72,000      $   345,000
     Segment operating income/(loss)         (130,000)       (385,000)        (517,000)      (1,032,000)

Nine Months Ended April 30, 2004
     Segment revenue                         $879,000     $    54,000      $   555,000      $ 1,488,000
     Segment operating (loss)/income         (566,000)     (1,207,000)      (2,230,000)      (4,003,000)

Nine Months Ended April 30, 2003
     Segment revenue                      $   456.000     $     9,000      $    82,000      $   547,000
     Segment operating income/(loss)       (1,098,000)     (1,596,000)      (1,019,000)      (3,713,000)


A reconciliation of segment operating loss to net income before income taxes for the three and nine month periods ended April 30, 2004 and 2003 is as follows:


                                                    FOR THE THREE MONTHS ENDED
                                                 APR. 30, 2004    APR. 30, 2003
                                                 -------------    -------------
     Total segment operating (loss)/income       $  (1,325,000)   $  (1,032,000)
     Amortization of intangible assets                  60,000          128,000
     Interest income                                    (1,000)          (1,000)
                                                 -------------    -------------
     Net (loss)/income before income taxes       $  (1,384,000)   $  (1,159,000)
                                                 =============    =============


                                                    FOR THE NINE MONTHS ENDED
                                                 APR. 30, 2004    APR. 30, 2003
                                                 -------------    -------------
     Total segment operating loss                $  (4,003,000)   $  (3,713,000)
     Amortization of intangible assets                 180,000          338,000
     Interest income                                    (4,000)          (6,000)
                                                 -------------    -------------
     Net (loss)/income before income taxes       $  (4,179,000)   $  (4,045,000)
                                                 =============    =============



                    NATIONAL LAMPOON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LITIGATION

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray claimed that he was unjustly terminated and was owed severance. The matter was sent to arbitration on February 17, 2004 and was settled on that date. According to the terms of the Settlement and General Release Agreement, the Company paid to Mr. Murray and his lawyer a total of approximately $42,500, of which all has been accrued for during prior quarters.

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

Production Costs. As provided by SOP 00-2, production costs are not capitalized unless there are advertising agreements in place from which the production will generate revenues. As a result, since there were limited advertising agreements in place for particular programs, the production costs incurred by National Lampoon Networks during the nine months ended April 30, 2004 were capitalized only to the extent of the revenues generated by those agreements. The balance of the production costs was expensed during the period.

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

OVERVIEW

National Lampoon, Inc. creates and provides cutting-edge comedic entertainment to its audiences, which are primarily young adults between the ages of 18 and
25. We believe that the National Lampoon brand is one of the strongest in the comedic entertainment market. Our business was reorganized in May 2002 for the purpose of expanding the use of the brand. The costs related to the reorganization of the business and the expansion into wider markets have been substantial. To date, we have been unable to generate enough revenue to sustain our operations and we have been dependent on investments and loans provided to us by a group that includes Mr. Daniel Laikin, our Chief Operating Officer and a director, and Mr. Timothy Durham, a director. This group is referred to in the discussions below as "NLAG" or "the NLAG Group". We are not certain when or if we will ever be profitable. If the NLAG Group ceases to provide loans to us and we are not able to raise funds through sales of our securities, we would have to significantly scale back our operations and, possibly, curtail them altogether.

Overall, during the past three month and nine month periods, our revenues have increased over the same periods in the last fiscal year by 45% and 172%, respectively, from approximately $345,000 to $501,000 for the three months, and from $547,000 to $1,487,829 for the nine months ended April 30 2003 and 2004. Our costs and expenses during these same periods have increased only by 25% and 20%, respectively, from approximately $1,505,000 to $1,886,000 for the three month period, and from $4,727,000 to $5,669,000 for the nine month period ended April 30, 2003 and 2004 respectively. Overall for the three months ended April 30, 2004 and 2003, the Company had a net loss of $1,383,986, or $0.90 per share, versus net loss of $1,159,320, or $0.77 per share and for the nine months ended April 30 2004 and 2003, the Company had a net loss of $4,179,386 or $2.73 per share, versus a net loss of $4,045,329, or $2.76 per share respectively. This was due primarily to increased losses from the National Lampoon Networks and an increase of personnel and interest costs in the current fiscal year.


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED APRIL 30, 2004 VS. THE THREE MONTHS ENDED APRIL 30, 2003

      For the three months ended April 30, 2004 trademark revenues were $263,824 as compared to $267,771 for the quarter ended April 30, 2003 representing a decrease of 1%. Trademark revenues from the "National Lampoon Vacation" films increased by $87,000 or 40% versus fiscal 2003, but this increase was offset by revenues from AMC for the production of a pilot program and publishing royalties received in the prior year. Consumer product revenues, which consists of merchandise sold via the National Lampoon web site along with video sales of $5,557 for the 3rd fiscal quarter of 2004 were 9% higher than the $5,080 earned during the same period in the prior year. A slight increase in Internet merchandize sales explains this variance. Advertising and promotional revenues of $231,387 represents an increase of 221% over the $72,063 earned in the 3rd fiscal quarter of 2003. These revenues were generated by the wholly owned subsidiary, National Lampoon Networks. National Lampoon Networks began operations in August of the prior fiscal year as a result of the asset purchase of Burly Bear Networks, Inc. Greater operating experience and a greater sales effort resulted in increased advertising and promotion income in the 3rd quarter of the current fiscal year.

      Costs related to trademark revenue during the quarter ended April 30, 2004 decreased to $52,545 from $68,032 for the quarter ended April 30, 2003, representing a 23% decrease. Costs associated with television productions in the prior year account for this decrease. Costs related to consumer product revenues increased to $14,323 during the quarter ended April 30, 2004 from $3,151 for the same period in fiscal 2003. Increased expenditures on website content accounts for this variance. Production costs of $396,758 represent an increase of $283,267 or 250% over the 3rd fiscal 2003 cost of $113,491. These costs are associated with the cost of producing, delivering, and broadcasting the National Lampoon Network programs via cable and directly by college campuses. National Lampoon Network began operations in September of fiscal 2003 and so costs and operations increased during the 3rd quarter of the current fiscal year from the same period in the prior year.

      Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended April 30, 2004 and $127,625 for the 3rd fiscal quarter of 2003. The additional amounts in fiscal 2003 relate to the Burly Bear intangible asset recognized at $541,000 which was being amortized over a two year period during most of the prior fiscal year. For the quarter ended April 30, 2003, $67,625 was amortized, resulting in an increase in the amortization of intangible assets for the 3rd fiscal quarter of 2003 by that amount. Impairment of the Burly Bear intangible assets was recognized at the end of fiscal 2003, and so was written off in full by the end of that fiscal year.

      Selling, general and administrative costs increased to $1,200,687 during the quarter ended April 30, 2004 versus $1,079,697 during the same period last year. This increase of approximately $121,000 or 11% resulted primarily from increased personnel costs of $82,000 and increased interest costs of $45,000 from continued borrowing from the NLAG to fund operations. These increases were incurred since the Reorganization Transaction where the level of operations were increased significantly along with the start up of operations of National Lampoon Networks, which includes opening offices in New York City. During the 3rd quarter of the current fiscal year stock, increased vesting of warrants and options issued for services resulted in a cost during the current quarter of $161,881 versus $112,884 during the same period of the prior fiscal year.

      For the three months ended April 30, 2004, the Company had a net loss of $1,383,986, or $0.90 per share, versus net loss of $1,159,320, or $0.77 per share, for the three months ended April 30, 2003. This increase in net loss of approximately $223,000 or 19% resulted primarily from an increase in the net loss attributable to National Lampoon Network of approximately $124,000, and an increase of selling general and administrative costs of approximately $122,000 due to increased personnel costs and interest expense. During the quarter ended April 30, 2004 and 2003, the Company had no significant provision for income taxes due to the losses incurred.

THE NINE MONTHS ENDED APRIL 30, 2004 VS. THE NINE MONTHS ENDED APRIL 30, 2003

      For the nine months ended April 30, 2004 trademark revenues were $879,267 as compared to $455,436 for the nine months ended April 30, 2003. The increase in trademark revenues of approximately $424,000 or 93% resulted primarily from increases in revenues from the films "National Lampoon's Animal House" of approximately $48,000, the three "National Lampoon's Vacation" films of approximately $86,000, the production of 4 videos for Image Entertainment for $114,500 and a pilot for AMC which brought in approximately $198,000. Consumer products revenues including sale of videos and website merchandise of $54,130 in the nine months ended April 30, 2004 represents an increase of $44,198 or 445% increase from consumer products revenues of $9,932 during the same period in the prior fiscal year. The increase was due primarily to revenues of $20,000 from Activision for the production of a video game, and internet advertising revenues of approximately $22,500 Advertising and promotion revenues of $554,432 represents an increase of $472,369 or 576% from the $82,063 generated by the National Lampoon Networks during the same nine month period in the prior fiscal year. National Lampoon Networks began operations in September of the prior fiscal year, and so revenues were deminimus for a number of months as programs were produced and sales people were hired.

      Costs related to trademark revenue during the nine months ended April 30, 2004 increased to $399,152 from $75,743 for the same period ended April 30, 2003, representing an increase of approximately $323,000 or 427%. This was primarily due to increased costs associated with the Image Entertainment videos and the AMC pilot together costing $304,000, as well as costs associated with a Live Event in Sundance, costing approximately $30,000. There were no corresponding costs during the prior fiscal year. Costs related to consumer product revenues increased to $28,337 during fiscal 2004 from $27,562 for the same period in fiscal 2003, representing an increase of 3%. These costs include website development and maintenance, content creation and cost of video duplication. Increased costs of web site writing costs accounted for the majority of the increase.

      Costs associated with the production, distribution, and broadcasting of National Lampoon Network programming was the main factor accounting for production costs in the current fiscal year of $1,123,168 versus $469,731 in the first nine months of fiscal 2003, representing an increase of approximately $553,000 or 139%. National Lampoon Networks began operations in September of the prior fiscal year, and it took a number of months to hire personnel, establish offices and set the general operations in motion.

      Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $180,000 during each of the nine months ended April 30, 2004 and 2003. In addition during the prior fiscal year, the Company amortized $157,792 of the Burly Bear intangible asset, established with the acquisition of the assets of the Burly Bear Networks, Inc. in August of 2002. Impairment of the Burly Bear intangible asset was recognized during the prior fiscal year, and so it was fully written off by July 31, 2003.

      Selling, general and administrative costs increased to $3,458,481 during the nine months ended April 30, 2004 versus $2,996,950 during the same period in the prior year. This increase of approximately $462,000 or 15% resulted primarily from increased personnel costs of approximately $587,000, increased interest costs of approximately $101,000 associated with the NLAG loan to the Company, and increased general office costs of approximately $79,000. These increases were offset somewhat by a reduction in marketing costs of approximately $40,000, and no costs associated with the acquisition of Burly Bear or the Reorganization Transaction of May of 2002 in the current year. Burly Bear acquisition and Reorganization Transaction costs during the prior fiscal year totaled approximately $265,000.

      Stock, warrants, and options issued for services in the nine months of the current fiscal year totaled $479,997 versus $819,366 in the prior fiscal year, representing a decrease of approximately 339,000 or 41%. Fewer warrants and options were granted and vested during the current fiscal year.

      Interest income during the nine months ended April 30, 2004 decreased to $4,321 versus $5,594 during the nine months ended April 30, 2003. This decrease resulted from a decrease in cash and cash equivalents held during the nine months ended April 30, 2004 versus the same period in the prior year. Other income of $32,214 in the prior fiscal year resulted from the collection of monies from an insurance company due to the loss of insured equipment. The minority interest in income of consolidated subsidiary of $99,000 represents 15% of the loss of National Lampoon Networks reflecting the 15% ownership of National Lampoon Networks by a third party. The minority interest share of the losses cannot exceed $99,000, and so there was no corresponding benefit in the current fiscal year.

      For the nine months ended April 30, 2004, the Company had a net loss of $4,179,386 or $2.73 per share, versus a net loss of $4,045,329, or $2.76 per share, for the nine months ended April 30, 2003. This increase in net loss of approximately $135,000 or 3% resulted primarily from (i) an increase of the losses attributable to National Lampoon Networks of approximately $181,000, (ii) the increase in personnel, interest costs, and general office costs of approximately $767,000, (iii) offset somewhat by reduced amortization costs of approximately $158,000, reduced expenses associated with the issuing of stock, warrants, and options of approximately $340,000, and reduced professional fees associated with corporate acquisitions and reorganizations. of approximately $265,000. During the nine months ended April 30, 2004 and 2003, the Company had no significant provision for income taxes due to the losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of working capital during the year to date ended April 30, 2004 was trademark income and loans received from the NLAG.

      For the nine months ended January 31, 2004, the Company's net cash flow used in its operating activities was approximately $3,480,000 versus $3,331,000 of net cash flow used in operating activities during the nine months ended April 30, 2003. This decrease of $149,000 results primarily from an increase in the Company's net loss during the current fiscal year. At April 30, 2004, the Company had cash and cash equivalents of $16,739 as compared to $140,255 at July 31, 2003.

      Since the completion of the Reorganization Transactions, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We are also actively seeking private sources of financing, or obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. Our existing capital resources are insufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of June 11, 2003 we had cash on hand of approximately $4,000, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $350,000 per month. The Company expects a decrease in funding needs for the spring and part of summer of 2004 due to the fact that National Lampoon Networks has significantly reduced its operation. It is anticipated that with additional funding, National Lampoon Networks will resume prior levels of production and operations when the school year begins in the fall. Further, notes payable to certain law firms as part of the Reorganization Transaction, totaling approximately $442,000 at April 30, 2002 were due to be paid in full at May 17, 2003. As of April 30, 2004 approximately $254,000 was owing to a law firm resulting from the Reorganization Transaction. The Board has directed that discussions begin with the various parties in order to establish a payment schedule with the note holder. There can be no assurance that any such arrangement can be worked out. We anticipate that any shortfall in cash needs will be covered by the additional investments by NLAG. If NLAG declines to make additional investments, or should we be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2003 contain an explanatory paragraph as to our ability to continue as a "going concern". This qualification may impact our ability to obtain future financing.


FORWARD-LOOKING STATEMENTS

      The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to obtain financing, either in the form of loans or from investments in its securities, to continue its operations, the Company's ability to identify, produce and complete projects that are successful in the marketplace, the Company's ability to resolve past due obligations that were incurred during its reorganization, the Company's ability to arrange financing, distribution and promotion for its projects on favorable terms in various markets and the Company's ability to retain qualified personnel. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in our Form 10-K and in future documents we file with the Securities and Exchange Commission.


ITEM 4 - CONTROLS AND PROCEDURES.

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. . Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No current reports on Form 8-K were filed during the quarter ended April 30, 2004.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

10.21 Warrant Issued by Registrant to George Vandemann dated August 18, 2000 (4)
10.22 Asset Purchase Agreement dated August 30, 2002 between National Lampoon Networks, Inc., Burly Bear Network, Inc., Constellation Venture Capital, L.P. and J2 Communications (5)
10.23 Consulting Agreement with Zelnick Media and related Warrant Agreements (6)
10.24 Advisory Agreement with SBI USA and related Warrant Agreement (6)
31.1  Certification by Chief Executive Officer under Rule 13a-14(a)/15d-14(a)
      (6)
31.2  Certification by Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
      (6)
32 Certification by Chief Executive Officer and Chief Financial Officer under 18 USC 1350 (6)

--------------------
(1) Incorporated by reference to Form 8-K filed on May 31, 2002.
(2) Incorporated by reference to Form S-8 filed on June 26, 2002.
(3) Incorporated by reference to Form 10-Q for the period ended October 31, 1998.
(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999.
(5) Incorporated by referenced to Form 8-K filed on September 9, 2002.
(6) Filed herewith


      (B)   FORMS 8-K

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: June 14, 2004                 National Lampoon, Inc.


                                        By: /s/ James Toll
                                            ------------------------------------
                                            James Toll
                                            Chief Financial Officer