Form 10-K
period 2004-07-31
NATIONAL LAMPOON INC
filed 2004-10-29
CIK 798078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2004
                           COMMISSION FILE NO. 0-15284

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

As of October 18, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing sales price as reported by the OTC Bulletin Board) was $6,929,794 assuming all officers and directors are deemed affiliates for this purpose).

As of October 18, 2004 the Registrant had 3,091,183 shares of its common stock, par value $.0001, outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
         ITEM 1.           DESCRIPTION OF BUSINESS................................................................1
         ITEM 2.           PROPERTIES.............................................................................9
         ITEM 3.           LEGAL PROCEEDINGS......................................................................9
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................10
         ITEM 5.           MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................10
         ITEM 6.           SELECTED FINANCIAL DATA...............................................................11
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS..12

PART II
         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................18
         ITEM 8.           FINANCIAL STATEMENTS..................................................................18
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..18
         ITEM 9A.          CONTROLS AND PROCEDURES...............................................................18
         ITEM 9B.          OTHER INFORMATION.....................................................................18

PART III
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................19
         ITEM 11.          EXECUTIVE COMPENSATION................................................................19
         ITEM 12.          SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT  SECURITY OWNERSHIP OF
                           CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................19
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..................................19
         ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................19

PART IV
         ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ...........................................19

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in this Annual Report as well as the following:

      o our inability to generate revenues sufficient to sustain our operations or to raise capital as and when we need it;

      o     our failure to accurately forecast our capital needs;

      o unanticipated increases in development, production or marketing expenses related to our various business activities;

      o our inability to effectively compete with other providers of comedic entertainment in the marketplace;

      o our inability to protect our intellectual property from infringement by others;

      o     our inability to fully implement our business plan for any reason;

and other factors, some of which will be outside our control. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

National Lampoon, Inc., together with its subsidiaries (the Company, we, us or Registrant, unless the context requires otherwise), is a media and entertainment company that creates and provides comedic content to our audiences, which are primarily young adults between the ages of 18 and 24. The National Lampoon brand was initially developed through years of publication of the National Lampoon magazine and the production of motion pictures including National Lampoon's Animal House and National Lampoon's Vacation. We believe that the National Lampoon brand is one of the strongest brands in media. Our current business objective is to expand the use of the National Lampoon brand through motion picture and television development, production and distribution of entertainment through our subsidiary National Lampoon Networks, Inc., a network of affiliated college television stations, expansion into the home entertainment markets, and licensing our name.

We have incurred significant losses since inception and as of July 31, 2004, we had an accumulated deficit of $20,943,951. We are not currently profitable. We expect to continue to incur losses over the near to medium term as we seek to expand the use of the National Lampoon brand and expand into wider markets. In addition, our revenues have been and will continue to be derived from a limited number of products and from a limited number of customers in the foreseeable future. Our financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to our ability to continue as a going concern. This explanatory paragraph may impact our ability to obtain future financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our corporate offices are located at 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California, and we maintain an office in New York, New York. Our website is at www.nationallampoon.com. Our website and information contained in our website are not a part of this prospectus.

HISTORY

We were incorporated in California in 1986 under the name J2 Communications, and reincorporated in Delaware under the name National Lampoon, Inc. in November 2002.

We acquired National Lampoon, Inc. in late 1990, which was incorporated in 1967
(NLI), and was primarily engaged in publishing the National Lampoon Magazine. Its other activities included radio, stage shows and the development and production of motion pictures. Prior to our acquisition of National Lampoon, Inc., we had been engaged in the acquisition, production and distribution of videocassette programs for retail sale. With the acquisition of National Lampoon, Inc., we shifted our focus from the videocassette business to the exploitation of the National Lampoon trademark.

In May 2002, a group led by our chief operating officer, Daniel S. Laikin, acquired control of the Company, and our business focus expanded from passive income through trademark licenses to the creation, management and distribution of various comedy properties. In August 2002, we acquired substantially all of the assets of Burly Bear Network, a business engaged in producing and distributing entertainment through a network of affiliated colleges and other educational television stations. We procured the assets of Burly Bear on a liquidation basis initially with a view towards keeping as much of the network intact as possible, and reusing previously produced programming. We renamed it National Lampoon Network, Inc. and expanded the affiliate network. As of July 31, 2004, the National Lampoon Network was available to 4.8 million students at 603 college campuses.

BUSINESS

The following discussion of our business activities should be read in conjunction with Note I Segment Information contained in our consolidated financial statements and related notes, which summarizes the amounts of revenue, operating profit or loss and identifiable assets attributable to each of our operating segments.

Our trademarks and other intellectual property are licensed or assigned from third parties or created internally. Our licensed brands include the National Lampoon and domain names related to our online business.

Network

In 2003 we commenced production of original television programs solely for distribution on National Lampoon Network, Inc. We believe our network is a distribution source for National Lampoon content, as well as a platform for all of our entertainment initiatives. Advertising and sponsorships are largely dependent upon our ability to generate viewers for our programming on our network, and the ratings that may be generated when, and if, we initiate ratings tests, along with our ability to generate integrated marketing revenue through our other marketing initiatives. See Note (B) Acquisitions of Notes to Consolidated Financial Statements.

In the fiscal year ended July 31, 2004, we delivered eight half-hour original television programs for distribution solely on the National Lampoon Network. Each show was created with a view towards the 18-24 year-old demographic and included new episodes. Our shows include the following:

      o     COLLEGETOWN USA;

      o     TOONED UP;

      o     BRIDGET THE MIDGET;

      o     THE GLEIB SHOW;

      o     GAMERS;

      o     AV SQUAD; and

      o     HALF BAKED series.

We generally produced 10 episodes per show from July through October for the fall season.

National Lampoon Network derives substantially all of its revenues from the sale of commercial airtime, sponsorship, and integrated and field marketing to national advertisers by our in house sales staff. Advertisers include Frank's Red Hot Sauce, JBL, Liz Claiborne, NBC Universal, Red Bull and TalentMatch.com. It obtains the commercial airtime it sells to advertisers from television affiliates in exchange for the programming it provides to them and in some cases purchases time slots in certain geographic areas to air programming and provide greater appeal to national advertisers who are able to have their commercial messages broadcast on television stations throughout the United States, reaching demographically defined audiences.

We have generated limited advertising and promotional revenues from the National Lampoon Network in fiscal year 2004. Based on existing advertising arrangements for the network, we anticipate continuing to generate limited advertising and promotional revenues in the near term. In addition to our televised network, we also work with students across the country to provide on-campus marketing and events for our advertisers and sponsors that support our network, as well as to promote our brand and branded products.

Entertainment

Our entertainment division develops, produces and delivers National Lampoon branded comedic content through a broad range of platforms and distribution media. Through our entertainment division, we develop and produce motion picture and television programming; develop, produce and distribute programming for home entertainment in DVD, VHS and other formats; develop, produce and distribute material for radio, CDs and other audio markets; and coordinate National Lampoon branded sponsored live events. We are also pursuing initiatives in records and radio entertainment. Our entertainment division relies substantially upon its team and their expertise in entertainment and production to produce and deliver National Lampoon content.

Motion Picture and Feature Film

In recent years, we have derived the bulk of our revenues from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by NLI. We generally licensed our National Lampoon trademark for use in the titles of the films. We generally received a fee at the time of production of the motion picture plus contingent compensation that is dependent on the motion picture's financial performance for producing services and providing the National Lampoon trademark.

To date, we have not financed the production or distribution of any National Lampoon motion pictures. Instead, we have relied upon third parties, primarily major motion picture studios, to provide a picture's financing and distribution.

We currently are in discussions with several studios and other film financing entities regarding the development of new National Lampoon feature film projects.

As of October 2004, two new branded feature films were released and two additional motion pictures completed principal production. National Lampoon Presents Dorm Daze was independently produced and distributed, and National Lampoon's Gold Diggers was independently distributed on under 1,000 screens. The two other films are anticipated to be released in 2005. They include National Lampoon's Pledge This! starring Paris Hilton; and National Lampoon's The Trouble with Frank, starring Jon Bon Jovi and directed by Academy Award winner Arthur Hiller. As of July 31, 2004, we have been involved in the production of nineteen motion pictures, as follows:

Title                                   Year of Release    Financier/Distributor
====================================    ===============    =====================
National Lampoon's Animal House                    1979       Universal Studios

National Lampoon Goes to the Movies                1981       United Artists

National Lampoon's Class Reunion                   1982       ABC/Disney

National Lampoon's Vacation                        1983       Warner Bros.

National Lampoon's European Vacation               1985       Warner Bros.

National Lampoon's Class of 86                     1986       Paramount

National Lampoon's Christmas Vacation              1989       Warner Bros.

National Lampoon's Loaded Weapon I                 1993       New Line

National Lampoon's Last Resort                     1994       Trimark

National Lampoon's Attack of the 52 Women          1994       Showtime

National Lampoon's Senior Trip                     1995       New Line

National Lampoon's Favorite Deadly Sins            1995       Showtime

National Lampoon's Dad's Week Off                  1997       Paramount

National Lampoon's The Dons Analyst                1997       Paramount

National Lampoon's Men in White                    1998       Fox

National Lampoon's Golf Punks                      1998       Fox

National Lampoon's Van Wilder                      2001       Artisan

National Lampoon Presents Dorm Daze                2003       Independent

National Lampoon's Gold Diggers                    2004       Lady P&A LLC
====================================    ===============    =====================

Television Production

In late 2004 we entered into a "first-look" agreement with Viacom Productions. Viacom Productions was subsequently reorganized and our agreement was transferred to its parent's television development and production arm, Paramount Network Television. We currently have projects in development pursuant to this agreement. Additionally, we are actively engaged in developing a range of other television properties for cable, network and syndication, serving as production company, executive producer or some combination of the two. In October of this year, we concluded an agreement to enter the first-run syndication business, partnering with Atlas Worldwide, an independent distributor of television programming, to rebrand their franchise television series beginning in 2005. That series, to be called National Lampoon's An Eye for An Eye, will move from a weekly to a daily or strip series beginning in the fall of 2005.

Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company
(GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent and payable through a 17.5% royalty on NLI's cash receipts from each television program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). As of July 31, 2004, the full $500,000 has been recognized as an expense, with approximately $396,000 remaining on the books as a liability.

Home Entertainment DVD and VHS

With respect to home entertainment activities, we have focused significant efforts and resources into this market, including repackaging existing material and developing and producing original materials for DVD and VHS distribution. These efforts include projects with Ventura Distribution and its StudioWorks division under the Lost Reality franchise; Image Entertainment for a series of four titles, all of which are stand-up comedy programs, under the National Lampoon Live banner; and, in September 2004 we announced a multi-year agreement with Genius Products. The agreement with Genius, however, is non-exclusive, and we plan to work with various retail and direct channel distributors for additional titles in the home entertainment market.

Live Events

We have pursued live event activities primarily for the purpose of reinforcing and increasing awareness of the National Lampoon brand among college students. We have held live events during spring break that generally are sponsored by a national advertiser. Although in recent years these activities have not generated significant amounts of revenue, we believe that such activities promote and reinforce the National Lampoon trademark for our National Lampoon Network, other television operations, motion picture and Internet operations. We also anticipate that these activities might be enhanced by the new creative content created by us.

Records and Radio

We have entered into an agreement with Network One, a New York based radio production company, to produce both long and short form audio content currently being broadcast in the United States. We have an archive of 74 episodes of 30 minute syndicated radio shows. We believe that bringing back the National Lampoon radio content, including rebroadcasts of existing shows and our own original content, will reinforce the National Lampoon brand among the college demographic.

We also are currently in discussion with certain companies in the recording industry regarding the production of National Lampoon records. In September of this year, we released "It's About Time," a greatest-hits collection from the new National Lampoon Radio Hour, through a distribution agreement with Uproar Entertainment, a company that also has licensed rights to distribute parts of the original Radio Hour archive materials.

Internet/Online

Although as of the date hereof, our Internet operations have not yet generated significant revenue, we anticipate that our Internet operations will be the incubator for the development of stories, characters and animation that will be spun off into other media. In the future, we may earn revenue from our website and other Internet activities from either banner and sponsorship advertising, E-Commerce and the syndication of content originally developed and exploited on the website. We also operate a webstore in which consumers can purchase items directly from us on our nationallampoon.com or one of our partners' websites.

Publishing

In 2003 we entered into an agreement with Rugged Land LLC to publish 6 National Lampoon books based on new and established National Lampoon comedic content. We have released three books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, and National Lampoon's Big Book of True Facts.

Licensing

Through our licensing division, we license the National Lampoon name to generate revenues through strategic partnerships both inside and outside of our normal course of business. Our current licensing initiatives include the development of National Lampoon branded video lottery terminal machines through a strategic partnership with Multimedia Games, Inc., the development of video games with Activision, and selected merchandising arrangements for various consumer products.

Games

Our gaming division has entered into an arrangement with Multi Media Games (Nasdaq: MGAM, a publicly held company that designs and develops Class II Bingo and Class III video games), to develop and manufacture up to three casino type slot machine games. It is currently anticipated that these games will be located in Class II type casinos (public casinos, such as Indian gaming casinos). MGAM also has the right to place the games in Class III casinos (i.e., private gaming casinos) under certain circumstances. Under the terms of the agreement, National Lampoon is entitled to 10% of MGAM's 30% of revenues generated by each slot machine per month. MGAM is entitled to a 90% commission of 30% of each slot machine revenues based on its commitment to develop, manufacture, and service all of the machines. No assurances can be given that we will receive significant revenues from this agreement with MGAM.

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

Seasonality

Certain portions of our business are subject to seasonality. For example, the National Lampoon Network, Inc. has no programming during the summer season.

INTELLECTUAL PROPERTY

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

EMPLOYEES

As of October 18, 2004 we employed 30 full-time employees. We consider our employee relations to be satisfactory at the present time.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers as of July 31, 2004:

   Name                       Age                        Position
==================           =====         =====================================
James P. Jimirro              66           Chairman  of  the  Board,  President
                                           and Chief Executive Officer
Daniel S. Laikin              42           Director and Chief Operating Officer
Douglas Bennett               45           Executive Vice President
James Toll                    51           Chief Financial Officer

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

ADEQUACY OF CAPITAL RESOURCES

In recent years, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business ventures. We currently are seeking private sources of financing, establishing bank lines and obtaining additional equity from third party sources. We are not certain if our existing capital resources are sufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of October 18, 2004 we had cash on hand of $468,824, an amount that reflects the receipt of $214,000 through the Series C Preferred Stock financing that we received immediately prior to such date. This amount is not sufficient to fund current operations, which we estimate to be approximately $200,000 per month. We anticipate that any shortfall will be covered by additional equity through the sale of additional shares of Series C Convertible Preferred stock, additional public or private equity offerings, and the exercise of warrants held by the NLAG Group, a group that includes Mr. Daniel Laikin, our Chief Operating Officer and a director, and Mr. Timothy Durham and Mr. Paul Skojdt, who are also directors. If the NLAG Group declines to make additional investments, or should we be unable to secure additional financing including the Series C Convertible Preferred or other equity offerings, we could be forced to immediately curtail much, if not all, of our current plans. Our financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to our ability to continue as a going concern. This qualification may impact our ability to obtain future financing.

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

Sale of substantial amounts of our common stock, the issuance of substantial amounts of warrants and options granting the right to receive shares of our common stock or the prospect of such sales or issuances, respectively, could materially adversely affect the market price of our common stock. We have the equivalent of approximately 15.3 million shares of common stock outstanding, consisting of approximately 3.1 million shares of common stock, approximately
7.4 million shares issuable upon conversion of outstanding shares of Series B Preferred and approximately 4.8 million shares of common stock issuable upon exercise of outstanding warrants and options (exclusive of options which would be issued upon issuance of the Series B Preferred). Of these shares, approximately 1,680,000 shares are restricted shares under the Securities Act of 1933, as Amended (the "Act"). We have approved approximately 2,500,000 shares of our common stock reserved for issuance under our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan. In addition, approximately 2.2 million shares are issuable upon conversion of outstanding shares of Series C Preferred, increasing the equivalent number of common shares outstanding to approximately 17.5 million. We anticipate that such shares will be issued and outstanding by the first of November 2004. Shares of our common stock issued upon exercise of options are available for sale in the public market, subject in some cases to volume and other limitations.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of someone else's intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and materially adversely affect our financial condition and results of operations

DEPENDENCE ON KEY PERSONNEL

We are dependent upon the services of Daniel S. Laikin and Doug Bennett. The loss of their services could have a materially adverse effect on our business, results of operations and financial position. We are also subject to a number of consulting arrangements with individuals and entities are not exclusive to us, or who are working without cash compensation. No assurance can be given that we will receive the same level of service and attention than had these services been handled by full time employees receiving traditional cash compensation.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

We depend on a limited number of customers, and the loss of, or a significant reduction in, revenues generated from any of our arrangements with them could harm our operating results. If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. Revenues from our three largest customers, Warner Bros., The Trouble With Frank, and AMC, accounted for approximately $773,000 representing 16%, 14%, and 10% of total revenues for the fiscal year ended July 31, 2004. The remaining 60% of total revenues for the fiscal year ended July 31, 2004 was derived from a number of customers, none of which accounted for more than 10% of total revenues. For the fiscal year ended July 31, 2003, Warner Bros., Universal, and Gary Hoffman Productions collectively accounted for approximately $695,000 representing 44%, 13% and 12% of total revenues. We expect to continue to be dependent upon a relatively small number of customers for a majority of our revenue in the near term.

ITEM 2.  PROPERTIES

We lease approximately 3,912 square feet of office space in Los Angeles, California under a lease expiring in September 2005. The rent under the lease is $139,296 for 2004 and $139,306 for 2005. The lease agreement provides for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index. Management considers our office space generally suitable and adequate for its current needs.

We also leased space in New York City for National Lampoon Networks' New York employees. The lease was entered into as of January 17, 2003, commenced on August 1, 2003 and continued through January 31, 2004. The rent under the lease is $4,500 per month. If we remain in the space after the term of the lease, the cost shall increase to $2,000 per week unless the parties are in negotiations to extend the lease, although the landlord is under no obligation to enter into such negotiations

ITEM 3.  LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on our results of operations for that period or future periods.

On February 17, 2004, plaintiff Trustin Howard filed a lawsuit against defendants In-finn-ity Productions, Bud Friedman, National Lampoon Productions, Game Show Network LLC in the United States District Court for the Central District of Claifornia. The plaintiff alleges that we ,along with other defendants, stole his idea for the show Funney Money and also alleges, among other things, copyright infringement. He seeks damages and injuctive relief. We believe that we have valid defenses to this action and intend to vigorously contest this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2004, August 31, 2004 and September 17, 2004, the holders of a majority of our common stock and our Series B Convertible Preferred Stock consented, in writing to, the following actions:

      o Approval of an increase in our authorized common stock from 15,000,000 shares to 60,000,000 shares;

      o Approval of an increase in the common stock reserved for issuance from the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan;

      o     Approval of the National Lampoon, Inc. 2004 Consultants Stock Plan;

      o Approval of an Amendment to our Certificate of Incorporation modifying our Series B Convertible Preferred Stock;

      o     Approval of the creation of Series C Convertible Preferred Stock;
            and

      o     Approval of a two-for-one common stock split.

The consenting holders were collectively entitled to vote 1,759,133 shares of our common stock, representing 52.90% of the issued and outstanding shares of common stock and were the record and beneficial owners of 48,874 shares of Series B Preferred Stock, representing 76.84% of the issued and outstanding shares of Series B Preferred Stock. Pursuant to Section 228(a) of the Delaware General Corporation Law, the consenting stockholders voted in favor of the actions described above.

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

  FISCAL YEAR 2003                            HIGH                      LOW
  =============================          =============          ================
  First Quarter                                7.25                   3.50
  Second Quarter                               7.40                   3.00
  Third Quarter                                6.00                   3.00
  Fourth Quarter                               5.05                   3.00

  FISCAL YEAR 2004                            HIGH                      LOW
  =============================           =============          ===============
  First Quarter                                6.25                    3.50
  Second Quarter                               5.00                    3.00
  Third Quarter                                4.50                    3.25
  Fourth Quarter                               7.00                    2.50

As of October 18, 2004, we had approximately 167 stockholders of record.

DIVIDEND POLICY

We have not paid any dividends on our outstanding common stock since our inception and do not anticipate doing so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

1. We have issued stock options under our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (Stock Plan) to our employees and members of our Corporate Advisory Board and Creative Advisory Board. See Note A, of the Notes to Consolidated Financial Statements for issuances of stock options under the Stock Plan.

2. On October 28, 2003, we issued an aggregate 7,000 shares of our common stock to the following individuals: Dan Sarnoff (3,000), Sara Rutenberg (3,000) and Sally Stewart (1,000). The consideration for these issuances was in the form of services rendered to us. These transactions were exempt from registration requirements in reliance on Section 4(2) of the Securities Act of 1933.

3. On May 13, 2003, we issued 1,335 shares of our common stock to Todd Stuart in exchange for services rendered to us. This transaction was exempt from the registation requirements in reliance on Section 4(2) of the Securities Act of 1933.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon exercise of options and rights under our Amended and Restated 1999 Stock Option Plan, Deferred Stock and Restricted Stock Plan. Our stockholders have approved this plan. These numbers reflect our two-for-one common stock split effective October 2004.

                                                                                              Number of securities
                                                                                                    remaining
                                                                                              available for future
                                                                                                    issuance
                               Number of Securities to                                            under equity
                                      be issued                                                   compensation
                                   upon exercise of                                              plans (excluding
                                     outstanding              Weighted-average exercise            securities
                                options, warrants and           price of outstanding           reflected in column
        Plan category                   rights                         options                       (a))
======================        ========================        =======================        ========================
Equity Compensation                      16,757,690                        6.67                        1,291,294(2)
plans approved by
security holders
======================        ========================        =======================        ========================
Equity compensation                          0                               0                              0
plans not approved
by security holders
======================        ========================        =======================        ========================
Total:                                   16,757,690                        6.67                       1,291,294 (2)
======================        ========================        =======================        ========================

----------

1) Includes 63,607 Series B and 163,000 Series C Preferred units authorized. The units include one share of Series B Preferred and one warrant and the Series C includes one share of Series C and 1/2 warrant for each Series C share. The Series B Preferred and the warrant can be converted into 28.169 shares of common stock, the Series C Preferred can be converted into 10 shares of common stock.

2) The Amended and Restated 1999 Stock Option Plan reserved and made available for issuance 5,000,000 shares of our common stock, 3,708,706 options have been granted as of July 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data for the Company for each of the last five fiscal years. This financial data should be read in conjunction with our consolidated financial statements and related footnotes contained herein for the fiscal year ended July 31, 2004 and for the other periods presented.

                                                                     SELECTED FINANCIAL DATA
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                  ============================================================
                                              2004             2003              2002               2001             2000
                                          ==========        ==========       ==========         ==========        =========
Revenues                                 $    1,922        $    1,008       $      943         $      306        $    1,480
Operating income (loss)                  $   (5,130)       $  (6,061)       $  (1,800)         $  (3,130)        $      854
Net income (loss)                        $   (5,127)       $  (5,925)       $  (1,613)         $  (3,076)        $      826
Net income (loss) per share basic        $    (1.67)       $   (2.01)       $    (.59)         $   (1.13)        $     0.32
Net income (loss) per share diluted      $    (1.67)       $   (2.01)       $    (.59)         $   (1.13)        $     0.31
Total assets                             $    2,506        $    2,705       $    3,745         $    3,302        $    5,119
Long term obligations                    $           0     $        0       $        0         $        0        $        0

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

Production Costs. As provided by SOP 00-2, production costs are not capitalized unless there are advertising agreements in place from which the production will generate revenues. As a result, since there were limited advertising agreements in place for particular programs, the production costs incurred by our network operations are capitalized only to the extent of the revenues generated by those agreements. The balance of the production costs are expensed during the period.

OVERVIEW

To date, we have been unable to generate enough revenue to sustain our operations and we have been dependent on investments and loans provided to us by the NLAG Group, which includes Daniel S. Laikin, our Chief Operating Officer and a director, and Paul Skjodt and Timothy S. Durham, who are also directors. We are not certain when or if we will ever be profitable. If the NLAG Group ceases to provide loans to us and we are not able to raise funds through sales of our securities, we would have to significantly scale back our operations and, possibly curtail them altogether.

We have been seeking additional funding on an on-going basis. During our second quarter, we disclosed that we were negotiating a series of agreements with Avalon Equity Partners, Golden International Group, Tim Durham and Daniel Laikin that would have resulted in additional investments of approximately $5.5 million. This financing transaction was not consummated, however. We are currently seeking financing through the placement of up to 250,000 shares of Series C Preferred Stock. If we were able to sell all the Series C Preferred Stock, we would raise gross proceeds of $8,875,000, which includes the conversion of a $4.5 million loan into shares of Series C Preferred Stock. There is no guarantee that we will be able to sell all of the Series C Preferred Stock. We are negotiating an underwritten secondary offering of up to 1.75 million shares of our common stock at a share price to be mutually agreed upon, subject to board approval. If we complete such secondary offering, we believe that we would raise gross proceeds of up to $8 million. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, nor will there be any sale of these securities by us in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. This disclosure is being issued by us pursuant to and in accordance with Rule 135 under the Securities Act of 1933. In addition, we are very active in increasing operations through acquisitions and forming new divisions in an effort to increase cash flow and profitability. If management is unable to raise additional capital and cannot increase cash flow through operations, we will not be able to meet our obligations and may have to cease operations.

Our limited revenues are earned from licensing our name, from producing and distributing entertainment through our subsidiary, National Lampoon Networks, Inc., to a network of affiliated college television stations, from developing, producing and delivering National Lampoon comedic content and from consumer products, such as videos.

RESULTS OF OPERATIONS

THE YEAR ENDED JULY 31, 2004 VS. THE YEAR ENDED JULY 31, 2003

For the year ended July 31, 2004, total revenues increased by approximately 91% to$1,921,564 from $1,007,884 for the year ended July 31, 2003. This increase resulted from an increase of royalties received of approximately $133,000 or 38%, from Animal House and the three National Lampoon Vacation feature films to $483,000 in fiscal 2004 versus $350,000 in fiscal 2003, and an increase of approximately $467,000 for advertising and promotional revenues from National Lampoon Networks, Inc. which were $558,640 in fiscal 2004 versus $92,063 for the prior year due to the fact that National Lampoon Networks, Inc. began operations during fiscal 2003. Royalties from made for television and video productions increased by $308,000 in fiscal 2004, due to projects with AMC, the revenues for which were $198,000 in fiscal 2004 versus $40,000 in fiscal 2003, and with Image Entertainment for which revenues were $150,000 in fiscal 2004. Consumer product revenue of $76,111 in fiscal 2004 increased by approximately $64,000 or 557% from $11,577 in fiscal 2003. In addition to merchandize sold via the internet in both years, in fiscal 2004 there was internet advertising of about $23,000 and video game royalties from Activision of $40,000.

Revenues from our three largest customers, Warner Bros., The Trouble With Frank, and AMC, accounted for approximately $773,000 representing 16%, 14%, and 10% of total revenues for the fiscal year ended July 31, 2004. The remaining 60% of total revenues for the fiscal year ended July 31, 2004 was derived from a number of customers, none of which accounted for more than 10% of total revenues. For the fiscal year ended July 31, 2003, Warner Bros., Universal, and Gary Hoffman Productions collectively accounted for approximately $695,000 representing 44%, 13% and 12% of total revenues.

Costs related to trademark revenue increased by approximately 46% to $417,071 in fiscal 2004 from $285,174 for the year ended July 31, 2003. The increase in costs resulted primarily from the costs associated with the AMC and Image Entertainment projects totaling approximately $303,000. Royalties accrued to Harvard Lampoon, William Morris, and Guber Peters totaled approximately $232,000 during fiscal 2003 versus approximately $67,000 during fiscal 2004. In the prior fiscal year the multiple episode sale of "Funny Money" triggered a cost of approximately $185,000 due to Guber Peters, capping the amount owed to them. Therefore no cost was accrued for Guber Peters in the current fiscal year. Lastly, in the current fiscal year, there was $33,000 in costs associated with Live Events, with no corresponding cost in the prior fiscal year. Costs related to consumer products revenues were $50,170 for the year ended July 31, 2004 versus $23,374 for fiscal 2003, which represents an increase of 115%. Internet costs make up the majority of the costs related to consumer product revenues, and are direct expenses we incurred to develop, maintain, and promote our website excluding salaries and other general and administrative expenses incurred in connection with our Internet operations.

Production costs totaling $1,181,039 in fiscal 2004 represent an increase of 35% over fiscal 2003 production costs of $872,868. These costs were primarily associated with the production of programming for National Lampoon Networks, Inc.. National Lampoon Networks, Inc. began operations with our acquisition of the assets of Burly Bear in September 2002. New show productions did not begin until the end of calendar 2002. Therefore fiscal 2004 saw a large increase in revenues and production costs.

Amortization of intangible assets, included the costs of our acquisition of the National Lampoon trademark was $240,000 in fiscal 2004 and 2003. In fiscal 2003 there was the write-off of the Burly Bear trademark. The Burly Bear trademark was fully written off by the end of fiscal 2003 based upon SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because the Company recognized the impairment of the value of the Burly Bear trademark when virtually all aspects of the Networks operated more successfully utilizing the National Lampoon name rather than the Burly Bear name. Write off of the Burly Bear intangible asset totaled $541,000 during fiscal 2003, and was zero in fiscal 2004.

 Selling, general and administrative expenses for the fiscal year ended July 31, 2004 increased to approximately $4,521,000 versus $4,159,000 for the fiscal year ended July 31, 2003. This increase of $362,000 or 9% resulted primarily from increases in personnel costs of approximately $512,000 to $2,813,000 from $2,301,000, an increase in interest expense of $144,000 from approximately $40,000 in fiscal 2003 to $184,000 in fiscal 2004, and an increase of approximately $58,000 in health insurance costs from $56,000 in fiscal 2003 to approximately $114,000 in fiscal 2004. These increases were offset somewhat by a decrease in legal and accounting fees of approximately $343,000 to $300,000 in fiscal 2004 from approximately $643,000 in fiscal 2003. Fiscal 2003 had increased legal and accounting fees due to costs associated with the Reorganization Transaction in May of 2002 and the acquisition of Burly Bear Networks in September of 2002.

Stock, warrants, and options issued for services of $641,878 in fiscal 2004 represents a decrease of $305,162 or 32% from the $947,040 issued in fiscal 2003. Fewer stock, warrants, and options were issued in fiscal 2004 than were issued in the prior fiscal year.

Interest income during the year ended July 31, 2004 decreased to $5,762 versus $7,040 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2004 versus the year ended July 31, 2003. The Company benefited from it subsidiary's National Lampoon Networks' insurance reimbursement of $32,000 from stolen equipment, and from allocation of $99,000 of its losses to the minority interest holders of National Lampoon Networks, Inc. There were no comparable benefits in fiscal 2004.

For the year ended July 31, 2004, we recorded a net loss of $5,127,107 versus a net loss of $5,924,836 for the year ended July 31, 2003. This represents a decrease in the net loss of approximately 798,000 or 13%. The increase revenues of approximately $914,000 in the 2004 fiscal year along with having fully written off the Burly Bear intangible of $541,000 in fiscal 2003 are the main factors accounting for this difference.

THE YEAR ENDED JULY 31, 2003 VS. THE YEAR ENDED JULY 31, 2002

For the year ended July 31, 2003, total revenues increased by approximately 7% to $1,007,884 from $943,487 for the year ended July 31, 2002. This increase resulted from advertising and promotional revenues from National Lampoon Networks which were $92,063 in fiscal 2003 versus $0 for the prior year due to the fact that National Lampoon Networks began operations during fiscal 2003. Trademark revenues in fiscal 2003 of $904,244 represented a 1% decrease from 2002 trademark revenues of $913,491. Royalties received from Animal House and the three National Lampoon's Vacation features totaled approximately $350,000 in fiscal 2003 compared with $559,000 in fiscal 2002. Royalties from made for television productions totaled $496,000 in fiscal 2003, with $225,000 attributable to "Cousin Eddie's Christmas Vacation" and $125,000 attributable to TBS for a show tentatively entitled "National Lampoon's Thanksgiving Reunion". Television royalties in fiscal 2002 totaled approximately $202,000, all of which relate to previously released television product like "Men in White" and "Golf Punks". Consumer product revenue of $11,577 in fiscal 2003, which consisted mostly of sales of videocassettes and of product sold via the internet decreased 61% from the prior year's revenues of $29,996 due mostly to reduced video revenues.

Costs related to trademark revenue, primarily royalties and commissions payable to third parties based on our trademark revenues, increased by approximately 224% to $285,174 for the year ended July 31, 2003 versus $88,155 during the same period last year. The increase in costs resulted primarily from royalties accrued to Guber Peters for the broadcast of the Company's "Funny Money" television series and other television revenues. Royalties accrued to Guber Peters totaled approximately $194,000 during fiscal 2003. In addition, approximately $18,000 was accrued to Harvard Lampoon, and William Morris earned $19,000 from National Lampoon Vacation revenues earned by the Company in fiscal 2003. Costs related to consumer products revenues were $23,374 for the year ended July 31, 2003 versus $33,432 for fiscal 2002, which represents a decline of 30%. Internet costs make up the majority of the costs related to consumer product revenues, and are direct expenses we incurred to develop, maintain, and promote our website excluding salaries and other general and administrative expenses incurred in connection with our Internet operations. Cost declines were related to the decline in Internet revenues in fiscal 2003 versus fiscal 2002.

Production costs totaling $872,868 in fiscal 2003 were costs primarily associated with the production of programming for National Lampoon Networks. National Lampoon Networks began operations in September 2002 with the Company's acquisition of the assets of Burly Bear. The Burly Bear assets included the tangible assets of some edit and office equipment and Burly Bear television programs. Among the assets acquired from Burly Bear was the distribution network comprised of 400 affiliated campuses that aired Burly Bear programming. The Company renamed the Burly Bear Network the National Lampoon Networks and began producing programs to air on the existing National Lampoon Networks, which over the following ten months was expanded to 603 affiliated campuses. National Lampoon Networks expended approximately $729,000 in production costs during fiscal 2003, but was unable to secure significant advertising commitments for its programming. In accordance with SOP 00-2, as the Company cannot yet establish estimates of secondary market revenues, and there are no unearned future contracted revenue amounts, therefore, the Company has expensed the production costs incurred during the fiscal year.

Amortization of intangible assets, included the costs of our acquisition of the National Lampoon trademark and the Burly Bear trademark. Amortization of the National Lampoon trademark was $240,000 during each of the years ended July 31, 2003 and 2002. The Burly Bear trademark was fully amortized by the end of fiscal 2003 based upon SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because the Company recognized the impairment of the value of the Burly Bear trademark when virtually all aspects of the Networks operated more successfully utilizing the National Lampoon name rather than the Burly Bear name. Amortization of the Burly Bear intangible asset totaled $541,000 during fiscal 2003, and was zero in fiscal 2002 because the Burly Bear acquisition was consummated during fiscal 2003.

Selling, general and administrative expenses for the fiscal year ended July 31, 2003 increased to approximately $4,159,000 versus $2,538,000 for the fiscal year ended July 31, 2002. This increase of $1,621,000 or 64% resulted primarily from increases in personnel costs of approximately $528,000 to $2,455,000 from $1,927,000, increases in marketing and advertising costs from nearly zero in fiscal 2002 to $166,000 in fiscal 2003, travel and entertainment increased to $148,000 from $17,000 or by $131,000. In addition, legal and public company related costs increased to approximately $539,000 from $201,000, representing an increase of $338,000. Increased personnel and general activities including the addition of National Lampoon Networks, its separate offices and related overhead costs resulted in increased SG&A costs in most areas including, telephone costs approximately $16,000 in fiscal 2002 increased to $54,000 in fiscal 2003 representing an increase of $38,000, shipping and postage costs were $45,000 in 2003 versus $3,000 in fiscal 2002 increasing by $42,000, insurance by $51,000, increasing from $84,000 in fiscal 2002 to $135,000 in fiscal 2003, accounting costs increased by $62,000 increasing from approximately $79,000 in fiscal 2002 to $141,000 in fiscal 2003, rent to $182,000 in fiscal 2003 from approximately $133,000 in fiscal 2002 or by $49,000, and office expenses increased by $47,000 to $51,000 in fiscal 2003 from approximately $4,000 in fiscal 2002 .

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

Interest income during the year ended July 31, 2002 decreased to $7,040 versus $12,849 for the same period last year. This decrease results from lower cash balances held during the year ended July 31, 2003 versus the year ended July 31, 2002. The Company recorded a benefit of approximately $175,000, the amount of James Jimirro's deferred salary, pursuant to the Reorganization Transaction. We benefited from our subsidiary's National Lampoon Networks' insurance reimbursement of $32,000 from stolen equipment, and from allocation of $99,000 of its losses to the minority interest holders of National Lampoon Networks.

For the year ended July 31, 2003, we recorded a net loss of $5,924,836 versus a net loss of $1,613,334 for the year ended July 31, 2002. The substantial increase in net loss of approximately $4,312,000 resulted in an increase in SG&A costs of $1.6 million, the write-off of the Burly Bear intangible asset of $541,000, stock, warrants, and options issued for services in fiscal 2003 of $947,000, the expensing of National Lampoon Networks and National Lampoon's production costs of $873,000, and not receiving in fiscal 2003 the benefits of SARs adjustment and elimination of deferred payroll liability, which reduced the loss in the prior year by $1,018,580. Overall, the increase in costs was accompanied by an increase in revenues of just $64,000 or 7% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital during the fiscal year ended July 31, 2004 included limited trademark income, advertising and sponsorship revenues and other income of approximately $1.9 million, and loans received from NLAG in the aggregate amount of $4.4 million. The loans bear interest at the rate of 4.75% per annum and are due to be converted into shares of Series C Preferred Stock as part of the funding received through the sale of the Series C Preferred Stock.

For the twelve months ended July 31, 2004, our net cash flows used in our operating activities was $4,003,356, versus $3,848,306 of net cash flow used in operating activities during the twelve months ended July 31, 2003. This increase in cash flows used in operating activities is primarily attributable to the fact that our net loss in fiscal year 2003 included over $1.84 million in amortization and warrants granted for service, non cash costs, versus $879.000 for non cash costs in fiscal 2004. An increase in production costs of $59,000 in fiscal 2004 to $127,000 from $68,000 in fiscal 2003, and a decrease in deferred income of $41,000 in fiscal 2004 versus an increase of $161,000 in fiscal 2003, representing a reduction of cash of $202,000, accounts for this increase in cash used in operating activities in fiscal 2004.

On May 17, 2003, certain notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represent money owed to legal firms relating to work done in connection with our reorganization in May 2002. As of July 31, 2004, approximately $390,000 in principal remained outstanding. We do not currently have the money to pay this obligation.

In recent years, our operations have been characterized by ongoing capital shortages caused by expenditures in initiating several new business activities. We are also actively seeking private sources of financing through the placement of Series C Preferred Stock, establishing bank lines and obtaining additional equity from third party sources. There is no assurance that such financing will be available on commercially acceptable terms, if at all. Our existing capital resources are insufficient to fund our activities for the next six to twelve months. Unless our revenues from new business activities significantly increase during that period, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of October 18, 2004 we had cash on hand of $468,824, an amount that reflects the receipt of $214,000 through the Series C Preferred Stock financing that we received immediately prior to such date, and no significant receivables. This amount is not sufficient to fund current operations, which we estimate to be approximately $200,000 per month. We anticipate that any shortfall will be covered by additional equity through the sale of additional shares of Series C Convertible Preferred stock, additional public or private equity offerings, and the exercise of warrants held by the NLAG Group. If the NLAG Group declines to make additional investments, or should we be unable to secure additional financing including the Series C Convertible Preferred or other equity offerings, we could be forced to immediately curtail much, if not all, of our current plans.

Our financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

FUTURE COMMITMENTS

We are currently seeking financing through a private placement of up to 250,000 shares of Series C Preferred Shares for gross proceeds up to $8,875,000, which includes the conversion of a $4.5 million loan into shares of Series C Preferred Stock. There is no guarantee that we will be able to sell all of the shares of Series C Preferred Stock. The Company is negotiating an underwritten secondary offering of up to 1.75 million shares of its common stock at a share price to be mutually agreed upon, subject to board approval. If we complete such secondary offering, we would raise gross proceeds of up to $8 million. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. This disclosure is being issued by the Company pursuant to and in accordance with Rule 135 under the Securities Act of 1933.

Off-Balance Sheet Arrangement

We do not have any off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS

                                                                 Payments due by period
                                   ================================================================================
CONTRACTUAL OBLIGATIONS              Total     Less than 1 year      1-3 years       3-5 years    More than 5 years
=========================          =========== ================     ===========     ===========   =================
Long Term Debt                            --
Capital Lease Obligations                 --
Operating Leases                     184,513          151,300           33,213               --               --
Purchasing Obligations                    --
Other Long-Term Liabilities               --
                                     184,513          151,300           33,213               --               --

NEW ACCOUNTING PRONOUNCEMENTS:

  In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of defined Benefit Pension Plans and for
 Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for fiscal year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004. This interpretation did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS 150") This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial position or results of operations.

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," "SFAS 149" which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in FASB Statement No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. All provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company's financial position or results of operations.

In May 2003, the Emerging Issues Task Force (EITF) released Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition for arrangements involving more than one deliverable and the determination of whether an arrangement contains more than one unit of accounting. EITF 00-21 also addresses the measurement of the varying components of an arrangement and the manner in which the revenue should be allocated to the separate units of accounting. During December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 104, "Revenue Recognition," which incorporated the requirements of EITF 00-21. The adoption of EITF 00-21 and SAB 104 did not have a material effect on the Company's results of operations or financial condition.

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial condition.

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE.

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

ITEM 9B. OTHER INFORMATION

NONE.

PART III

Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Stockholders to be held on December 14, 2004 (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The information required by this Item with respect to the Company's executive officers is contained in Item 1 of Part I of this Annual Report under the heading "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from the information in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section is incorporated by reference from the information in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this section is incorporated by reference from the information in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this section is incorporated by reference from the information in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements:

         Reference is made to the Index to Consolidated Financial Statements of National Lampoon, Inc. and its subsidiaries on page F-1 of this Form 10-K.

(2) Financial Statement Schedules:

         NONE.

(b) Exhibits:

      Item 601 of Regulation S-K requires the exhibits listed below.

3.1   Company's Second Amended and Restated Certificate of Incorporation (1)

3.2   Company's Amended and Restated Bylaws (1)

3.3   First Amendment of the Company's Certificate of Incorporation (8)

3.4 Company's Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (8)

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

21    Subsidiaries of Registrant (8)

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

(8)   Filed herewith

(c)   Financial Statement Schedules:

      NONE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2004

                                                   By: /s/ James P. Jimirro
                                                       -------------------------
                                                       James P. Jimirro,
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                      TITLE                             DATE
===========================================  ====================================        ================
/s/   James P. Jimirro                       Director, Chairman of the Board of           October 29, 2004
-------------------------------------------  Directors and Chief Executive
      James P. Jimirro                       Officer (Principal Executive
                                             Officer)

/s/   James Toll                             Chief Financial Officer                      October 29, 2004
-------------------------------------------
      James Toll

/s/   Richard H. Irvine                      Director                                     October 29, 2004
-------------------------------------------
      Richard H. Irvine

                                             Director                                     October 29, 2004
-------------------------------------------
      Ron Berger

/s/   Daniel S. Laikin                       Director, Chief Operating Officer            October 29, 2004
-------------------------------------------
      Daniel S. Laikin

/s/   Timothy S. Durham                      Director                                     October 29, 2004
-------------------------------------------
      Timothy S. Durham

/s/   Paul Skjodt                            Director                                     October 29, 2004
-------------------------------------------
      Paul Skjodt

/s/   Joshua A. Finkenberg                    Director                                     October 29, 2004
-------------------------------------------
      Joshua A. Finkenberg

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE YEARS ENDED JULY 31, 2004, JULY 31, 2003 AND JULY 31, 2002

Independent Auditors Report                                                                                     F-2
Consolidated Balance Sheets as of July 31, 2004 and 2003                                                        F-3
Consolidated Statements of Operations for the Years Ended July 31, 2004, 2003
and 2002                                                                                                        F-4
Consolidated Statements of Shareholders Equity for the Years Ended July 31, 2004, 2003
and 2002                                                                                                        F-5
Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003
and 2002                                                                                                        F-6
Notes to Consolidated Financial Statements                                                                      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors National Lampoon, Inc., Los Angeles, California

We have audited the accompanying consolidated balance sheets of National Lampoon, Inc. and Subsidiaries (the Company) as of July 31, 2004, and 2003, and the related consolidated statements of operations, shareholders (deficit) equity and cash flows for each of the three years in the period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Lampoon, Inc. as of July 31, 2004 and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended July 31, 2043 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's net losses of $5,127,107, $5,924,836, and $1,613,334 in the last three years, negative working capital of $6,938,541 and accumulated deficit of $20,943,951 at July 31, 2004 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                 /s/ Stonefield Josephson, Inc.
                                                 -------------------------------
                                                 CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 7, 2004

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               AS OF JULY 31,
                                                                                     ===================================
                                                                                         2004                  2003
                                                                                     ============           ============
CURRENT ASSETS
   Cash and cash equivalents                                                         $        484           $    140,255
      Accounts receivable, net
                                                                                           52,339                 18,390
   Prepaid expenses and other current assets
                                                                                           24,461                 15,636
                                                                                     ============           ============
         Total current assets                                                              77,284                174,281
                                                                                     ============           ============
NON-CURRENT ASSETS
   Fixed assets, net of accumulated depreciation                                           53,013                 42,859
   Film library, net of amortization                                                      154,147                 27,000
   Intangible assets                                                                    5,964,732              5,964,732
   Accumulated amortization of intangible assets                                       (3,748,578)            (3,508,578)
   Other assets                                                                             5,100                  4,500
                                                                                     ============           ============
         Total non-current assets                                                       2,428,414              2,530,513
                                                                                     ============           ============
      TOTAL ASSETS                                                                   $  2,505,698           $  2,704,794
                                                                                     ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $    403,138           $    183,485
   Accrued expenses                                                                       990,281                781,023
   Notes payable including $4,429,298 due to shareholders                               5,347,837              1,443,856
   Deferred income                                                                        120,000                161,000
                                                                                     ============           ============
         Total current liabilities                                                      6,861,256              2,569,364
                                                                                     ============           ============
      TOTAL LIABILITIES                                                                 6,861,256              2,569,364
                                                                                     ============           ============
SHAREHOLDERS' (DEFICIT) EQUITY
   Preferred Stock,  2,000,000 shares authorized, no shares issued and                         --                     --
   outstanding (cancelled, see Note F)
   Series B Convertible Preferred Stock, par value  $.0001, 68,406 shares                       6              4,921,618
   authorized, 63,067 and 63,067 shares issued and outstanding respectively
   Common Stock, par value $.0001, 30,000,000 shares authorized, 3,066,836                    153             12,188,942
   and 3,053,590 shares issued, respectively
      Additional paid in capital                                                       17,265,985                     --
   Less: Note receivable on common stock                                                 (162,980)              (157,220)
   Deferred compensation                                                                 (514,771)            (1,001,066)
   Accumulated Deficit                                                                (20,943,951)           (15,816,844)
                                                                                     ============           ============
      TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                                             (4,355,558)               135,430
                                                                                     ============           ============
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                 $  2,505,698           $  2,704,794
                                                                                     ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    AS OF JULY 31,
                                                                =======================================================
                                                                   2004                  2003                  2002
                                                                ===========           ===========           ===========
REVENUES
   Trademark                                                    $ 1,286,813           $   904,244           $   913,491

   Consumer products                                                 76,111                11,577                29,996
   Advertising and promotion revenues                               558,640                92,063
                                                                ===========           ===========           ===========
      Total revenue                                               1,921,564             1,007,884               943,487
COSTS AND EXPENSES
   Costs related to trademark revenue                               417,071               285,174                88,155
   Costs related to consumer products                                50,170                23,374                33,432
   Production costs                                               1,181,039               872,868                    --
   Amortization of intangible assets                                240,000               240,000               240,000
      Write- off of intangible asset                                     --               541,000                    --
   Proxy solicitation                                                    --                    --               545,887
   Selling, general administrative expenses                       4,521,418             4,159,094             2,538,282
   Stock, warrants, and options issued for services                 641,878               947,040                    --
   Stock appreciation rights (benefit)/expense                           --                                    (843,096)
   Conversion  of stock  appreciation  rights to stock                   --                    --               140,894
   options
                                                                ===========           ===========           ===========
      Total costs and expenses                                    7,051,576             7,068,550             2,743,554
                                                                ===========           ===========           ===========
OPERATING LOSS                                                   (5,130,012)           (6,060,666)           (1,800,067)
OTHER INCOME/(EXPENSE)
   Interest                                                           5,762                 7,040                12,849
   Reduction of deferred payroll                                         --                    --               175,484
   Other income                                                          --                32,214                    --
                                                                ===========           ===========           ===========
      Total other income                                              5,762                39,254               188,333
                                                                ===========           ===========           ===========
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY                   --                99,000                    --
                                                                ===========           ===========           ===========
LOSS BEFORE INCOME TAXES                                         (5,124,250)           (5,922,412)           (1,611,734)
   Provision for income taxes                                         2,857                 2,424                 1,600
                                                                ===========           ===========           ===========
NET LOSS                                                        $(5,127,107)          $(5,924,836)          $(1,613,334)
                                                                ===========           ===========           ===========
   Loss per share basic  and diluted                            $     (1.67)          $     (2.01)          $     (0.58)
                                                                ===========           ===========           ===========
Weighted-average  number  of common  shares  basic and
diluted                                                            3,063,674             2,950,312             2,761,194
                                                                ===========           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                                                      Note
                                  Preferred       Preferred       Common          Common           Receivable       Paid
                                    Stock           Stock          Stock           Stock               on            in
                                   Shares          Amount         Shares          Amount          Common Stock     capital
                                ============    ============    ============    ============    =============    =============
Balance at July 31, 2001                                           2,742,232    $  9,616,767    $   (145,700)
 Interest on note
   receivable                                                                                         (5,760)
 Preferred stock issued
   in NLAG transaction,
   net of costs                       40,244       2,585,318
 Exercise of stock options                                            28,734          83,101
 Warrants issued for
   services                                                                          146,000
 Conversion of SARs                                                                  140,894
 Net loss
                                ============    ============    ============    ============    =============    =============
Balance at July 31, 2002              40,244       2,585,318       2,770,966       9,986,762         (151,460)
 Interest on note
   receivable                                                                                          (5,760)
 Preferred stock issued
   for cash                           21,150       2,115,000
 Preferred stock issued
   for services                        2,213         221,300
 Exercise of stock options                                           106,822          75,374
 Warrants/options issued
   for services                                                       28,200       1,726,806
 Common stock issued
   in connection with
   Burly Bear acquisition                                            147,602         400,000
 Non vested portion of
   stock issued for services
 Net loss
                                ============    ============    ============    ============    =============    =============
Balance at July 31, 2003              63,607       4,921,618       3,053,590      12,188,942         (157,220)
 Interest of note receivable
                                                                                                       (5,760)
 Common Stock Issued                                                  13,246          33,115

  Warrants/options issued for                                                        122,468
  services
Non vested portion of
   stock issued for services
Adjustment for change in par                      (4,921,612)                    (12,344,372)                       17,265,984
    value of common stock
Net Loss
                                ============    ============    ============    ============    =============    =============
Balance at July 31, 2004              63,607               6       3,066,836    $        153    $    (162,980)   $  17,265,984
                                ============    ============    ============    ============    =============    =============


                                                                    Total
                                   Deferred                     Shareholders'
                                Compensation     Accumulated      (Deficit)
                                   Amount          Deficit          Equity
                                =============    =============    ============
Balance at July 31, 2001                         $ (8,278,674)    $   1,192,393
 Interest on note
   receivable                                                           ( 5,760)
 Preferred stock issued
   in NLAG transaction,
   net of costs                                                       2,585,318
 Exercise of stock options                                               83,101
 Warrants issued for
   services                                                             146,000
 Conversion of SARs                                                     140,894
 Net loss                                           (1,613,334)      (1,613,334)
                                =============    =============    ============
Balance at July 31, 2002                            (9,892,008)       2,528,612
 Interest on note
   receivable                                                            (5,760)
 Preferred stock issued
   for cash                                                           2,115,000
 Preferred stock issued
   for services                                                         221,300
 Exercise of stock options                                               75,374
 Warrants/options issued
   for services                                                       1,726,806
 Common stock issued
   in connection with
   Burly Bear acquisition                                               400,000
 Non vested portion of
   stock issued for services       (1,001,066)                       (1,001,066)
 Net loss                                           (5,924,836)      (5,924,836)
                                =============    =============     ============
Balance at July 31, 2003           (1,001,066)     (15,816,844)         135,430
 Interest of note receivable
                                                                         (5,760)
 Common Stock Issued                                                     33,115

  Warrants/options issued for                                           122,468
  services
Non vested portion of
   stock issued for services          486,296                           486,296
Adjustment for change in par                                                --
    value of common stock
Net Loss                                            (5,127,107)     (5,127,107)
                                =============    =============    ============
Balance at July 31, 2004        $    (514,770)   $ (20,943,951)   $ (4,355,558)
                                =============    =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED JULY 31,
                                                                        =======================================================
                                                                           2004                  2003                  2002
                                                                        ===========           ===========           ===========
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $(5,127,107)          $(5,924,836)          $(1,613,334)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation and amortization                                           270,246               900,140               248,451
      Stock appreciation rights (benefit)/expense                                --                    --              (843,096)
          Conversion of stock appreciation rights to stock options                                                      140,894
      Other                                                                  (5,760)               (5,760)               (5,760)
      Stock issued for services                                              33,115                    --
      Warrants/options granted for services                                 608,763               947,040               146,000
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                     (33,950)                   --                    --
      (Increase)/decrease in prepaid expenses and other current assets       (8,826)              (16,704)               15,362
      (Increase) in capitalized production costs                           (127,148)              (68,000)
      (Increase) in other assets                                               (600)               (4,500)                   --
      Increase/(decrease) in accounts payable                               219,654              (127,467)               68,500
      Increase/(decrease) in accrued expenses                               209,258               290,781              (130,461)
      (Decrease)/increase in deferred revenues                              (41,000)              161,000
      (Decrease) in settlement payable                                           --                    --              (203,117)
      (Decrease) in extension payments                                                                                 (200,000)
                                                                        ===========           ===========           ===========
NET CASH AND CASH EQUIVALENTS USED IN                                    (4,003,355)           (3,848,306)           (2,376,561)
OPERATING ACTIVITIES
                                                                        ===========           ===========           ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Burly Bear Networks                                           --              (200,000)
    Purchase of fixed assets                                                (40,398)              (54,876)               (7,123)
                                                                        ===========           ===========           ===========
NET CASH AND CASH EQUIVALENTS USED IN                                       (40,398)             (254,876)               (7,123)
INVESTING ACTIVITIES
                                                                        ===========           ===========           ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                    --                75,374                83,101
    Purchase of Series B preferred shares                                        --             2,115,000             2,585,318
    Increase in notes payable                                             3,903,982             1,028,856               415,000
                                                                        ===========           ===========           ===========
NET CASH AND CASH EQUIVALENTS PROVIDED                                    3,903,982             3,219,230             3,083,419
BY FINANCING ACTIVITIES
                                                                        ===========           ===========           ===========
NET DECREASE IN CASH AND CASH                                              (139,771)             (883,952)              699,735
EQUIVALENT
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              140,255             1,024,207               324,472
                                                                        ===========           ===========           ===========
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $       484           $   140,255           $ 1,024,207
                                                                        ===========           ===========           ===========
      Cash paid for Taxes                                               $     2,857           $     2,424           $     1,643
                                                                        ===========           ===========           ===========
Supplemental disclosure: shares/options/warrants issued for services    $   641,878           $   947,040           $         0
                                                                        ===========           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A

Organization and Principles of Consolidation. The consolidated financial statements include the accounts of National Lampoon, Inc. and its subsidiaries (Company) after elimination of all inter-company items and transactions. The Company, a California corporation, was formed in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During fiscal year 1991, the Company acquired all of the outstanding shares of National Lampoon, Inc. (NLI). NLI was incorporated in 1967 and was primarily engaged in publishing the National Lampoon Magazine and related activities. Subsequent to the Company's acquisition of NLI, it has de-emphasized its videocassette business and publishing operations and has focused primarily on exploitation of the National Lampoon trademark. The Company reincorporated into Delaware under the name National Lampoon, Inc. in November 2002.

On May 17, 2002, the Company, James P. Jimirro, the Chairman of the Board, President and Chief Executive Officer, and a group of investors known collectively as the National Lampoon Acquisition Group (NLAG) completed a Preferred Stock and Warrant Purchase Agreement, (the Purchase Agreement). The Purchase Agreement called for, among other items, the purchase of 35,244 units, consisting of one share of Series B Preferred Stock and a warrant to purchase
28.169 shares of the Company common stock, at $100 a unit. The Series B Preferred Stock votes on an as converted basis as a class with the shares of Common Stock. As part of the transaction entered into related to the Purchase Agreement, one member of NLAG became Chief Operating Officer of the Company, and entered into an employment agreement with the Company, and a voting agreement was entered into providing for the election of three Jimirro nominees, three NLAG nominees, and one nominee acceptable to both parties The consummation of the Reorganization Transactions effectively concluded all of the litigation between the Company, the members of the NLAG Group and Mr. Jimirro.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's net losses of $5,127,107 and $5,924,836 in the last two years, negative working capital of $6,938,541 and an accumulated deficit of $20,943,951 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company is issuing shares of Series C Preferred stock and may be issuing shares of common stock to investors as a means of raising capital. In addition, the Company is very active in increasing operations through acquisitions and forming new divisions in an effort to increase cash flow and profitability. If management is unable to raise additional capital and cannot increase cash flow through operations, the Company will not be able to meet its obligations and may have to cease operations.

The Company has entered into agreements with, AFG Entertainment, Golden International Group, Tim Durham and Daniel Laikin, and others which are anticipated to close in November 2004, in connection with the Company's Series C Convertible Preferred Stock financing. If the Company were to sell all of the 250,000 shares of Series C Preferred Stock, it would raise gross proceeds of $8,875,000, which includes the conversion of a $4.5 million loan into shares of Series C Preffered Stock. The Company is negotiating an underwritten secondary offering of up to 1.75 million shares of its common stock at a share price to be mutually agreed upon, subject to board approval. If it completes such secondary offering, it would raise gross proceeds of up to $8 million.

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

Intangible Assets. Intangible Assets consists primarily of the National Lampoon trademark and is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. The intangible asset acquired through the acquisition of Burly Bear, Inc. have been written off based upon the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Gross intangibles were $5,964,732 with accumulated amortization of $3,748,578 at July 31, 2004 and $5,964,732 with accumulated amortization of 3,508,578 at July 31, 2003, which includes $240,000 of amortization being expensed in both years. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $240,000 per year, which represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty five years.

As of July 31, 2004, the Company has determined that expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible assets.

New Accounting Pronouncements:

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for fiscal year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004. This interpretation did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS 150") This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial position or results of operations.

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," "SFAS 149" which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in FASB Statement No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. All provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company's financial position or results of operations.

In May 2003, the Emerging Issues Task Force (EITF) released Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition for arrangements involving more than one deliverable and the determination of whether an arrangement contains more than one unit of accounting. EITF 00-21 also addresses the measurement of the varying components of an arrangement and the manner in which the revenue should be allocated to the separate units of accounting. During December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 104, "Revenue Recognition," which incorporated the requirements of EITF 00-21. The adoption of EITF 00-21 and SAB 104 did not have a material effect on the Company's results of operations or financial condition.

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial condition.

Basic and Fully Diluted Loss Per Share. The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Convertible Preferred Stock is included on an as converted basis if the effect is dilutive.

Options to purchase 231,242, 1,148,131, and 296,996 shares of common shares, 12,448, 1,133,633, and 0 warrants, and 3,583,491, 3,583,491, and 2,267,266 common shares upon conversion of the Series B Convertible Preferred stock are not included in the calculation of diluted EPS in the fiscal year ended July 31, 2004, 2003, and 2002 respectively, because their inclusion would be anti-dilutive.

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

                                                           Option                 Weighted
                                  Number of                Exercise               Average
                                  Options                Price Range           Exercise Price
                                =============           =============          =============
Balance, July 31, 2001                296,996            $1.69-$14.00          $       10.55
    Options granted                   893,670             $3.50-$8.00          $        3.96
    Options canceled                  (28,168)           $3.19-$16.13          $        7.70
    Options exercised                 (14,367)            $1.88-$8.00          $        5.78
                                =============           =============          =============
Balance, July 31, 2002              1,148,131            $1.88-$16.13          $       10.55
    Options granted                   390,500             $3.50-$6.00          $        5.41
    Options canceled                  (70,165)           $3.50-$13.63          $        7.07
    Options exercised                 (94,333)            $3.25-$4.11          $        3.63
                                =============           =============          =============
Balance, July 31, 2003              1,374,133            $1.94-$16.13          $        5.77
    Options granted                   622,520             $3.20-$7.00                   3.68
    Options canceled                 (152,300)          $2.07-$16.125                   5.75
    Options exercised                      --                      --                     --
                                =============           =============          =============
Balance, July 31, 2004              1,844,353           $2.075-$16.13                   5.03
                                =============           =============          =============

Of the exercisable options outstanding at July 31, 2004, 2003 and 2002, 1,844,353, 1,078,464, and 1,118,131, respectively, the weighted average exercise prices were $5.03, $5.82, $5.65, and $11.29. The weighted average remaining life of the options outstanding at July 31, 2004 was 6.80 years.

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

                                                                           For the Fiscal Year Ended
                                                          =========================================================
                                                            July 31, 2004        July 31, 2003        July 31, 2002
                                                          ===============       ==============        =============
Net loss as reported                                      $(5,127,107)          $(5,924,836)          $(1,613,334)
Compensation  calculated under fair value method          $(1,469,114)          $(1,475,115)          $(2,274,491)
Net loss pro forma                                        $(6,596,221)          $(7,399,941)          $(3,887,825)
Basic and diluted loss per share as reported              $     (1.67)          $     (2.01)          $      (.58)
Basic and diluted loss per share pro forma                $     (2.15)          $     (2.51)          $     (1.41)

The fair value of each option grant on its date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                         For the Fiscal Year Ended
                                           =======================================================
                                           July 31, 2004        July 31, 2003        July 31, 2002
                                           ============         ============          ===========
Expected dividend yield                              00%                  00%                  00%
Expected stock price volatility              123.7-170%          87.5-129.2%                 77.2%
Risk free interest rate                             5.5                  5.5%                 4.0%
Expected life of option (in years)           7.00-10.00            3.00-7.00                 7.00

The weighted average fair value of the options granted during the fiscal years ended July 31, 2004, 2003 and 2002 was $3.61, $5.41, and $4.42 respectively.

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

NOTE B ACCRUED EXPENSES Accrued expenses consist of:

                                                   As of            As of
                                               July 31, 2004    July 31, 2003
                                                ========          ========
Accrued legal fees                              $ 91,810          $150,000
Accrued accounting fees                           20,114            27,500
Accrued payroll and related items                368,638           115,254
Accrued video royalties                           15,000            15,000
Accrued television and other royalties           426,524           412,574
Deferred payroll officers/shareholders             6,695             6,695
Other                                             61,500            54,000
                                                ========          ========
                                                $990,281          $781,023
                                                ========          ========

NOTE C COMMITMENTS AND CONTINGENCIES

Leases. The Company is obligated under an operating lease expiring on September 30, 2005 for approximately 3,912 square feet of office space in Los Angeles, California. The lease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index.

The Company is obligated under an operating lease expiring in May of 2006 for an automobile provided by the Company to its chairman, President and Chief Executive Officer.

The Company's minimum future lease payments for the fiscal years indicated are as follows:

   Year                   Office               Auto/
                          Space              Equipment               Total
                     ============        =============          =============
   2005              $    139,306        $      11,994          $     151,300
   2006                    23,218                9,995                 33,213
                     ============        =============          =============
                     $    162,524        $      21,989          $     184,513
                     ============        =============          =============

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's aggregate lease payments were approximately $206,292, $141,872, and $139,166, for the years ended July 31, 2004, 2003 and 2002, respectively.

Harvard Lampoon Agreement. Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of from 1.5% to 2% on the Company's net receipts from exploitation of the National Lampoon trademark. Royalty payments under this agreement were approximately $23,000, $11,000, and $16,000, for the years ended July 31, 2004, 2003 and 2002, respectively.

Guber-Peters Agreement. Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company (GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI's obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2004, the Company has recorded royalty expense of approximately $500,000 relating to the Termination Agreement including approximately $0, $195,000, and $35,000 during the years ended July 31, 2004, 2003, and 2002, respectively. The increased royalty expense during fiscal 2003 was primarily due to the airing of 65 episodes of the Company's "Funny Money" on one of the cable networks. According to the Guber-Peters agreements, there is a minimum fee of $5,000 for every television episode that airs. The 65 episodes would result in a royalty of $325,000, except that the Company has a maximum due Guber-Peters of $396,250 of which the Company had already accrued $210,687. With this accrual, the Company has recognized the full potential balance due Guber-Peters and therefore will not make any further accruals to them.

Employment Agreements. The Company has entered into a 2002 Employment Agreement dated May 17, 2002 with James P. Jimirro, its Chairman, President and Chief Executive Officer. The 2002 agreement terminated the 1999 Agreement and replaced all Contingent Notes totaling $3,224,482 in exchange for an immediate payment of $1,100,000, and future contingent amounts due upon raising of additional capital. The Agreement can be cancelled after December 31, 2002 without cause upon raising additional financing, at which time the Company must pay the new contingent amounts due to Mr. Jimirro of a cash severance payment in the amount of $1,400,000 and delivery of a promissory note providing for the Company's payment to Mr. Jimirro of $1,000,000 in twelve equal monthly installments. The employment contract calls for a base salary for the Initial Term beginning January 1, 2002 and ending December 31, 2007 of $500,000 per year, and a cancellation provision. If Mr. Jimirro remains employed by the Company on December 31, 2003, the Jimirro Employment Agreement will automatically be extended for an additional year. As of December 31, 2004 and December 31 of each year thereafter, so long as Mr. Jimirro remains employed by the Company on such date, the Jimirro Employment Agreement will again be automatically extended for an additional year so that at no time will the remaining term under the Jimirro Employment Agreement be less than five years. To secure future obligations to him, Mr. Jimirro was also granted a security interest in substantially all of the Company's assets, including a pledge of all the outstanding securities of all of their subsidiaries. In addition, Mr. Jimirro will receive 50 percent of the amount the Company receives from exploitation of the movie National Lampoons Van Wilder. The Agreement also provides for the Company to grant Mr. Jimirro 5,000 shares of the Company's common stock at that day's fair market value on the last day of each month of the Employment Term beginning January 31, 2003.

The Company has entered into a 2002 Employment Agreement dated May 17, 2002 with Daniel Laikin, a Director and its Chief Operating Officer. The agreement grants to Mr. Laikin compensation of $200,000 per year, which for the Agreement year ended May 17, 2003 was paid in the form of Series B Preferred stock. According to the Agreement, the Chief Operating Officer shall have general operational control of the business and affairs of the Company and reports directly to the Board of Directors. Mr. Laikin was also granted 100,000 common stock options at fair market value at date of grant, as part of the Agreement. The employment agreement has an initial term of one year, but it automatically extends for successive one-year terms thereafter unless and until the Board of Directors elects not to renew the agreement.

The Company has entered into an at-will employment agreement with Douglas Bennett, effective October 14, 2002. Mr. Bennett receives a base salary of $175,000 per year, effective December 1, 2002. Mr. Bennett is entitled to calendar quarterly bonuses of $31,250, which bonuses are payable in the month subsequent to the end of calendar quarter to which they were granted. Concurrent with the signing of the Bennett Employment Agreement, Mr. Bennett was granted options to purchase 135,0000 shares of common stock at the then current market price of $6.00 per share, which options vest ratably over a 3-year period. Mr. Bennett is also entitled to an option grant of 50,000 shares of common stock for the period January 3, 2003 through June 3, 2003 and an option grant of 50,000 shares of common stock for the period July 3, 2003 through December 3, 2003. These options shall also vest ratably over three year periods and are to be issued at then current market prices. Upon a change in control of the Company, all unvested options are to vest immediately.

On August 18, 2003, a lawsuit was filed against us by Duncan Murray in Los Angeles Superior Court, case number BC300908. Mr. Murray claimed that he was unjustly terminated and was owed severance. The matter was sent to arbitration on February 17, 2004 and was settled on that date. According to the terms of the Settlement and General Release Agreement, the Company paid to Mr. Murray and his lawyer a total of approximately $42,500.

The Purchase Rights became redeemable upon the Acquisition on May 17,2002. Subject to certain exceptions, the Purchase Rights were redeemable at a price of $0.001 per right. Since the amount owed most Rights holders was less than $1.00, a letter was sent to all Rights holders requesting they contact the Company in order for them to receive the amount they were owed. As of October 15, 2003 none of the Rights holders have requested payment.

NOTE D NOTE RECEIVABLE ON COMMON STOCK

On July 14, 1986, James P. Jimirro, the Company's Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. For such shares, the Company received the sum of approximately $58,000 and a note for approximately $58,000. The Note bears interest at the rate of 10% per annum and, pursuant to a July 14, 1986 Pledge and Security Agreement, is secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2004 and 2003 was approximately $162,980 and $157,000 respectively.

NOTE E MAJOR CUSTOMERS

During the year ended July 31, 2004, the Company earned revenue from three significant customers of approximately $773,000 representing 16%, 14%, and 10% of revenues. During the year ended July 31, 2003, the Company earned revenue from three significant customers of approximately $695,000 representing 44%, 13%, and 12% of revenues. During the year ended July 31, 2002, the Company earned revenue from three significant customers of approximately $694,000 representing 21%, 15%, and 38% of revenues.

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

Further as part of the May 17, 2002 Purchase Agreement, the Company amended and restated the Restated Certificate of Incorporation, as amended, to effect among other things, the designation of 68,406 shares of the previously authorized 2,000,000 shares of Preferred Stock as Series B convertible Preferred Stock, and the elimination of Series A Preferred shares as an authorized series of preferred stock. Each share of Series B Preferred is convertible into 28.169 shares of common stock. The Series B Preferred Stock vote on an as converted basis as a class with the shares of Common Stock. The holders of Series B Preferred Stock shall have a right to participate in dividends and distributions (including, without limitation, share dividends or distributions) to the extent that the holders of Common Stock participate, and the holders of Series B Preferred Stock shall receive a like dividend or distribution, pro rata and pari passu with the holders of Common Stock, with all holders of Series B Preferred Stock being treated as if they were holders of the number of shares of Common Stock into which their shares of Series B Preferred Stock could be converted, further, that no dividend or distribution shall be paid unless such dividends or distributions are sufficient to pay in full all amounts due to the holders of the Series B Preferred Stock and the holders of the Common Stock Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the assets of the Corporation legally available for distribution, if any, shall be distributed ratably to the holders of the Common Stock and the Series B Preferred Stock, with all holders of Series B Preferred Stock being treated as if they were holders of the number of shares of Common Stock into which their shares of Series B Preferred stock could be converted.

During the year ended July 31, 2003, the Company sold an additional 21,500 units to the NLAG group, under the same terms of the Purchase Agreement, for total proceeds of $2,115,000.

As discussed in Note C, Mr. Laikin's compensation of $200,000 per year was paid in the form of Series B Preferred stock in fiscal 2003 and has been accrued and is to be paid in the form of Series C Preferred stock for fiscal 2004 and 2005.

NOTE H INCOME TAXES
The Company's provision for income taxes is as follows:

                                                 For the Fiscal Year Ended
                                    ==================================================
                                   July 31, 2004       July 31, 2003      July 31, 2002
                                    ==========          ==========          ==========
Federal income taxes                $        0          $        0          $        0
State income taxes                       2,857               2,424               1,600
                                    ==========          ==========          ==========
Provision for income taxes          $    2,857          $    2,424          $    1,600
                                    ==========          ==========          ==========

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                                           For the Fiscal Year Ended
                                                            =========================================================
                                                            July 31, 2004        July 31, 2003        July 31, 2002
                                                              ==========            ==========            ==========
Statutory federal income tax rate                                    (34%)                 (34%)                 (34%)
State income taxes Amortization of intangible assets                   5%                    5%                    5%
Other, increase in valuation allowances                               29%                   29%                   29%
                                                              ==========            ==========            ==========
Effective tax rate                                                     0%                    0%                    0%

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For federal and state income tax purposes, as of July 31, 2004 & 2003 the Company has available net operating loss carry forwards of approximately $15,413,000 and $11,320,000 respectively (expiring between 2008 and 2016) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carry forwards which give rise to deferred tax assets are as follows:

                                              As of                As of
                                          July 31, 2004        July 31, 2003
                                           ==========           ==========
Net operating loss carry forwards           6,165,000            4,528,000
Accrued liabilities                           390,000              110,000
Royalty reserves                                6,000               19,000
                                           ==========           ==========
                                            6,561,000            4,657,000
Valuation allowance                        (6,561,000)          (4,657,000)
                                           ==========           ==========
                                                   --                   --
                                           ==========           ==========

Valuation allowances of $6,561,000 and $4,657,000 were recorded at July 31, 2004 and 2003, respectively, to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

 NOTE I SEGMENT INFORMATION
The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, during the fiscal year ended July 31, 1999 which changed the way the Company reports information about its operating segments. The Company operates in three business segments: licensing and exploitation of the National Lampoon trademark and related properties, operation of the nationallampoon.com website and video distribution. Segment operating income/(loss) excludes the amortization of intangible assets, stock appreciation rights costs, interest income and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally between the trademark and Internet segments. Summarized financial information for the fiscal years ended July 31, 2004, 2003, and 2002 concerning the Company's segments is as follows:

                                      Trademark         Consumer Prod           Television             Total
                                     ===========        ==============         ============        =============
Year Ended July 31, 2004
    Segment revenue                 $ 1,299,000           $    64,000           $   559,000           $ 1,922,000
    Segment operating loss             (469,000)           (1,584,000)           (2,840,000)           (4,893,000)
    Identifiable assets
    Capital expenditures                                                             40,000                40,000
    Depreciation expense                  2,000                                      28,000                30,000

Year ended 31, 2003
    Segment revenue                 $   904,000           $    12,000           $    92,000           $ 1,008,000
    Segment operating loss           (1,239,000)           (2,032,000)           (1,912,000)           (5,183,300)
    Identifiable assets                   5,000                38,000                                      43,000
    Capital expenditures                                                              6,000                 6,000
    Depreciation expense                  2,000                                      17,000                19,000

Year Ended July 31, 2002
    Segment revenue                 $   913,000           $    30,000                                 $   943,000
    Segment operating loss             (940,000)             (776,000)                                 (1,716,000)
    Identifiable assets                   7,000                                                             7,000
    Capital expenditures
    Depreciation expense                                        8,000                                       8,000

A reconciliation of segment operating income/(loss) to net income/(loss) before income taxes for the fiscal years ended July 31, 2003, 2002 and 2001 is as follows:

                                                                               For the Fiscal Year Ended
                                                                 ========================================================
                                                                 July 31, 2004        July 31, 2003         July 31, 2002
                                                                  ===========           ===========           ===========
Segment operating loss                                            $(4,893,000)          $(5,183,000)          $(1,717,000)
Amortization of intangible assets                                    (240,000)             (781,000)             (240,000)
Stock appreciation rights benefit/(expense)                                --                    --               843,000
Conversion of SARs to stock options                                        --                    --              (140,000)
Other income                                                               --                32,000               175,000
Interest income                                                         6,000                 7,000                13,000
Corporate  expenses  incurred  related  to the change in                                         --              (546,000)
control of the Company
                                                                  ===========           ===========           ===========
Net income/(loss) before income taxes                             $(5,127,000)          $(5,925,000)          $(1,612,000)
                                                                  ===========           ===========           ===========

A reconciliation of reportable segment assets to consolidated total assets as of July 31, 2004 and 2003 is as follows:

                                                       For the Fiscal Year Ended
                                                   ================================
                                                   July 31, 2004      July 31, 2003
                                                    ==========          ==========
Total assets for reportable segments                   154,000          $   30,000
Intangible asset not allocated to segments           2,216,000           2,456,000
Cash and cash equivalents                                   --             140,000
Short-term investments                                      --                  --
Other unallocated amounts                              136,000              66,000
                                                    ==========          ==========
Total assets                                        $2,506,000          $2,692,000

NOTE J JOINT VENTURE

The Company is the successor to a 75% interest in a joint venture ("Joint Venture") established in 1975 for the development and production of the film National Lampoon's Animal House ("Film"). The current operations of the Joint Venture consist solely of collecting certain proceeds from the distribution and exploitation of the Film by the copyright owner. For financial statement purposes, the Joint Venture has been consolidated and an expense recorded corresponding to the minority partner's interest in the proceeds from the Joint Venture. The revenue received by the joint venture relating to the Film was $0 for the fiscal years ended July 31, 2004, 2003 and 2002.

NOTE K RELATED PARTY TRANSACTIONS

Bruce P. Vann, one of the Company's directors until February of 2004, was a partner of the law firm Kelly Lytton &Vann LLP retained by the Company for various legal matters. Legal expenses of approximately $32,000, $108,000, and $119,000 were incurred with respect to work performed by Mr. Vann's firm for the Company during the fiscal years ended July 31, 2004, 2003 and 2002.

See Notes C, D and G to these consolidated financial statements for information concerning certain transactions between the Company and the Company's Chairman, President and Chief Executive Officer.

NOTE L SUBSEQUENT EVENTS

The Company is in the midst of receiving funding from various parties as part of the Series C Preferred stock offering. As of the record date we have received funding totaling $1,159,900 from Golden International Group, Robert Levy, AFG Entertainment, and various others. These parties will invest approximately $8,000,000 (which includes approximately $4.5 million already loaned to us) in a new series of convertible preferred stock. Further, we have signed a Letter of Intent with a third party in an effort to sell up to an additional 1.75 million shares of common stock as part of a secondary common stock offering, at a price to be mutually agreed upon, subject to board approval. Upon receipt of funding, approximately $1.5 million will be paid to James P. Jimirro as part of the Reorganization Transaction of May 17, 2002. Upon Mr. Jimirro's receiving payment he will vacate his offices with the Company, and resign as president. Mr. Jimirro will retain his position as Chairman of the Board and the composition of the board will not change until he is paid another $1 million, to be paid out over the subsequent 12-month period.

                       STATEMENT OF OPERATIONS BY QUARTER
                             NATIONAL LAMPOON, INC.
                                    UNAUDITED

                July 31       April 30,        Jan. 31,      Oct. 31,     July 31        April 30,        Jan. 31,      Oct. 31,
                 2004           2004            2004          2004          2003            2003            2003            2003
             ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========
Net Sales        433,735        500,768        714,132        272,929        460,453        344,914        128,329         74,189

Gross
(Loss)          (948,705)    (1,385,426)    (1,445,223)    (1,350,658)    (1,880,953)    (1,159,966)    (1,401,106)    (1,618,640)
             ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========
Income          (947,630     (1,383,986)    (1,443,783)    (1,351,618)    (1,879,507)    (1,158,520)    (1,305,723)    (1,580,280)
(loss)
             ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========
Net income   $  (947,630)   $(1,383,986)   $(1,443,783)   $(1,351,618)   $(1,879,507)   $(1,159,320)   $(1,305,723)   $(1,580,280)
(loss)
             ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========
(Loss)/      $     (0.31)   $     (0.45)   $     (0.47)   $     (0.45)   $     (0.62)   $     (0.39)   $     (0.45)   $     (0.55)
Earnings
per share
             ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========