Form 10QSB
period 2004-10-31
NATIONAL LAMPOON INC
filed 2004-12-21
CIK 798078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-15284

                             NATIONAL LAMPOON, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                          95-4053296
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

                      10850 Wilshire Boulevard, Suite 1000
                             Los Angeles, California
                                      90024
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 474-5252
                    (Registrant's telephone number including
                                   area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 3,108,683 shares of common stock, $0.001 par value, issued and outstanding as of December 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

                           FORWARD LOOKING STATEMENTS

      Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as "may," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "our future success depends," "seek to continue," or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

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

and other factors, such as the general state of the U.S. economy, which will be outside of our control.

      In evaluating forward-looking statements, you should consider the factors identified above as well as those risks outlined in the section of this quarterly report titled "Management's Discussion and Analysis or Plan of Operation". Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not undertake to update any of the forward-looking statements to conform these statements to actual results.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          AS OF
                                                                                      OCT. 31, 2004
                                                                                      -------------
                                                                                       (UNAUDITED)
   CURRENT ASSETS
        Cash and cash equivalents                                                      $  1,400,925
        Accounts receivable                                                                 210,558
        Prepaid expenses and other current assets                                            74,471
                                                                                       ------------

            Total current assets                                                          1,685,954

   NON-CURRENT ASSETS
        Capitalized production costs                                                         90,593
        Fixed assets, net of accumulated depreciation                                        44,945
        Intangible assets                                                                 5,964,732
        Accumulated amortization of intangible assets                                    (3,808,578)

                                                                                       ------------

            Total non-current assets                                                      2,291,692
                                                                                       ------------
   TOTAL ASSETS                                                                        $  3,977,646
                                                                                       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
        Accounts payable                                                                    256,725
        Accrued expenses                                                                  1,076,487
        Notes payable including $2,832,579 due to shareholders                            3,110,886
        Deferred income                                                                     117,500
                                                                                       ------------
          TOTAL LIABILITIES                                                               4,561,598
                                                                                       ------------
   SHAREHOLDERS' EQUITY (DEFICIT)
         Series B Convertible Preferred Stock, par value $.0001,
            68,406 shares authorized, 63,607 issued                                               6
          Series C Convertible Preferred Stock, par value $.0001, 250,000 shares authorized, 115,385 shares issued
             and outstanding                                                                     12
        Common Stock, par value $.0001, 30,000,000 shares
            authorized, 3,091,183 issued                                                        309
         Additional paid in capital                                                      24,257,673
        Less: Note receivable on common stock                                              (164,420)
         Deferred compensation                                                             (501,041)
        Accumulated deficit                                                             (24,176,491)
                                                                                       ------------
          TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                             (583,952)
                                                                                       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   $  3,977,646
                                                                                       ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS
                                                                          ENDED OCT. 31,
                                                                     2004                2003
                                                                  -----------        -----------
REVENUES
    Production                                                    $   101,000                 --
    Licensing                                                         117,689        $    56,679
    Advertising and promotion revenues                                448,246            216,250
                                                                  -----------        -----------
       Total revenue                                              $   666,935        $   272,929

COSTS AND EXPENSES
    Costs related to production revenue                               117,104             81,990
    Costs related to licensing revenues                                87,467            100,375
     Production Costs                                                 239,367            378,724
    Amortization of intangible assets                                  60,000             60,000
    Selling, general & administrative expenses                        980,601            832,147
     Stock, warrants& options issued for services                     167,504            170,351
     Expense associated with modification of warrants                 904,897
                                                                  -----------        -----------
        Total costs and expenses                                    2,556,940          1,623,587
                                                                  -----------        -----------
    OPERATING LOSS                                                 (1,890,005)        (1,350,658)

OTHER INCOME
    Interest income                                                     1,440              1,440
                                                                  -----------        -----------
      Total other income                                                1,440              1,440
                                                                  -----------        -----------
LOSS BEFORE INCOME TAXES                                           (1,888,565)        (1,349,218)
                                                                  -----------        -----------
Provision for income taxes                                              6,169              2,400

 NET LOSS                                                         ($1,894,734)       ($1,351,618)

Beneficial conversion feature treated as preferred dividend        (1,337,809)                --

Net loss attributable to common shareholders                      ($3,232,543)                --

  Net loss per share - basic and diluted                          ($     1.05)       ($     0.44)
                                                                  ===========        ===========
  Weighted average number of common
    shares - basic and diluted                                      3,072,284          3,054,190
                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED OCTOBER 31,
                                                                               2004                2003
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 ($1,894,734)       ($1,351,618)
   Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
        Depreciation and amortization                                            68,067             67,051
        Stock, warrants and options issued for services                         247,053            170,351
         Expense associated with modification of warrants                       904,897
   Changes in assets and liabilities:
        (Increase) in accounts receivable                                      (158,219)           (78,310)
        (Increase) in prepaid expenses and other
            current assets, and other assets                                    (46,333)           (21,015)
        (Decrease) in accounts payable                                         (146,413)           (48,258)
        Increase/(decrease) in accrued expenses                                  86,202            (70,064)
        Decrease/(increase) in capitalized production costs                      63,555           (384,498)
        (Decrease)/increase in deferred revenues                                 (2,500)           181,981
                                                                            -----------        -----------
   NET CASH AND CASH EQUIVALENTS
   USED IN OPERATING ACTIVITIES                                                (878,425)        (1,534,380)
                                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                          --            (28,193)
                                                                            -----------        -----------
   NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                                    --            (28,193)
                                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Series C convertible preferred stock                         2,270,699                 --
      issuance
   Exercise of stock options                                                      8,167                 --
   Increase in notes payable                                                         --          1,510,874
                                                                            -----------        -----------
   NET CASH AND CASH EQUIVALENTS
     PROVIDED BY FINANCING ACTIVITIES                                         2,278,866          1,510,874
                                                                            -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                         1,400,441            (51,699)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                            484            140,255
                                                                            -----------        -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                          $ 1,400,925        $    88,556
                                                                            ===========        ===========

      Non cash investing and financing activities:
      Shares and options issued for services                                $   247,066        $   170,351
      Conversion of loans to Series C Convertible Preferred Shares          $ 2,236,951
                                                                            ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2004, and the results of operations and cash flows for the three month periods ended October 31, 2004 and 2003, have been included. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2004 included in the National Lampoon, Inc. ("Company" or "Registrant") annual report on Form 10-K for that period.

The results of operations for the three month period ended October 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended July 31, 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's net losses of $1,894,734 during the last fiscal quarter and net losses of $5,127,107, $5,924,836 in the last two years, negative working capital of $2,966,237 and accumulated deficit of $24,176,491 at October 31, 2004, raise substantial doubt about the Company's ability to continue as a going concern. Since the consummation of the Reorganization Transactions disclosed in detail in the Company's annual report on Form 10-K for the year ended July 31, 2002, the Company has initiated a number of new business activities, and significantly increased our overhead by the hiring of new employees and consultants. To date, these operations have provided limited operating revenue, and the Company has been relying on funding received from a group headed by Daniel S. Laikin, Paul Skjodt and Timothy S. Durham (the "NLAG Group") in the form of securities purchased in connection with the Reorganization Transactions, and subsequent investments by Messrs. Laikin and Durham (NLAG Group) in the form of loans, to fund operations. Since the consummation of the Reorganization Transactions, in which the Company received $2.1 million, subsequent convertible preferred stock purchases provided the Company with approximately $2.8 million. In addition the Company has received approximately $4.6 million from the NLAG Group in the form of loans. On December 9, 2004 we completed the sale of units consisting of a new series of convertible preferred stock, Series C, and warrants to purchase our Common Stock. Through this offering, the Company received approximately $3.0 million in cash and approximately $5.2 million from the conversion of debt owed to the NLAG Group, salary and accrued expenses owed to Daniel Laikin, a director, for a total of approximately $8.2 million.

On October 14, 2004 the Company signed a non-binding letter of intent for a firm commitment underwritten offering of approximately 1,750,000 shares of our Common Stock at a price to be negotiated. The Company anticipates that the offering will occur during the first six months of the 2005 fiscal year, although there is no guarantee that the offering will take place during this period or at all The foregoing information does not constitute an offer of any securities for sale.

The Company's financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to its ability to continue as a going concern. This explanatory paragraph may impact its ability to obtain future financing.

NOTE B - EARNINGS PER SHARE

Net loss attributable to common shareholders has been increased by the beneficial conversion feature on the preferred stock, which is accounted for as a preferred dividend. Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same as common equivalent shares have been excluded from the computation, as they would have an anti-dilutive effect. Options and warrants to purchase 4,556,603 and 203,612 common shares and 10,972,542 and 7,166,982 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2004 and 2003 of respectively because their inclusion would be anti-dilutive.

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same as common equivalent shares have been excluded from the computation, as they would have an anti-dilutive effect. Options and warrants to purchase 4,556,603 and 203,612 common shares are not included in the calculation of diluted earnings per share during the three months ended October 31, 2004 and 2003 respectively because their inclusion would be anti-dilutive.

NOTE C - STOCK OPTIONS

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

                                                                   3 Months Ended
                                                                     October  31
                                                                2004               2003
Net loss attributable to common shareholders-as reported    $(3,232,543)       $(1,351,618)
APB 25 expense recognized                                            --                 --
Stock option compensation under-fair value method              (184,578)           (85,203)
Net income/(loss)-pro forma                                  (3,417,121)        (1,436,821)
Basic & diluted earnings/(loss) per share-as reported       $     (1.05)       $     (0.44)
Basic & diluted earnings/(loss) per share-pro forma         $     (1.11)       $     (0.47)


Note D STOCKHOLDER EQUITY

On September 15, 2004 the Company's Board of Directors and stockholders holding a majority of the Company's Common Stock approved a two for one split of the Common Stock. The effect of this stock split has been reflected in all reported periods. On December 9, 2004 the Company closed an offering of units consisting of Series C Convertible Preferred Stock and warrants to purchase the Company's Common Stock. During the first quarter of fiscal 2005, the Company received approximately $4.5 million for the Series C Convertible Preferred Stock in the form of cash and conversion of debt. After the end of the first fiscal quarter the Company issued another approximately $3.6 million in Series C Convertible Preferred Stock in exchange for the receipt of cash and the conversion of debt, salaries and accrued expenses. According to the Series C Preferred Stock and Warrant Purchase Agreement, each Unit of the Series C Preferred Stock was priced at $40.00 per share (pre-split) or the average share price (pre-split) of the Company's Common Stock in the public market during the 30 day period prior to the purchase, multiplied by twenty, whichever is lower, but in no case could the price per share of Series C Preferred Stock be less than $35.50. At the commitment date, all Series C Convertible Preferred shares were purchased for $35.50 per Unit. Further, Series C holders earn a dividend of 9% per annum for the term in which they hold the Preferred Stock, with the interest payable in the form of the Company's Common Stock upon conversion of the Series C Preferred Stock to Common Stock. Included in each Series C Unit is a Warrant to purchase ten shares of the Company's Common Stock. The Warrants have a four year term and an exercise price of $1.775 on a post split basis.

As part of the Series C Convertible Preferred Stock offering, the terms of the warrants granted to the holders of Series B Convertible Preferred Stock were made identical to the terms of the Series C warrants. Therefore, the term of the Series B warrant was modified to four years from the issuance of the Series C shares, and the exercise price was changed to $1.775 from $2.50. The excess of the value of the modified options as compared to the original options was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of the Company's Common Stock, totaled $904,897, which has been recognized as a charge to operations.

Shares of Series C Convertible Preferred Stock are convertible at the option of the holder and the Series C Units sold include a warrant to purchase ten shares of the Company's Common Stock. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 135.9%; and a term of 4 years. The value of the warrants plus the value of the conversion feature exceeded the proceeds of the offering. Therefore pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Ratios", the discount attributable to the beneficial conversion feature, approximately $1,337,809 was expensed immediately in a manner similar to a dividend at the date of issuance and is included in the Statement of Operations as a preferred dividend.

NOTE E - SEGMENT INFORMATION

The Company operates in three business segments: the production of motion picture, television, and video/DVD products; the licensing and exploitation of the "National Lampoon" trademark and related properties including the sale of products to consumers; and television production and distribution to college campuses from which advertising and promotions revenues are derived. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the three segments. Summarized financial information for the three month periods ended October 31, 2004 and 2003 concerning the Company's segments is as follows:

                                          Production          Licensing         Television            Total
                                          -----------        -----------        -----------        -----------
Three Months Ended October 31, 2004
     Segment revenue                      $   101,000        $   118,000        $   448,000            667,000
     Segment operating (loss)             ($  633,000)       ($  576,000)       ($  627,000)       ($1,836,000)

Three Months Ended October 31, 2003
     Segment revenue                               --        $    57,000        $   216,000        $   273,000
     Segment operating(loss)                       --        ($  556,000)       ($  737,000)       ($1,293,000)

A reconciliation of segment operating loss to net income before income taxes for the three month periods ended October 31, 2004 and 2003 is as follows:

                                                  FOR THE THREE MONTHS ENDED
                                              OCT. 31, 2004        OCT. 31, 2003
                                               -----------          -----------
     Total segment operating (loss)            ($1,836,000)         ($1,293,000)
     Amortization of intangible assets              60,000               60,000
     Interest income                                (1,000)              (1,000)
                                               -----------          -----------
     Net loss before income taxes              ($1,895,000)         ($1,352,000)
                                               ===========          ===========

NOTE F - LITIGATION

On February 17, 2004, plaintiff Trustin Howard filed a lawsuit against defendants In-finn-ity Productions, Bud Friedman, National Lampoon Productions, and Game Show Network LLC in the United States District Court for the Central District of California. The plaintiff alleges that the Company, along with other defendants, stole his idea for the show Funny Money and also alleges, among other things, copyright infringement. He seeks damages and injunctive relief. The Company believes that it has a valid defenses to this action and intends to vigorously contest this matter

NOTE G SUBSEQUENT EVENTS

In November 2004, 17,500 Common Stock options were exercised. On December 9, 2004 the Company closed a private offering of its securities, see Note D above. The Company sold a total of 229,761 Units at a price of $35.50 per unit. Each unit included one share of Series C Preferred Stock convertible into twenty shares of the Company's Common Stock, and a warrant to purchase ten post-split shares of the Company's Common Stock at a price of $1.77 per share. The warrants have a term of four years. As a result of the completion of the offering, the Company received a total of $3 million in cash and $5.2 million from the conversion of debt, salary, and accrued expenses for a total of $8.2 million. The Company signed a non-binding letter of intent on October 14, 2004 with an underwriter for a secondary public offering of up to 1.75 million shares of the Company's Common Stock. The Company anticipates that the offering will occur during the first six months of the 2005 fiscal year, although there is no guarantee that the offering will take place during this period or at all. The foregoing information does not constitute an offer of any securities for sale.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Management's Discussion and Analysis or Plan of Operation discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

      We are a media and entertainment company that creates and provides comedic content to our target audiences. The National Lampoon brand was initially developed through years of publication of the National Lampoon magazine and the production of motion pictures, including National Lampoon's Animal House and National Lampoon's Vacation. We believe that the National Lampoon brand is one of the strongest brands in media.

      Our primary business areas are comprised of:

      National Lampoon Network

      National Lampoon Network develops, produces and distributes comedic television programming through a network of 603 affiliated colleges and other educational television stations, reaching nearly 4.8 million college students in their dormitories and other places of residence. In 2003 we commenced production of eight original television programs for the 18-24 year old demographic solely for distribution on our network.

      Motion Picture and Television Programming

      We develop and produce motion pictures and made for television movies and programs. In recent years, we have derived the bulk of our revenues from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by us including such hits as National Lampoon's Animal House and National Lampoon's Vacation. To date, we
   -------------------------------     ---------------------------
have not financed the production or distribution of any National Lampoon motion pictures. Instead, we have relied upon third parties, primarily major motion picture studios, to provide a picture's financing and distribution. As of July 31, 2004, we have been involved in the production of eighteen motion pictures.

      We are anticipating two new motion pictures to be released in 2005:
National Lampoon's Pledge This! starring Paris Hilton; and National Lampoon's
-------------------------------                            ------------------
The Trouble with Frank, starring Jon Bon Jovi.
----------------------

      We have been and continue to be involved in production of television programs for broadcast networks, cable channels or the syndicated marketplace. We anticipate that television production will continue to be in integral part of our business plan with a view towards the creation of new comedic content and promotion of the National Lampoon trademark.

      In late 2004 we entered into a "first-look" agreement with Viacom Productions. Viacom Productions was subsequently reorganized and our agreement was transferred to its parent's television development and production arm, Paramount Network Television.

      Home Entertainment

      We have focused significant efforts and resources into home entertainment, including repackaging existing material and developing and producing original materials for DVD and VHS distribution. In September 2004 we announced a multi-year agreement with Genius Products that may bring at least two dozen never-before-distributed titles to market this year.

      Publishing

      As part of our licensing segment's activities, in 2003 we entered into an agreement with Rugged Land LLC to publish 6 National Lampoon books based on new and established National Lampoon comedic content. We have released three books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, and National Lampoon's Big Book of True Facts

      Licensing

      In addition to publishing, we license the National Lampoon brand and content from our library for use in a wide variety of products including radio broadcast, recordings, electronic games, videos and live events.

      Internet

      We develop and produce comedic content programming. Our Internet programming involves the creation, design and publishing of interactive content for our web site www.nationallampoon.com. The sale of National Lampoon product via the Internet is considered part of our licensing segment.

Our Revenue Sources

Our sources of revenue from our business areas include:

      o NATIONAL LAMPOON NETWORK. We expect to continue to generate revenue from the sale of advertising and marketing fees from live events.

      o MOTION PICTURE AND TELEVISION PROGRAMMING. We expect to continue to generate revenues based on receiving a percentage of the net profits, which varies from project to project.

      o HOME ENTERTAINMENT. We expect to continue to generate revenues based on royalty fees generated from the sale of our products, which in most cases is produced by outside third parties and from royalties generated from the use of our content.

      o PUBLISHING. We expect to continue to generate revenues based on royalty fees generated from the sale of our print products.

      o LICENSING. We expect to continue to generate revenues based on royalty fees generated from the licensing of the National Lampoon brand.

Strategic Objectives

      We seek to become a more significant player in the entertainment industry, while at the same time managing our risk and cash flow so as to be able to effectively respond to continuing changes in the entertainment industry. Our strategy to achieve our objectives include:

      o becoming a leading developer, producer and distributor of quality comedic content and programming;

      o continuing to expand our National Lampoon Network by adding new affiliates, increasing advertising and marketing revenue and producing shows for viewing on our network;

      o expanding our video and DVD library by increasing the number of products we produce for home entertainment;

      o capitalizing on our reputation and relationships with major studios and multimedia companies capable of expanding the use of the National Lampoon brand, while at the same time creating new and additional sources of revenue for our company; and

      o reducing our risk by limiting any direct investment in motion film and network television production.


CRITICAL ACCOUNTING POLICIES

      Management has identified two accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003

      For the quarter ended October 31, 2004, revenues from production, licensing and advertising and promotion totaled $666,935 as compared to $272,929 for the quarter ended October 31, 2003, an increase of 144%. Production revenues were $101,000 for the first quarter of the 2005 fiscal year as compared to no production revenues for the first quarter of the 2004 fiscal year. Of this amount, $51,000 was earned from the release of video products produced for AMC and $50,000 was earned as part of a production arrangement for a DVD with Genius Productions. Revenues earned from the licensing of our trademark totaled $117,689 during the first quarter of the 2005 fiscal year, representing an increase of $61,010 or 108% over the $56,679 in licensing revenues we earned during the quarter ended October 31, 2003. This increase resulted primarily from a $50,000 licensing deal with a division of Walt Disney Company that allowed it to use the National Lampoon name to promote the sale of cell phones and the payment of $35,000 by Activision for the use of the National Lampoon name on one of its video games. In the prior year, our trademark revenues included $25,000 paid by a third party for the publication of a National Lampoon book and $25,000 paid to us by TBS for the use of the name in a television special. National Lampoon Networks advertising and promotion revenues of $448,246 represents an increase of $231,996 or 107% from advertising and promotion revenues totaling $216,250 for the quarter ended October 31, 2003. During the first quarter of the 2005 fiscal year, approximately $395,000 represented revenues from advertising, including $200,000 for advertisements promoting the release of the feature film "Golddiggers", and $53,000 from the promotion of various products and services. In the first quarter of the 2004 fiscal year, of the $216,250 in National Lampoon Networks' revenues, approximately $124,000 was for advertising spots on National Lampoon Networks' programs, and approximately $92,000 was for activities performed by National Lampoon Networks to promote third party motion pictures.

      Costs related to the production segment for the quarter ended October 31, 2004 increased by $35,114 or 43% to $117,104 from $81,990 in production costs incurred during the first quarter of the 2004 fiscal year. Production costs associated with AMC revenues accounted for this increase. Costs related to trademark revenues decreased by 13% or $12,908 for the first quarter of the 2005 fiscal year, to $87,467 from $100,375 during the first quarter of the 2004 fiscal year. Reduced personnel costs related to the trademark segment accounted for this decrease. Production costs of $239,367 in the first quarter of the 2005 fiscal year represent a decrease of $139,357 or 37% from costs of $378,724 during same period in the 2004 fiscal year. National Lampoon Networks reduced production costs in the current fiscal year and relied more on repeat programming than in the prior fiscal year.

      Amortization of intangible assets, the costs of the Company's acquisition of the "National Lampoon" trademark, was $60,000 during each of the quarters ended October 31, 2004 and 2003. Selling, general, and administrative costs increased by $148,454 or 18% to $980,601 during the quarter ended October 31, 2004 from $832,147 during the quarter ended October 31, 2003. This increase resulted primarily from an increase in interest costs of approximately $29,000 due to an increase in NLAG loans, an increase in investor public relations fees of approximately $54,000 resulting from the employment of public relations firms, and an increase in legal and accounting fees of approximately $52,000 due to increased corporate activity.

      Expense related to stock, warrants, and options issued for services decreased by $2,848 to $167,503 in the first quarter of the 2004 fiscal year from $170,351 in the first quarter of the prior fiscal year, representing a decrease of 2%. The costs associated with a number of the grants made in prior years had been fully amortized by the end of the previous fiscal year. Expense associated with the modification of warrants was approximately $904,897 in the current fiscal year versus zero in the prior year. Series B warrants, initially issued along with the Reorganization Transaction in May 2002, were modified to be identical in price and term with the Series C warrants issued in October. The excess of the value of the modified options as compared to the original options was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of the Company's Common Stock, totaled $904,897, which has been recognized as a charge to operations.

      Interest income was $1,440 during the quarters ended October 31, 2004 and 2003. For the three months ended October 31, 2004, the Company had a net loss of $1,894,734 or $.62 per share versus a loss of $1,351,618, or $.44 per share for the quarter ended October 31, 2003, representing an increase in the loss of approximately $543,000 or 40%. This increase in loss resulted primarily from the recognition of expense associated with the modification of warrants of approximately $904,000 during the fiscal quarter. This increase in expense was offset somewhat by an increase in revenues of approximately $394,000, while total costs increased by $933,000 to $2,557,000, including the $904,000 mentioned above, in the first quarter of the 2005 fiscal year from $1,623,587 during the same period in the prior fiscal year, leaving a net increase of approximately $543,000.

      Beneficial conversion feature treated as preferred dividend of $1,337,809 versus zero in the prior year reflects the discount attributable to the beneficial conversion feature of the Series C Convertible Preferred stock issued in October 2004. The addition of this discount results in a net loss attributable to common shareholders of $3,232,542 or $1.05 per share for the quarter. See discussion in Note D, Stockholder Equity above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of working capital during the quarter ended October 31, 2004 was from investors purchasing Series C Convertible Preferred Stock. We believe that our cash on hand, which as of December 8, 2004 totaled approximately $1.2 million, together with trademark and television revenues will provide us with adequate cash to fund our ongoing operations through the end of the current fiscal year. We anticipate that any shortfall will be covered by the NLAG Group and other investors although there is no obligation on the part of the NLAG Group to do this.

      For the three months ended October 31, 2004, our net cash flow used in operating activities was $878,425 as compared to $1,534,380 of net cash used in operating activities during the three months ended October 31, 2003. This decrease in the use of cash resulted primarily from increased revenues and a decrease in the production costs of National Lampoon Networks. At October 31, 2004, we had cash and cash equivalents of $1,400,925 as compared to $484 at July 31, 2004.

      Since the consummation of the Reorganization Transaction we have initiated a number of new business activities including our acquisition, in August 2002, of substantially all the assets of Burly Bear Network, which we renamed National Lampoon Networks, and we have significantly increased our overhead by hiring new employees and consultants to assist us with the expansion of our business. To date, these operations have provided minimal operating revenue. In order to continue our operations, we have been relying on the NLAG Group to either loan us funds or to invest in units composed of our Series B Convertible Preferred

Stock and warrants to purchase our Common Stock. Since the consummation of the Reorganization Transaction, from which we received $2,085,718, subsequent sales of units composed of our Series B Convertible Preferred Stock and warrants to purchase our Common Stock have provided us with $2,615,000. As of December 10, 2004, we received an additional $3.0 million in cash proceeds from the offering of units composed of our Series C Convertible Preferred Stock and warrants to purchase our Common Stock and we issued additional units of these securities to pay loans and expenses owed to certain officers and directors in the amount of $4.6 million and $502,000, respectively. Unless our revenues from new business activities significantly increase in the near term, we will need to raise additional capital to continue to fund our planned operations or, in the alternative, significantly reduce or even eliminate certain operations. There can be no assurance that we will be able to raise such capital on reasonable terms, or at all. As of December 10, 2004 we had cash on hand of approximately $1.2 million and receivables totaling $120,000. This amount may not be sufficient to fund operations through this fiscal year. We anticipate that any shortfall will be covered by the sale of additional securities and the exercise of warrants held by the NLAG Group and other investors. If the NLAG Group declines to make additional investments, or if we should be unable to secure additional financing, we could be forced to immediately curtail much, if not all, of our current plans and operations. Our financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to our ability to continue as a going concern. This explanatory paragraph may impact our ability to obtain future financing.

Commitments For Capital Expenditures

      As of October 31, 2004, we had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

      There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3 - CONTROLS AND PROCEDURES

      The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There were no significant changes in the Company's disclosure controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On October 14, 2004 we issued 5,115 shares of our Common Stock to our attorneys, Richardson & Patel LLP, in exchange for legal services rendered in connection with capital raising transactions. These legal services had a value of $18,601.81. We issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and, as our legal counsel, the offeree occupies a status that affords it effective access to the information registration would otherwise provide.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Stockholders holding a majority of our Common Stock and our Series B Convertible Preferred Stock (which votes with the holders of our Common Stock on an "as converted" basis) (collectively, the "Majority Stockholders") passed the following proposals by written consent during the quarter ended October 31, 2004:

      On August 31, 2004, the Majority Stockholders approved a two-for-one split of our Common Stock. The stock split was effective on September 15, 2004.

      On September 17, 2004, the Majority Stockholders approved an amendment to our Certificate of Incorporation to increase our authorized shares of Common Stock to 60,000,000 shares.

      The Majority Stockholders voted a total of 1,759,133 shares of Common Stock in favor of these proposals. This represented 54.37% of the shares of Common Stock entitled to vote. No votes were solicited from stockholders other than the Majority Stockholders.

ITEM 5 - OTHER INFORMATION

      On December 9, 2004 we closed a private offering of our securities. We sold 229,761 units at a price of $35.50 per unit. Each unit included one share of Series C Preferred Stock and a warrant to purchase ten post-split shares of our Common Stock at a price of $1.77 per share. The warrants have a term of four years. As a result of the offering, we received $3 million in cash and $5.2 million from the conversion of debt, salary, and accrued expenses for a total of $8.2 million. We relied on section 506 of the Securities Act of 1933 to issue the securities, inasmuch as the units were sold without any form of general solicitation or general advertising and sales were made only to accredited investors.

ITEM 6 - EXHIBITS

(A) EXHIBITS


3.1   Company's Second Amended and Restated Certificate of Incorporation (1)

3.2   Company's Amended and Restated Bylaws (1)

3.3 First Amendment to the Company's Amended and Restated Certificate of Incorporation (2)

4.1 NLAG Registration Rights Agreement, dated May 17, 2002, among the Company, the members of the NLAG Group, and GTH Capital, Inc. (1)

4.2 Jimirro Registration Rights Agreement, dated May 17, 2002, between the Company and James P. Jimirro (1)

4.3 Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (3)

4.4   Piggyback Registration Rights Agreement, dated September 3, 2002 (4)

4.5 Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)

10.1 National Lampoon, Inc. Series C Preferred Stock and Warrant Purchase Agreement (5)

10.2  Piggyback Registration Rights Agreement (5)

10.3  National Lampoon, Inc. Series C Voting Agreement (5)

10.4  Common Stock Purchase Warrant (Series C) (5)

31.1  Certification pursuant to Section 302 of Sarbanes-Oxley - James P. Jimirro
      (5)

31.2  Certification pursuant to Section 302 of Sarbanes-Oxley - James Toll (5)

32 Certification pursuant to Section 906 of Sarbanes-Oxley - James P. Jimirro and James Toll (5)


-------------
(1)   Incorporated by reference to Form 8-K filed on May 31, 2002.

(2)   Incorporated by reference to Form 10-K filed on October 29, 2004.

(3)   Incorporated by reference to Form S-8 filed on June 26, 2002.

(4)   Incorporated by referenced to Form 8-K filed on September 9, 2002.

(5)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 20, 2004                 NATIONAL LAMPOON, INC.


                                        By: /s/James Toll

                                            James Toll
                                            Chief Financial Officer