Form 10QSB
period 2005-01-31
NATIONAL LAMPOON INC
filed 2005-03-17
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2005

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
(Zip Code)

(310) 474-5252
(Registrant’s telephone number including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 3,397,845 shares of common stock, $0.001 par value, issued and outstanding as of March 9, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

FORWARD LOOKING STATEMENTS

Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as “may,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “our future success depends,” “seek to continue,” or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

•	our inability to generate revenues sufficient to sustain our operations or to raise capital as and when we need it;

•	our failure to accurately forecast our capital needs;

•	unanticipated increases in development, production or marketing expenses related to our various business activities;

•	our inability to effectively compete with other providers of comedic entertainment in the marketplace;

•	our inability to protect our intellectual property from infringement by others;

•	our inability to fully implement our business plan for any reason;

•	the loss of the services of our Chief Executive Officer and our President and other factors, such as the general state of the U.S. economy, which will be outside of our control.

In evaluating forward-looking statements, you should consider the factors identified above as well as those risks outlined in the section of this quarterly report titled “Management’s Discussion and Analysis or Plan of Operation”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not undertake to update any of the forward-looking statements to conform these statements to actual results.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	JAN 31, 2005
(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$1,762,709
Accounts receivable	436,781
Capitalized debt issuance costs	633,000
Prepaid expenses and other current assets	172,578
Total current assets	3,005,068

NON-CURRENT ASSETS
Capitalized production costs	155,543
Fixed assets, net of accumulated depreciation	34,065
Intangible assets	5,964,732
Accumulated amortization of intangible assets	(3,868,578)

Total non-current assets	2,285,762
TOTAL ASSETS	$5,290,830

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$335,279
Accrued expenses	1,642,360
Notes payable	2,845,874
Deferred income	260,000
TOTAL CURRENT LIABILITIES	5,083,513

MINORITY INTEREST	--

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued.	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 229,761 shares issued	23
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, and 3,343,311 shares issued.	334
Additional paid in capital	29,293,878
Less: Deferred compensation	(346,012)
Accumulated deficit	(28,740,912)
TOTAL SHAREHOLDERS’ EQUITY	207,317
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,290,830

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JAN. 31,		SIX MONTHS ENDED JAN. 31,
	2005	2004	2005	2004
REVENUE
Production	$47,000	$375,162	$148,000	$375,163
Licensing	1,053,809	232,173	1,171,497	288,852
Advertising and promotion revenues	229,935	106,795	678,181	323,045
Total revenues	1,330,744	714,130	1,997,678	987,060
COSTS AND EXPENSES
Costs related to production revenue	27,304	303,080	144,408	385,070
Costs related to licensing revenue	84,930	26,092	172,397	126,467
Production costs	251,696	347,686	491,063	726,410
Amortization of intangible assets	60,000	60,000	120,000	120,000
Selling, general & administrative expenses	1,445,386	1,274,731	2,346,426	2,106,878
Stock, warrants, & options issued for services	155,029	147,765	402,092	318,116
Expense associated with modification of warrants	177,798	--	1,082,695	--
Severance costs	2,577,497	--	2,577,497	--
Total costs and expenses	4,779,640	2,159,354	7,336,578	3,782,941
OPERATING LOSS	(3,448,896)	(1,445,224)	(5,338,900)	(2,795,881)
OTHER INCOME (EXPENSE)
Interest income	3,364	1,440	4,804	2,881
Other expense	(172,822)	--	(172,822)	--
Total other income (expense)	(169,458)	1,440	(168,018)	2,881
LOSS BEFORE INCOME TAXES	(3,618,354)	(1,443,784)	(5,506,918)	(2,793,000)
Provision for state income taxes	2,969	--	9,138	2,400
NET LOSS	$(3,621,32)	$(1,443,78)	$(5,516,05)	$(2,795,400)
Beneficial conversion feature treated as preferred dividend	(943,097)	--	(2,280,906)	--
Net loss attributable to common shareholders	$(4,564,42)	$(1,443,78)	$(7,796,96)	$(2,795,400)

Net loss per share attributable to common shareholder— basic and diluted	$(1.46)	$(0.47)	$(2.51)	$(0.91)
Weighted average number of common shares-- basic and diluted	3,133,473	3,066,836	3,102,878	3,060,514

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JANUARY 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,516,056)	$(2,795,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,948	134,110
Amortization of debt issuance costs	7,000	--
Stock, options, and warrants issued for services	402,092	318,116
Expense associated with the modification of warrants	1,082,695	--
Other	5,115	(2,880)
Changes in assets and liabilities:
(Increase) in accounts receivable	(384,442)	(153,905)
(Increase) in prepaid expenses and other assets	(148,116)	(778)
(Increase) in production costs	(1,396)	(141,044)
Increase/(decrease) in accounts payable	(67,859)	205,378
Increase in accrued expenses	188,826	43,583
Increase/(decrease) in deferred revenues	140,000	(61,000)
NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(4,153,193)	(2,453,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	--	(28,194)
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	--	(28,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series C convertible preferred stock issuance	3,435,543	--
Exercise of stock options	74,083
Elimination of note receivable on common stock	162,980
Payments on notes payable	(472,188)	--
Proceeds from notes payable	2,715,000	2,487,756
NET CASH AND CASH EQUIVALENTS (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	5,915,418	2,487,756
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,762,225	5,742
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484	140,255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,762,709	$145,997

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of investing and financing activities:

Stock and options issued for services and debt issuance costs	$1,042,092	$318,116
Conversion of loans to Series C Convertible Preferred stock with warrants attached	$4,649,775

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 31, 2005, and the results of operations and cash flows for the three and six month periods ended January 31, 2005 and 2004 have been included. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2004 included in the National Lampoon, Inc. (the “Company”) annual report on Form 10-K for that period.

The results of operations for the three and six month periods ended January 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2004.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s net losses of $5,516,056 during the first six months of the 2005 fiscal year and net losses of $5,127,107 and $5,924,836 in the prior two years, negative working capital of $2,078,445 and accumulated deficit of $28,740,912 at January 31, 2005, raise substantial doubt about the Company's ability to continue as a going concern. In order to fund operations, the Company has relied on the purchase of securities by Daniel S. Laikin, our Chief Executive Officer and a director, and Paul Skjodt and Timothy S. Durham, directors, (collectively referred to as the “NLAG Group”) and on loans made by Mr. Laikin and Mr. Durham that were subsequently converted to securities. Subsequent to the reorganization transactions that took place on May 17, 2002, the Company received approximately $4.6 million in loans from Mr. Laikin and Mr. Durham;

On December 9, 2004 the Company completed the sale of units consisting of Series C Convertible Preferred Stock with warrants attached. Through this offering, the Company received approximately $8.2 million consisting of approximately $3.0 million in cash and approximately $5.2 million from the conversion of debt owed to Mr. Laikin and Mr. Durham and salary and accrued expenses owed to Mr. Laikin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN (CONTINUED)

On January 28, 2005 the Company borrowed $2.7 million from N. Williams Family Investments, L.P. The loan was used to fund a severance payment in the amount of $2,532,800 to James P. Jimirro, the Company’s former President and CEO, and the current Chairman of the Board of Directors. The balance of the funds were used for working capital.

Management believes the following should alleviate the substantial doubt about the Company's ability to continue as a going concern. On March 10, 2005 the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of an as yet undetermined number of shares of our common stock. The registration statement has not yet been declared effective. The Company intends to raise at least $8 million in this offering, although there is no guarantee that the Company will raise any money. This information does not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

The Company’s consolidated financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to its ability to continue as a going concern. This explanatory paragraph may impact its ability to obtain future financing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - STOCK OPTIONS (CONTINUED)

	3 Months Ended January 31,		6 Months Ended January 31,
	2005	2004	2005	2004

Net loss attributable to common shareholders- as reported	$(4,564,420)	$(1,443,784)	$(7,796,962)	$(2,795,400)
APB 25 expense recognized	--	--	--	--
Stock option compensation under-fair value method	(106,468)	--	(291,047)	--
Net loss attributable to common shareholders-pro forma	$(4,670,888)	$(1,443,784)	$(8,088,009)	$(2,795,400)
Basic and diluted earnings/(loss) per share-as reported	$(1.46)	$(0.47)	$(2.51)	$(0.91)
Basic and diluted earnings/(loss) per share-pro forma	$(1.49)	$(0.47)	$(2.61)	$(0.91)

NOTE C - NOTES PAYABLE

On January 28, 2005 the Company borrowed the sum of $2,700,000 from N. Williams Family Investments, L.P. The loan accrues interest at the rate of 7% per year. The maturity date of the loan is the earlier of January 28, 2006 or the date the Company closes an offering in which the gross cash proceeds to the Company equal or exceed $2,700,000. The lender may also demand that the loan be immediately repaid if the Company defaults in its obligations under the promissory note. The Company is required to prepay the loan to the extent of any proceeds the Company receives from an equity offering raising less than $2.7 million. The loan is secured by a lien against all of our assets. The amount of $2,523,800 from the loan proceeds was used to pay severance benefits to James P. Jimirro, the Chairman of the Company’s Board of Directors and the Company’s former Chief Executive Officer and President, as required by his employment agreement dated May 17, 2002. The remaining proceeds were used for working capital.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Management has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152). The amendments made by Statement 152. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. Management has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the overall results of the Company’s operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Financial Accounting Standards Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Financial Accounting Standards Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. Management has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Management has evaluated the impact of the adoption of SFAS 123(R) and, although it has not yet finished its estimates to enable it to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, management believes the impact will be significant to the Company’s overall results of operations and financial position.

NOTE E - EARNINGS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation, due to the fact they are anti-dilutive. Options and warrants to purchase 6,914,412 and 92,557 common shares during the three months ended January 31, 2005 and 2004, and 5,735,507 and 149,084 for the six months ended January 31, 2005 and 2004 respectively are not included in the calculation of diluted earnings per share respectively because their inclusion would be anti-dilutive. 8,178,711 and 3,583,491 shares that would be issuable upon conversion of the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three months and six months ended January 31, 2005 and 2004 respectively because their inclusion would be anti-dilutive.

NOTE F - STOCKHOLDER EQUITY

On September 15, 2004 the Company’s Board of Directors and stockholders holding a majority of the Company’s common stock approved a two for one split of the Company’s common stock. The effect of this stock split has been reflected in all reported periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - STOCKHOLDER EQUITY (CONTINUED)

On December 9, 2004 the Company closed an offering of units consisting of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock. The Company received approximately $8.2 million for the units, consisting of approximately $3 million in cash, $4.7 million from the conversion of debt, and approximately $492,000 for payment of salaries. At the commitment date, each unit was purchased for $35.50. Holders of Series C Convertible Preferred Stock earn a dividend of 9% per annum payable in the form of the Company’s common stock at the time the holder converts the Series C Convertible Preferred Stock to common stock. Attached to each share of Series C Convertible Preferred Stock is a warrant to purchase ten shares of the Company’s common stock.

As part of the offering of units of Series C Convertible Preferred Stock with warrants attached, the terms of the warrants granted to the holders of Series B Convertible Preferred Stock were made identical to the terms of the Series C Convertible Preferred Stock warrants. Therefore, the term of the warrants attached to the Series B Convertible Preferred Stock was modified to extend four years from the issuance of the Series C Convertible Preferred Stock, and the exercise price was reduced to $1.775 from $2.50. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of the Company’s common stock, totaled $904,897, which has been recognized as a charge to operations.

Each shares of Series C Convertible Preferred Stock is convertible at the option of the holder into 20 shares of the Company’s common stock. Attached to each share of Series C Convertible Preferred Stock is a warrant to purchase 10 shares of the Company’s common stock. The warrants have a term of four years and an exercise price of $1.775 on a post-split basis. The relative fair value of the warrants of $1,271,904 was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 95.7%; and a term of 4 years. The value of the warrants plus the value of the preferred stock with the conversion feature of $4,920,977 exceeded the proceeds of the offering. Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as the terms of the Series C Convertible Preferred Stock are convertible upon issuance, the discount attributable to the beneficial conversion feature, $943,097 was expensed immediately in the quarter ended January 31, 2005 in a manner similar to a dividend at the date of issuance and is included in the Statement of Operations as a preferred dividend. The total discount attributable to the beneficial conversion feature for the Series C Convertible Preferred Stock offering for the six months ended January 31, 2005 was $2,280,906.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - STOCKHOLDER EQUITY (CONTINUED)

On January 28, 2005 the Company borrowed $2.7 million from N. Williams Family Investments, L.P. As part of the loan transaction, N. Williams Family Investments, L.P. was issued 80,000 shares of the Company’s common stock, and Christopher Williams, a party related to N. Williams Family Investments, L.P., was issued 20,000 shares. In addition Daniel Laikin and Timothy Durham personally guaranteed certain obligations of the Company relating to the security for the loan, and as part of this guarantee were each issued 50,000 shares of the Company’s common stock. The expense associated with these stock grants totaled $640,000, was recognized as debt issuance costs and capitalized. These costs will be amortized over the one year term of the note, or upon repayment if earlier.

In conjunction with his separation from service, the Company agreed to extend the stock options granted to James P. Jimirro that would otherwise have expired 90 days after the termination of his employment. The excess of the value of the modified options as compared to the original options was calculated according to paragraph 188 of FAS 123. The excess amount totaled $177,798, which has been recognized as a charge to operations for the quarter ended January 31, 2005.

NOTE G - SEGMENT INFORMATION

The Company operates in three business segments: the production of motion picture, television, and video/DVD products; the licensing and exploitation of the “National Lampoon®” trademark and related properties including the sale of products to consumers; and television production and distribution to college campuses from which advertising and promotions revenues are derived. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the three segments. Summarized financial information for the three month and six month periods ended January 31, 2005 and 2004 concerning the Company’s segments is as follows:

	Production	Licensing	Television	Total
Three Months Ended January 31, 2005
Segment revenue	$47,000	$1,054,000	$230,000	$1,331,000
Segment operating (loss)	($2,104,000)	($1,163,000)	($294,000)	($3,561,000)

Three Months Ended January 31, 2004
Segment revenue	$375,000	$232,000	$107,000	$714,000
Segment operating(loss)	($313,000)	($179,000)	($893,000)	($1,385,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - SEGMENT INFORMATION (CONTINUED)

Six Months Ended January 31, 2005
Segment revenue	$148,000	$1,172,000	$678,000	$1,998,000
Segment operating (loss)	($2,629,000)	($1,647,000)	($1,116,000)	($5,392,000)

Six Months Ended January 31, 2004
Segment revenue	$375,000	$289,000	$323,000	$987,000
Segment operating(loss)	($604,000)	($442,000)	($1,630,000)	($2,676,000)

A reconciliation of segment operating loss to net income before income taxes for the three and six month periods ended January 31 2005 and 2004 is as follows:

	FOR THE THREE MONTHS ENDED
	JAN. 31, 2005	JAN. 31, 2004
Total segment operating (loss)	($3,561,000)	($1,385,000)
Amortization of intangible assets	60,000	60,000
Interest income	(3,000)	(1,000)
Net loss before income taxes	($3,618,000)	($1,444,000)

	FOR THE SIX MONTHS ENDED
	JAN. 31, 2005	JAN. 31, 2004
Total segment operating (loss)	($5,392,000)	($2,676,000)
Amortization of intangible assets	120,000	120,000
Interest income	(5,000)	(3,000)
Net loss before income taxes	($5,507,000)	($2,793,000)

NOTE H - LITIGATION

On February 17, 2004, plaintiff Trustin Howard filed a lawsuit against defendants In-finn-ity Productions, Bud Friedman, National Lampoon Productions and Game Show Network LLC in the United States District Court for the Central District of California. The plaintiff alleges that the Company, along with the other defendants, stole his idea for the show Funny Money and also alleges, among other things, copyright infringement. He seeks damages and injunctive relief. The Company believes that it has valid defenses to this action and intends to vigorously contest this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - LITIGATION (CONTINUED)

On October 27, 2004 Far Horizon Sales and Leasing LLC filed a complaint against the Company’s subsidiary, National Lampoon Networks, Inc., in the Superior Court for the County of Los Angeles. The plaintiff alleges that it suffered damages for breach of contract, negligence and trespass to chattel related to the rental of a coach bus and damage thereto. The plaintiff alleges damages in excess of $79,000. Noting the extent of the damages, the value of the vehicle, and the fact that there is insurance coverage, the Company, in an effort to be conservative, has accrued $50,000 on its books.

NOTE I - SUBSEQUENT EVENTS

Between February 1, 2005 and March 11, 2005, options to purchase 2,400 shares of common were exercised by employees, and 52,134 shares of common stock were issued as payment for services rendered by various companies.

On March 10, 2005 the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of an as yet undetermined number of shares of its common stock. The Company intends to use the net proceeds from the offering for the payment of the loan made to the Company by N. Williams Family Investments, L.P. as well as for other corporate purposes. The registration statement has not yet been declared effective. This information does not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis or Plan of Operation discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a media and entertainment company that creates and distributes comedic content to our target audiences. The National Lampoon® brand was initially developed through years of publication of National Lampoon magazine and the production of motion pictures, including National Lampoon’s Animal House and National Lampoon’s Vacation. We believe that the National Lampoon® brand is one of the strongest brands in media. Our current business objective is to expand the use of the National Lampoon® brand through motion picture and television development, production and distribution of entertainment through our subsidiary, National Lampoon Networks, Inc., a network of affiliated college television stations, expansion into the home entertainment markets, and licensing our name.

Our primary business areas are comprised of:

National Lampoon Networks

National Lampoon Networks develops, produces and distributes comedic television programming. National Lampoon Networks reaches nearly 4.8 million college students in their dormitories and other places of residence through a network of 603 affiliated college and other television stations. For advertisers targeting the young adult audience, National Lampoon Networks sells commercial and field marketing services, such as product sampling and live promotional events hosted on college and university campuses.

Motion Picture and Television Programming

We develop and produce motion pictures and made for television movies and programs. In recent years, we have derived the bulk of our revenues from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by us including such movies as National Lampoon’s Animal House and National Lampoon’s Vacation. We do not finance the production or distribution of any National Lampoon® motion pictures. Instead, we rely on third parties to provide motion picture financing and distribution. To date, 20 motion pictures have been released using the National Lampoon® name and three additional motion pictures are planned for release during 2005.

We are involved in the production of television programs for broadcast networks, cable channels, pay-per-view or the syndicated marketplace. We anticipate that television production will continue to be part of our business plan, as we create new comedic content and promote the National Lampoon® trademark.

Home Entertainment

We are aggressively expanding into the home entertainment market by repackaging existing material and developing and producing original material for DVD and VHS distribution. We have partnered with unrelated third parties to produce and distribute several new titles in 2005. These products may include shows for broadcast on National Lampoon Networks as well as original National Lampoon® productions.

Licensing

In addition to motion picture and television programming and publishing, we license the National Lampoon® brand and content from our library for use in a wide variety of products including radio broadcasts, recordings, electronic games, videos and live events.

Publishing

We intend to publish six National Lampoon® books over a three year period. To date, we have released three of these books, 1964 High School Reunion Year Book, National Lampoon’s Book of Love, and National Lampoon’s Big Book of True Facts. We intend to publish the remaining three books by September 2005.

Internet

We use our Internet operations as an integral part of our business to attract fresh comedic content from unrelated writers and contributors. We use this content in the development of stories, characters and animation that will be converted into other media. We also operate a webstore through which consumers can purchase branded items directly from us.

National Lampoon Tours

We recently began to offer group travel and entertainment packages. We intend to achieve a market position in selected high volume, high margin travel destinations that appeal to college students. We initially prepared packages for Cabo San Lucas, Mexico and Las Vegas. The packages include professional entertainment, theme parties and other attractions for young adults. We market these travel packages directly through National Lampoon Networks, our website and third party agents.

Our Revenue Sources

The sources of revenue from our business areas include:

•	NATIONAL LAMPOON NETWORKS. We earn revenues from the sale of on-air advertising and from marketing fees earned through product sampling, promotional events and other live events.

•	MOTION PICTURE AND TELEVISION PROGRAMMING. We earn revenues based on gross revenue, profit participation and licensing fees, which vary from project to project.

•	LICENSING. We earn revenues based on royalties generated from licensing the National Lampoon® brand.

•	HOME ENTERTAINMENT. We earn revenues based on royalties from the sale and rental of our branded comedic content on DVD and VHS videotape.

•	PUBLISHING. We earn revenues based on royalties generated from the sale of our print products.

•	INTERNET. We generate revenues from our website from the sale of banner ads, e-commerce, sponsorships, syndication of content originally developed for our website and the sale of branded merchandise.

•	NATIONAL LAMPOON TOURS. We anticipate that we will earn revenues from the sale of travel packages which are oriented to young adults and marketed on college campuses and through our website.

Strategic Objectives

We seek to continue to provide National Lampoon® comedic content and products to as many consumers as possible by

•	continuing to expand National Lampoon Networks by adding new college and university affiliate stations, increasing advertising and marketing revenue and producing new television shows;

•	expanding our video and DVD library by increasing the number of products we produce and have distributed for home entertainment;

•	capitalizing on our reputation and relationships with major studios and other multimedia companies to expand the use of the National Lampoon® brand;

•	creating new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events;

•	expanding the number of college students purchasing travel packages created by National Lampoon Tours, and

•	capitalizing on opportunities provided by the Internet to merchandise our home entertainment and other products.

Results of Operations

Three Months Ended January 31, 2005 as compared to the Three Months Ended January 31, 2004

For the three months ended January 31, 2005 production revenues were $47,000 compared to $375,162 for the quarter ended January 31, 2004. This was a decrease of 88%. During the quarter ended January 31, 2004, we recognized $198,000 in revenue from a television pilot produced for American Movie Classics, $150,000 for four comedy videos produced for Image Entertainment, and $27,500 for the sponsorship of a live event during the Sundance Film Festival. During the three months ended January 31, 2005, we earned $17,000 from a production made for Image Entertainment and $30,000 for a pilot program for Fox Sports Network. Trademark revenues for the three months ended January 31, 2005 were $1,053,809 as compared to $232,173 for the same period in the prior year, representing an increase of 354%. During the three months ended January 31, 2005 we received a royalty payment in the amount of $365,000 for use of our name in the film National Lampoon’s Animal House as compared to a royalty payment of $180,000 during the three months ended January 31, 2004. During the three months ended January 31, 2005, we recognized $394,000 from revenues earned for the use of the National Lampoon® name for VHS tapes and DVDs delivered pursuant to our agreement with Genius Productions, and $50,000 for use of the name for a video owned by Going the Distance. During the three months ended January 31, 2005, we also recognized $164,000 for licensing the National Lampoon® name for use in the movie National Lampoon’s Dorm Daze, $20,000 for licensing the National Lampoon® name for use in the movie National Lampoon’s Blackball, $25,000 from publishing endeavors, $18,000 from a first look agreement we entered into with Paramount Pictures, and approximately $18,000 for Internet merchandise, video sales, Internet advertising revenues and the sale of the “Stand Up Reagan” video. During the three months ended January 31, 2004, other than the annual royalty in the amount of $180,000 for use of our name in the film National Lampoon’s Animal House, we received $30,000 from Activision for use of the National Lampoon® name on a video game, and approximately $20,000 for merchandise, video sales, and Internet revenues.

During the three months ended January 31, 2005, National Lampoon Network’s revenues increased to $229,935 from $106,795 earned during the three months ended January 31, 2004, representing an increase of 115%. National Lampoon Network’s advertising revenues totaled approximately $113,000 during the three months ended January 31, 2005 as compared to $59,000 in advertising revenues earned during the three months ended January 31, 2004 and its promotional and sponsorship revenues totaled approximately $117,000 during the three months ended January 31, 2005 as compared to promotional and sponsorship revenues of approximately $48,000 earned during the three months ended January 31, 2004.

Costs related to production revenue during the three months ended January 31, 2005 decreased to $27,304 from $303,080 during the three months ended January 31, 2004, representing a decrease of 91%. The decrease in production revenues during the three months ended January 31, 2005, specifically the costs associated with the production of the American Movie Classic pilot program and the Image Entertainment video production which were incurred during the three months ended January 31, 2004 but were not repeated during the three months ended January 31, 2005, accounted for the significant decrease in costs. Costs related to licensing revenues increased to $84,930 during the three months ended January 31, 2005 from $26,092 in costs during the three months ended January 31, 2004, representing an increase of 226%. These costs included website development and maintenance, content creation and third party hosting of the website. An accrual of $50,000 for a claim on a rented vehicle used to promote a production and an increase in web site writing costs to $34,000 during the three months ended January 31, 2005, as compared to approximately $26,000 during the three months ended January 31, 2004, were the primary reasons for the higher costs. Television production costs of $251,696 during the three months ended January 31, 2005 represented a 28% decrease from television production costs of $347,686 in the corresponding period of the prior year. National Lampoon Networks has decreased its programming and distribution costs in an effort to increase profits. Amortization of intangible assets, which consists of the costs of our acquisition of the “National Lampoon®” trademark, was $60,000 during the three month periods ended January 31, 2005 and January 31, 2004

Selling, general and administrative costs increased from $1,274,731 during the three months ended January 31, 2004 to $1,445,386 during the three months ended January 31, 2005. This increase of approximately $171,000 or 13.4% resulted primarily from the payment of bonuses totaling $220,000 to two employees during the three months ended January 31, 2005. These bonuses were paid with units of our Series C Convertible Preferred Stock that we valued at $35.50 per unit. During the three months ended January 31, 2005, we also accrued a bonus to our President, Douglas S. Bennett, of $50,000 based upon an employment agreement that took effect on February 1, 2005. These increases were offset by a decrease in general office costs of approximately $15,000 and a decrease in National Lampoon Networks’ costs of approximately $48,000, $18,000 of which resulted from decreased personnel costs and $30,000 of which resulted from decreased marketing costs.

During the three months ended January 31, 2005, we recorded an expense of $155,029 associated with the granting of stock, options and warrants to advisors and consultants as compared to $147,765 during the three months ended January 31, 2004, representing an increase of approximately $7,000 or 5%. During the three months ended January 31, 2005, we modified certain options for the purchase of common stock granted to James P. Jimirro. Pursuant to the terms of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan, the options would have expired, if not exercised, 90 days following the termination of Mr. Jimirro’s employment. The option agreements have been amended so that they are not subject to this section of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan and will instead expire in accordance with the terms of the original grant. The expense associated with this modification was $177,798. There was no corresponding expense during the three months ended January 31, 2004. On January 28, 2005 we recorded a cost of $2,577,497 representing the final severance costs associated with Mr. Jimirro's separation from service.  This cost included salary in the amount of $2,523,800 and a payment in the amount of $53,697 to a leasing company in order to transfer the ownership of a car to Mr. Jimirro. There were no equivalent severance costs to Mr. Jimirro in the prior year.

Interest income earned during the three months ended January 31, 2005 increased to $3,364 as compared to $1,440 earned during the three months ended January 31, 2004. This increase resulted from an increase in cash and cash equivalents held during the period as compared to the same period last year. Other expense of $172,822 incurred during the three months ended January 31, 2005 resulted from forgiveness of a loan due from James Jimirro to us. This loan forgiveness was part of the severance benefits paid or transferred to Mr. Jimirro in accordance with the terms of his employment agreement.

For the three months ended January 31, 2005, we had a net loss of $(3,621,323) as compared to a net loss of $(1,443,783) for the three months ended January 31, 2004. This increase in net loss of approximately $2,175,000 or 151% resulted primarily from severance costs of approximately $2.6 million paid to James Jimirro, additional compensation to our Chief Executive Officer in the amount of $200,000, a bonus of $50,000 accrued for our President and an expense of approximately $178,000 associated with the modification of stock options. These costs were off-set by an increase in revenues of approximately $617,000 or 86% to $1,331,000 during the three months ended January 31, 2005 from $714,000 during the three months ended January 31, 2004. For the three months ended January 31, 2005, we recorded an expense of $943,097 associated with the beneficial conversion feature attributable to the Series C Convertible Preferred Stock, which is treated as a preferred dividend, as compared to no such expense during the three months ended January 31, 2004. The addition of this discount resulted in a net loss attributable to common shareholders of $(4,564,420) or $(1.46) per share for the three months ended January 31, 2005 as compared to a net loss attributable to common shareholders of $(1,443,784) or $(0.47) per share for the three months ended January 31, 2004.

Six Months Ended January 31, 2005 as compared to the Six Months Ended January 31, 2004

For the six months ended January 31, 2005, production revenues were $148,000 as compared to $375,163 for the same period in 2004. This decrease in production revenues of approximately $227,000 or 61% resulted primarily from a decrease in projects. During the six months ended January 31, 2005, we recognized approximately $68,000 from videos produced for Image Entertainment, $30,000 for a pilot produced for Fox Sports Network and $50,000 for videos produced for Genius Productions. During the six months ended January 31, 2004, we recorded approximately $197,000 for the production of a television pilot for American Movie Classics, $150,000 for comedy videos produced for Image Entertainment and $28,000 for the production of a Live Event. Licensing revenues of $1,171,497 for the six months ended January 31, 2005 represent an increase of $882,645 or 306% over licensing revenues for the six months ended January 31, 2004. Revenues from the use of our name in the film National Lampoon’s Animal House increased by approximately $185,000, to $365,000 for the six months ended January 31, 2005 from $180,000 for the six months ended January 31, 2004. Additional licensing agreements entered into during the six months ended January 31, 2005 included $394,000 from Genius Productions for videos, a total of $234,000 for use of the National Lampoon® name on three feature films, $50,000 from Disney Interactive for use of the National Lampoon® name on cell phones, $38,000 from Paramount as part of a first look television arrangement, and approximately $16,000 in video, Internet merchandise and Internet advertising sales. During the six months ended January 31, 2004, in addition to the $180,000 in licensing revenues from the film National Lampoon’s Animal House, there was approximately $20,000 from Activision for use of the National Lampoon® name for a video game, $23,000 for Internet merchandise and advertising, $27,000 from use of the name for television programs, and approximately $26,000 in publishing.

Advertising and promotion revenues from National Lampoon Networks were $678,181 during the six months ended January 31, 2005 as compared to $323,045 for the six months ended January 31, 2004, representing an increase of $355,136 or 110%. Advertising revenues increased to approximately $308,000 during the six months ended January 31, 2005, from $158,000 during the six months ended January 31, 2004, which represents an increase of $150,000 or 95%. Promotional revenues of $370,181 for the six months ended January 31, 2005 represents an increase of approximately $205,000 or 124% from the $165,000 in promotional revenues we received during the six months ended January 31, 2004.

Costs related to production revenues of $144,408 for the six months ended January 31, 2005 represented a 62% decrease from the $385,070 in costs related to production revenues for the six months ended January 31, 2004. During the six months ended January 31, 2004, costs associated with the television pilot for American Movie Classics totaled approximately $188,000, costs associated with the video production for Image Entertainment totaled approximately $115,000 and National Lampoon Networks’ live event sponsorship revenue costs totaled approximately $16,000, accounting for the higher costs related to production revenues for that period. During the six months ended January 31, 2005, production costs included approximately $46,000 for costs associated with the production for Image Entertainment, $29,000 for the pilot for Fox Sports Network, and the balance was made up of production personnel costs. Costs related to licensing revenues of $172,397 increased by $45,930 or 36% in the six months ended January 31, 2005 from $126,467 in the six months ended January 31, 2004. The primary reason for this increase relates to our accrual for the potential payment of damages relating to a legal action filed against us for damage to a vehicle used to promote a feature project. Production costs of $491,063 in the six months ended January 31, 2005 represents a decrease of $235,347 or 32% from $726,410 in production costs from the six months ended January 31, 2004. This decrease reflects decreased activity in the production of National Lampoon Network programming. Amortization of intangible assets, namely the costs of our acquisition of the “National Lampoon®” trademark, was $120,000 during each of the six months periods ended January 31, 2005 and January 31, 2004.

Selling, general and administrative costs increased by $319,107 to $2,425,985 during the six months ended January 31, 2005 from $2,106,878 during the six months ended January 31, 2004, representing an increase of 15%. This increase resulted primarily from bonuses totaling $220,000 paid to two employees during the six months ended January 31, 2005. These bonuses were paid with units of our Series C Convertible Preferred Stock that we valued at $35.50 per unit. During the six months ended January 31, 2005, we also accrued a bonus to our President, Douglas S. Bennett, of $50,000 based upon an employment agreement that took effect on February 1, 2005. In addition, our costs for legal services increased by $55,466, from $144,749 during the six months ended January 31, 2004 to $200,215 during the six months ended January 31, 2005, and investor public relations costs increased during this period by $98,632, to $111,664 from $13,032. These increases were off-set by a decrease in accrued vacation of approximately $39,000 due to a new vacation accrual policy, reduced interest expense of $20,000 due to the conversion of loans to units of Series C Convertible Preferred Stock with warrants attached, and a reduction of office and travel and entertainment costs to approximately $41,000.

During the six months ended January 31, 2005, we recorded an expense of $322,533 associated with the granting of stock, options and warrants to advisors and consultants as compared to $318,116 in the six months ended January 31, 2004, representing an increase of approximately $4,000 or 1%. Expense associated with the modification of warrants was approximately $1,082,695 in the six months ended January 31, 2005 as compared to zero in the six months ended January 31, 2004. Warrants for the purchase of common stock issued in May 2002 in connection with the sale of units of our Series B Convertible Preferred Stock were modified to be identical in price and term with the warrants issued in conjunction with the offering of our Series C Convertible Preferred Stock. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of our common stock, totaled $904,897, which has been recognized as a charge to operations. Further, during the six months ended January 31, 2005, we modified certain options for the purchase of common stock granted to James P. Jimirro. Pursuant to the terms of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan, the options would have expired, if not exercised, 90 days following the termination of Mr. Jimirro’s employment. The option agreements have been amended so that they are not subject to this section of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan and will instead expire in accordance with the terms of the original grant. The expense associated with this modification was $177,798. There was no corresponding expense during the six months ended January 31, 2004. On January 28, 2005 we recorded a cost of $2,577,497 representing the final severance costs associated with Mr. Jimirro's separation from service. This cost included salary in the amount of $2,523,800 and a payment in the amount of $53,697 to a leasing company in order to transfer the ownership of a car to Mr. Jimirro. There were no equivalent severance costs to Mr. Jimirro in the prior year.

Interest income during the six months ended January 31, 2005 increased to $4,804 from $2,881 during the six months ended January 31, 2004. This increase of $1,923 or 67% resulted from an increase in cash and cash equivalents held during the six months ended January 31, 2005 as compared to the six months ended January 31, 2004. Other expense of $172,822 in the six months ended January 31, 2005 resulted from forgiveness of a loan due from James Jimirro to us. This loan forgiveness was part of the severance benefits paid or transferred to Mr. Jimirro in accordance with the terms of his employment agreement.

For the six months ended January 31, 2005, we had a net loss of $5,516,056 as compared to a net loss of $2,795,400 for the six months ended January 31, 2004, representing an increase in loss of $2,720,656 or 97%. The increase in net loss resulted primarily from severance costs of approximately $2.6 million paid to James Jimirro and the expense of approximately $1,082,695 associated with modifying the terms of stock options and warrants. An increase in revenues of $1,010,618 during the six months ended January 31, 2005 to $1,997,678 from $987,060 in the six months ended January 31, 2004 off set the increase of net loss. During the six month periods ended January 31, 2005 and 2004, we had no significant provision for income taxes due to the utilization of deferred tax valuation allowances. For the six months ended January 31, 2005, we recorded an expense of $2,280,906 associated with the beneficial conversion feature attributable to the Series C Convertible Preferred Stock, which is treated as a preferred dividend as compared to no such expense during the six months ended January 31, 2004. The addition of this discount results in a net loss attributable to common shareholders of $(7,796,962) or $(2.51) per share versus a net loss attributable to common shareholders of $(2,795,400) or $(0.91) per share for the six months ended January 31, 2004.

Liquidity and Capital Resources

Our principal source of working capital during the six months ended January 31, 2005 was trademark income and proceeds from the issuance of units of our Series C Convertible Preferred Stock with warrants attached.

For the six months ended January 31, 2005, our net cash flow used in operating activities was $4,153,193 as compared to $2,453,820 of net cash flow used in operating activities during the six months ended January 31, 2004. The decreased results are primarily from the severance payout made to James Jimirro, our former Chief Executive Officer and President. The decrease in the current period of the expense associated with the granting of stock, warrants, and options and the expense associated with the modification of stock options and warrants are not cash related expenses and so were eliminated from the calculation of cash flow used in operating activities. We had cash and cash equivalents of $1,762,709 at January 31, 2005 as compared to cash and cash equivalents of $145,997 at January 31, 2004. The increase in cash is primarily due to the offering of units of Series C Convertible Preferred Stock with warrants attached which resulted in an infusion of approximately $3 million in cash.

As of March 11, 2005 we had cash on hand of approximately $1,036,000 and receivables totaling $173,000. This amount may not be sufficient to fund operations through this fiscal year. We anticipate that any shortfall will be covered by the sale of additional securities.  If we are successful in raising at least $8 million in an offering of our securities, we believe that our cash on hand, along with the proceeds of the offering and our cash flow from operations, will provide us with adequate cash to fund our ongoing operations for a period of 24 months.

Our principal sources of working capital include limited trademark income, advertising and sponsorship revenues and loans received from the NLAG Group, which includes three of our directors, in the aggregate amount of $4.4 million. During the six months ended January 31, 2005, we received an additional $3.0 million in cash proceeds from the offering of units composed of our Series C Convertible Preferred Stock and warrants to purchase our common stock and we issued additional units of these securities to pay loans and expenses owed to Daniel Laikin, our Chief Executive Officer and a director and to Timothy Durham, a director, in the amount of $2.5 million and $2.1 million, respectively. On January 28, 2005 we received a loan in the amount of $2.7 million from N. Williams Family Investments, L.P. The proceeds of this loan were primarily used to pay certain severance benefits to James P. Jimirro, our former Chief Executive Officer and President. The loan accrues interest at the rate of 7% and is due to be repaid on the earlier of January 28, 2006 or the date we close an offering in which the gross cash proceeds to us equal or exceed $2,700,000. (We are required to prepay the loan to the extent of any proceeds we receive from an equity offering raising less than $2.7 million.) The loan is secured by a lien against all of our assets.

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the reorganization transactions that took place on May 17, 2002.  Timothy Durham, a director, has paid one of these notes in full and the liability is now owed to him. As of January 31, 2005, approximately $340,000 in principal remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. We plan to pay this obligation with revenues earned by our operations. During December 2004 a settlement was reached with the remaining noteholder and the obligation, as re-negotiated, was paid in full.

In recent years, our operations have been characterized by ongoing capital shortages caused by expenditures related to the initiation of several new business activities. We have met these capital shortages by borrowing money from members of the NLAG Group, which includes three of our directors, and by selling our securities.

Our financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to our ability to continue as a “going concern.” This qualification may impact our ability to obtain future financing.

Commitments For Capital Expenditures

As of January 31, 2005, we had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3 - CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer, President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On October 27, 2004 Far Horizon Sales and Leasing LLC filed a complaint against our subsidiary, National Lampoon Networks, Inc., in the Superior Court for the County of Los Angeles. The plaintiff alleges that it suffered damages for breach of contract, negligence and trespass to chattel related to the rental of a coach bus and damage thereto. The plaintiff alleges damages in excess of $79,000. If the action is not settled, the trial is scheduled for September 26, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2004 we closed a private offering of our securities, issuing 229,761 units of Series C Convertible Preferred Stock at a price of $35.50 per unit. Each unit included one share of Series C Convertible Preferred Stock and a warrant to purchase ten post-split shares of common stock at a price of $1.77 per share. The warrants have a term of four years. As a result of the offering, we received $3 million in cash and $5.2 million from the conversion of debt, salary and accrued expenses for a total of $8.2 million. We relied on section 506 of the Securities Act of 1933 to issue the securities, inasmuch as the units were sold without any form of general solicitation or general advertising and sales were made only to accredited investors.

On December 14, 2004, we issued a warrant to APS Financial. The warrant was issued for consulting services that were rendered to us. The warrant represents the right to purchase 15,000 shares of our common stock. The warrant may be exercised at a price of $3.20. The warrant will expire on December 14, 2011. The right to purchase the warrant shares vests equally over a period of 36 months from the date of grant. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the warrant was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

On December 14, 2004, we issued a warrant to Jonathan Schultz. The warrant was issued for consulting services that were rendered to us. The warrant represents the right to purchase 15,000 shares of our common stock. The warrant may be exercised at a price of $3.20. The warrant will expire on December 14, 2011. The right to purchase the warrant shares vests equally over a period of 36 months from the date of grant. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the warrant was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

On January 24, 2005, we authorized the issuance to Porter, LeVay & Rose of 9,104 shares of common stock and the issuance to Regal Growth Funding, Inc. of 3,666 shares of common stock. The common stock was authorized for issuance for consulting services that were rendered to us. The value of the common stock on the date of grant was $3.20. The common stock was issued after January 31, 2005. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

On January 28, 2005 we issued 80,000 shares of our common stock to N. Williams Family Investments, L. P. and 20,000 shares of our common stock to Christopher R. Williams as consideration for a loan in the amount of $2,700,000. The per share value of the common stock on the date of grant was $2.90. We issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the investors are accredited.

On January 28, 2005 we issued 50,000 shares of our common stock to Daniel S. Laikin and 50,000 shares of our common stock to Timothy Durham, both of whom are directors, in exchange for their agreement to guarantee certain matters relating to a loan received from N. Williams Family Investments, L.P. The per share value of the common stock on the date of grant was $2.90. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as we did not engage in general solicitation or advertising in making this offering and the offerees occupy an insider status relative to us that affords them effective access to the information registration would otherwise provide.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

We held an annual meeting of our stockholders on December 14, 2004. The purpose of the meeting was to elect the following seven directors:

James P. Jimirro
Daniel S. Laikin
Timothy S. Durham
Paul Skjodt
Joshua Finkenberg
Richard Irvine
Ron Berger

Aside from electing directors, the stockholders were asked to approve the following:

•	the ratification of Stonefield Josephson, Inc. as our auditors for the fiscal year ending July 31, 2005;

•	the approval of an increase in the number of shares of common stock included in the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan; and

•	the approval of an increase in the number of shares of common stock included in the National Lampoon, Inc. 2004 Consultants Stock Plan.

The votes cast for, against or withheld as to each director and each other matter is as follows:

Election of Directors:

Name of Director	Votes cast “For”	Votes cast “Against”	Votes “Withheld”

James P. Jimirro	5,110,060	0	504
Daniel S. Laikin	5,110,060	0	584
Timothy S. Durham	5,110,106	0	538
Paul Skjodt	5,110,014	0	630
Joshua Finkenberg	5,110,014	0	630
Richard Irvine	5,110,014	0	630
Ron Berger	5,110,060	0	584

Ratification of Stonefield Josephson, Inc.

“For”	“Against”	“Withheld”
5,110,014	80	494

Approval of an increase in the number of shares of common stock included in the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan

“For”	“Against”	“Withheld”
5,108,904	1,650	90

Approval of an increase in the number of shares of common stock included in the National Lampoon, Inc. 2004 Consultants Stock Plan

“For”	“Against”	“Withheld”
5,108,590	1,964	90

Shares which abstained from voting, and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares (“broker non-votes”), were not counted as votes in favor of the above matters. For purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on a proposal had been obtained, abstentions were included in, and broker non-votes were excluded from, the number of shares present and entitled to vote. Accordingly, abstentions had the effect of a vote “against” the matter and broker non-votes had the effect of reducing the number of affirmative votes required to achieve the majority vote.

Item 5 - Other Information

On March 10, 2005 we filed a registration statement with the Securities and Exchange Commission for a proposed public offering of an as yet undetermined number of shares of our common stock. We intend to use the net proceeds from the offering for the payment of the loan made to us by N. Williams Family Investments, L.P. as well as for other corporate purposes. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. This information does not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.7	First Amendment to Voting Agreement dated June 7, 2002 (6)
4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
10.1	2005 Employment Agreement between National Lampoon, Inc. and Daniel Laikin (6)
10.2	Employment Agreement between National Lampoon, Inc. and Douglas S. Bennett (6)
10.3	Secured Promissory Note dated January 28, 2005 executed by National Lampoon, Inc. in favor of N. Williams Family Investments, L.P. (6)
10.4	Security Agreement dated January 28, 2005 by and among National Lampoon, Inc., National Lampoon Networks, Inc. and National Lampoon Tours, Inc. and N. Williams Family Investments, L.P. (6)
10.5	Repayment Guaranty dated January 28, 2005 executed by National Lampoon Networks, Inc. and National Lampoon Tours, Inc. in favor of N. Williams Family Investments, L.P. (6)
10.6	Guaranty dated January 28, 2005 executed by Daniel S. Laikin and Timothy Durham in favor of N. Williams Family Investments, L.P. (6)
10.7	Subordination Agreement dated January 28, 2005 executed by National Lampoon, Inc. and National Lampoon Networks, Inc. in favor of N. Williams Family Investments, L.P. (6)
10.8	Termination of Security Agreement dated January 28, 2005 between National Lampoon, Inc. and James P. Jimirro (6)
10.9	Series C Preferred Stock and Warrant Purchase Agreement (5)
10.10	Piggyback Registration Rights Agreement for Series C Preferred Stockholders (5)
10.11	Common Stock Purchase Warrant for Series C Preferred Stockholders (5)
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by President pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.3	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer, President and Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission on October 29, 2004.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.
(5)	Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.
(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL LAMPOON, INC.

Date: March 17, 2005	By:	/s/ Daniel S. Laikin

Daniel S. Laikin, Chief Executive Offic

By:	/s/ James Toll

James Toll, Chief Financial Officer