Form 10QSB
period 2005-04-30
NATIONAL LAMPOON INC
filed 2005-06-15
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 3,464,125 shares of common stock, $0.001 par value, issued and outstanding as of June 2, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including the Company’s future business strategy and its ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as “may,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “the Company’s future success depends,” “seek to continue,” or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause the Company’s actual results to vary from the forward-looking statements include:

•	the Company’s inability to generate revenues sufficient to sustain its operations or to raise capital as and when the Company needs it;

•	the Company’s failure to accurately forecast its capital needs;

•	unanticipated increases in development, production or marketing expenses related to the Company’s various business activities;

•	the Company’s inability to effectively compete with other providers of comedic entertainment in the marketplace;

•	the Company’s inability to protect its intellectual property from infringement by others;

•	the Company’s inability to fully implement its business plan for any reason;

•	the loss of the services of the Company’s Chief Executive Officer and its President

and other factors, such as the general state of the U.S. economy, which will be outside of the Company’s control.

In evaluating forward-looking statements, you should consider the factors identified above as well as those risks outlined in the section of this quarterly report titled “Management’s Discussion and Analysis or Plan of Operation”. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake to update any of the forward-looking statements to conform these statements to actual results. You should carefully review the risk factors included in the Company’s Annual Report on Form 10-KSB and in other documents it files from time to time with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

April 30,
ASSETS	2005
(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$516,226
Accounts receivable	394,284
Capitalized debt issuance costs	473,000
Prepaid expenses and other current assets	197,194
Total current assets	1,580,704

NON-CURRENT ASSETS
Capitalized production costs	379,343
Fixed assets, net of accumulated depreciation	24,320
Intangible assets	5,964,732
Accumulated amortization of intangible assets	(3,928,578)

Total non-current assets	2,439,817
TOTAL ASSETS	$4,020,521

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$232,191
Accrued expenses	1,238,425
Accrued dividends	801,900
Notes payable - related party, including interest of $80,064	2,895,064
Deferred income	10,000

TOTAL CURRENT LIABILITIES	5,177,580

MINORITY INTEREST	—

SHAREHOLDERS' (DEFICIT) EQUITY
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued.	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 229,761 shares issued.	23
Common Stock, par value $.0001 per share, 60,000,000 shares authorized and 3,417,615 shares issued.	342
Additional paid-in capital	29,200,207
Less: Deferred compensation	(187,657)
Accumulated deficit	(30,169,980)
TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(1,157,059)
TOTAL LIABILITIES AND SHARESHOLDERS' (DEFICIT) EQUITY	$4,020,521

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2005	2004	2005	2004
REVENUE
Production	$33,333	$(39,250)	$181,333	$335,913
Licensing	443,443	308,632	1,614,940	597,484
Tours	83,724	—	83,724	—
Advertising and promotion	581,490	231,387	1,259,671	554,432
Total revenue	1,141,990	500,769	3,139,668	1,487,829

COSTS AND EXPENSES
Costs related to production revenue	23,626	11,688	659,097	1,123,168
Costs related to licensing revenue	224,607	301,022	397,004	427,489
Costs related to tours revenues	296,290	—	296,290	—
Amortization of intangible assets	60,000	60,000	180,000	180,000
Amortization capitalized film costs	372,451	—	372,451	—
Selling, general and administrative expenses	1,266,807	1,351,603	3,692,792	3,458,481
Stock, warrants & options issued for services	168,505	161,881	491,038	479,997
Severance costs	—	—	2,577,497	—
Expense associated with modification of warrants	—	—	1,082,695	—
Total costs and expenses	2,412,286	1,886,194	9,748,864	5,669,135
OPERATING LOSS	(1,270,296)	(1,385,425)	(6,609,196)	(4,181,306)
OTHER INCOME (EXPENSE)
Interest income	1,343	1,440	5,994	4,320
Other expense	(160,115)	—	(332,783)	—
Total other income (expense)	(158,772)	1,440	(326,789)	4,320
LOSS BEFORE INCOME TAXES	$(1,429,068)	$(1,383,985)	$(6,935,985)	$(4,176,986)
Provision for state income taxes	—	—	9,138	2,400
NET LOSS	$(1,429,068)	$(1,383,985)	$(6,945,123)	$(4,179,386)
Accrued Dividends	(322,116)	—	(801,900)	—
Beneficial conversion feature treated as preferred dividend	—	—	(2,280,906)	—
Net loss attributable to common shareholders	$(1,751,184)	$(1,383,985)	$(10,027,929)	$(4,179,386)

Net loss per share attributable to common shareholder - basic and diluted	$(0.52)	$(0.45)	$(3.14)	$(1.36)
Weighted average number of common shares - basic and diluted	3,389,104	3,066,836	3,196,190	3,062,620

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	FOR THE NINE MONTHS
	ENDED APRIL 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,945,123)	$(4,179,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	25,357	22,178
Amortization of intangible assets	180,000	180,000
Amortization of debt issuance costs	167,000	—
Stock, options and warrants issued for services	772,453	479,997
Expense associated with the modification of warrants	1,082,695	—
Other	4,410	(4,320)

Changes in assets and liabilities:
(Increase) in accounts receivable	(341,945)	(90,841)
(Increase) in prepaid expenses and other assets	(167,631)	7,248
(Increase) in production costs	(225,197)	(141,055)
Increase/(decrease) in accounts payable	(170,947)	260,978
Increase in accrued expenses	264,677	45,835
Increase/(decrease) in deferred revenues	(110,000)	(61,000)
NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(5,464,251)	(3,480,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,075)	(40,399)
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(1,075)	(40,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series C convertible preferred stock issuance	3,648,879	—
Exercise of stock options	90,533	—
Elimination of note receivable on common stock	162,980	—
Payments on notes payable	(635,124)	—
SEC filing fees	(1,200)	—
Proceeds from notes payable	2,715,000	—
Increase in notes payable	—	3,397,249
NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	5,981,068	3,397,249
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	515,742	(123,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484	140,255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$516,226	$16,739

Supplemental disclosures of cash flow information:
Stock and options issued for services and debt issuance costs	$1,412,453	$479,997
Conversion of loans to Series C Convertible Preferred stock with warrants attached	$4,649,775	—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 30, 2005, and the results of operations and cash flows for the three and nine month periods ended April 30, 2005 and 2004, have been included. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2004 included in the National Lampoon, Inc. (the “Company”) annual report on Form 10-K for that period.

The results of operations for the three and nine month periods ended April 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended July 31, 2004.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s net losses of $5,127,107 and $5,924,836 in the prior two years and net loss of $6,945,123 during the first nine months of the 2005 fiscal year, as well as negative working capital of $3,596,876 and accumulated deficit of $30,169,980 at April 30, 2005, raise substantial doubt about its ability to continue as a going concern. In order to fund operations, the Company has relied on the purchase of securities by Daniel S. Laikin, the Company’s Chief Executive Officer and a director, and Paul Skjodt and Timothy S. Durham, directors, (collectively referred to as the “NLAG Group”) and on loans made by Mr. Laikin and Mr. Durham that were subsequently converted to securities. Subsequent to the reorganization transaction that occurred on May 17, 2002, when a group of individuals that included the NLAG Group gained voting control of the Company, the Company received approximately $4.6 million in loans from Mr. Laikin and Mr. Durham. These loans were subsequently converted to securities.

On December 9, 2004 the Company completed the sale of units consisting of Series C Convertible Preferred Stock with warrants attached. Through this offering, the Company received approximately $8.2 million consisting of approximately $3.6 million in cash and approximately $4.6 million from the conversion of debt owed to Mr. Laikin and Mr. Durham and salary and accrued expenses owed to Mr. Laikin.

On January 28, 2005 the Company borrowed $2.7 million from N. Williams Family Investments, L.P. The loan was used to fund a payment in the amount of $2,532,800 due to James P. Jimirro, the Company’s former President and CEO and the current Chairman of the Board of Directors, on his separation from service. The balance of the funds was used for working capital.

Management believes the following should alleviate the substantial doubt about the Company’s ability to continue as a going concern. On March 10, 2005 the Company filed a registration statement for a proposed public offering of an as-yet undetermined number of shares of its common stock. The registration statement has not yet been declared effective. The Company intends to raise at least $10 million in this offering, although there is no guarantee that the Company will raise any money. This information does not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

The Company’s consolidated financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to its ability to continue as a going concern. This explanatory paragraph may impact its ability to obtain future financing.

NOTE B - STOCK OPTIONS

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There is no current-period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS 148, and there were no employee stock options granted during the nine months ended April 30, 2005. If the Company elected to recognize compensation expense based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company’s net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Net loss attributable to common shareholders- as reported	$(1,751,184)	$(1,383,985)	$(10,027,929)	$(4,179,386)
APB 25 expense recognized	—	—	—	—
Stock option compensation under-fair value method	106,468	78,415	397,515	258,186
Net loss attributable to common shareholders-pro forma	$(1,857,652)	$(1,462,400)	$(10,425,444)	$(4,437,572)
Basic and diluted earnings/(loss) per share-as reported	$(0.52)	$(0.45)	$(3.14)	$(1.36)
Basic and diluted earnings/(loss) per share-pro forma	$(0.55)	$(0.48)	$(3.26)	$(1.45)

NOTE C - NOTES PAYABLE

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the reorganization transaction that took place in May 2002. Timothy Durham, a director, has paid one of these notes in full and the liability is now owed to him. As of October 31, 2004, approximately $115,000 in principal remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. The Company plans to pay this obligation with revenues earned by its operations. The other note was renegotiated and paid in full in December 2004.

On January 28, 2005 the Company borrowed the sum of $2,700,000 from N. Williams Family Investments, L.P. The loan accrues interest at the rate of 7% per year. The maturity date of the loan is the earlier of January 28, 2006 or the date the Company closes an offering in which the gross cash proceeds to the Company equal or exceed $2,700,000. The lender may also demand that the loan be immediately repaid if the Company defaults in its obligations under the promissory note. The Company is required to prepay the loan to the extent of any proceeds the Company receives from an equity offering raising less than $2.7 million. The loan is secured by a lien against all of the Company’s assets. The amount of $2,523,800 from the loan proceeds was used to pay benefits to James P. Jimirro, the Chairman of the Company’s Board of Directors and the Company’s former Chief Executive Officer and President, upon his separation from service as required by his employment agreement dated May 17, 2002. The remaining proceeds were used for working capital.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Management has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152). This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. Management has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the overall results of the Company’s operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Financial Accounting Standards Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Financial Accounting Standards Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. Management has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Management has evaluated the impact of the adoption of SFAS 123(R) and, although it has not yet finished its estimates to enable it to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, management believes the impact will be significant to the Company’s overall results of operations and financial position.

NOTE E - EARNINGS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation, due to the fact they are anti-dilutive. Options and warrants to purchase 7,487,262 and 43,791 common shares during the three months ended April 30, 2005 and 2004, and 6,319,425 and 113,987 for the nine months ended April 30, 2005 and 2004, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,178,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the three months and nine months ended April 30, 2005 and 2004 respectively because their inclusion would be anti-dilutive.

NOTE F - STOCKHOLDER EQUITY

On September 15, 2004 the Company’s Board of Directors and stockholders holding a majority of the Company’s common stock approved a two-for-one split of the Company’s common stock. The effect of this stock split has been reflected in all reported periods.

On October 14, 2004, the Company issued to Erick Richardson 15,230 shares of common stock and issued to Richardson & Patel, LLC 5,115 shares of common stock. The common stock was issued in exchange for legal services valued at $79,561 that were rendered to the Company.

On December 9, 2004 the Company closed an offering of units consisting of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock. The Company received approximately $8.2 million for the units, consisting of approximately $3.6 million in cash, $4.6 million from the conversion of debt, and approximately $492,000 for payment of salaries. At the commitment date, each unit was purchased for $35.50. Holders of Series C Convertible Preferred Stock earn a dividend of 9% per annum payable in the form of the Company’s common stock at the time the holder converts the Series C Convertible Preferred Stock to common stock. Attached to each share of Series C Convertible Preferred Stock is a warrant to purchase ten shares of the Company’s common stock.

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

Each share of Series C Convertible Preferred Stock is convertible at the option of the holder into 20 shares of the Company’s common stock. Attached to each share of Series C Convertible Preferred Stock is a warrant to purchase 10 shares of the Company’s common stock. The warrants have a term of four years and an exercise price of $1.775 on a post-split basis. The relative fair value of the warrants of $1,271,904 was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 95.7%; and a term of 4 years. The value of the warrants plus the value of the conversion feature total $3,552,810 and exceeded the proceeds of the offering. Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as the terms of the Series C Convertible Preferred Stock are convertible upon issuance, the discount attributable to the beneficial conversion feature of $2,280,906 was expensed immediately during the nine months ended April 30, 2005 in a manner similar to a dividend at the date of issuance and is included in the Statement of Operations as a preferred dividend.

On January 28, 2005 the Company borrowed $2,700,000 from N. Williams Family Investments, L.P. As part of the loan transaction, N. Williams Family Investments, L.P. was issued 80,000 shares of the Company’s common stock, and Christopher Williams, a party related to N. Williams Family Investments, L.P., was issued 20,000 shares. In addition Daniel Laikin and Timothy Durham personally guaranteed certain obligations of the Company relating to the security for the loan, and as part of this guarantee were each issued 50,000 shares of the Company’s common stock. The expense associated with these stock grants totaled $640,000, was recognized as debt issuance costs and capitalized. These costs will be amortized over the one year term of the note, or upon repayment if earlier.

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

On February 17, 2005, the Company issued to Andy Gruenberg 1,413 shares of common stock in exchange for film distribution services valued at $4,000. On February 18, 2005 employee bonuses were paid in the form of 2,900 shares of common stock valued at $10,150. On March 1, 2005, the Company issued to Erick Richardson 39,421 shares of common stock and issued to Richardson & Patel, LLC 8,400 shares of restricted common stock with 8,400 warrants for the purchase of common stock at an exercise price ranging from $2.95 and $4.09 per share. The common stock was issued in exchange for legal services valued at $152,853 that were rendered to the Company. On March 23, 2005, the Company issued to Porter LeVay & Rose 9,104 shares of common stock valued at $32,500 and issued to Regal Growth Fund 3,666 shares of common stock valued at $12,500. The common stock was issued in exchange for public relations services that were rendered to the Company.

NOTE G - SEGMENT INFORMATION

The Company operates in four business segments: the production of motion picture, television, and video/DVD products; the licensing and exploitation of the “National Lampoon®” trademark and related properties including the sale of products to consumers; television production and distribution to college campuses from which advertising and promotion revenues are derived and travel services. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the four segments. Summarized financial information for the three month and nine month periods ended April 30, 2005 and 2004 concerning the Company’s segments is as follows:

	Licensing	Advertising & Promotion	Production	Travel Services	Total
Three Months Ended April 30, 2005
Segment revenue	$443,443	$581,490	$33,333	$83,724	$1,141,990
Segment operating (loss)	$(216,734)	$(88,740)	$(900,826)	$(222,768)	$(1,429,068)

Three Months Ended April 30, 2004
Segment revenue	$308,632	$231,387	$(39,250)	$—	$500,769
Segment operating (loss)	$(149,827)	$(532,315)	$(701,843)	$—	$(1,383,985)

Nine Months Ended April 30, 2005
Segment revenue	$1,614,940	$1,259,671	$181,333	$83,724	$3,139,668
Segment operating (loss)	$(1,863,734)	$(1,204,739)	$(3,653,882)	$(222,768)	$(6,945,123)

Nine Months Ended April 30, 2004
Segment revenue	$597,484	$554,432	$335,913	$—	$1,487,829
Segment operating (loss)	$(591,827)	$(2,162,316)	$(1,425,243)	$—	$(4,179,386)

A reconciliation of segment operating loss to net income before income taxes for the three and nine month periods ended April 30, 2005 and 2004 is as follows:

	FOR THE THREE MONTHS ENDED
	APRIL 30, 2005	APRIL 30, 2004
Total segment operating (loss)	$(1,429,068)	$(1,383,985)
Amortization of intangible assets	$432,451	$60,000
Interest income	$(1,343)	$(1,440)
Net loss before income taxes	$(997,960)	$(1,325,425)

	FOR THE NINE MONTHS ENDED
	APRIL 30, 2005	APRIL 30, 2004
Total segment operating (loss)	$(6,945,123)	$(4,179,386)
Amortization of intangible assets	$180,000	$180,000
Interest income	$(5,994)	$(4,320)
Net loss before income taxes	$(6,771,117)	$(4,003,706)

NOTE H - LITIGATION

On February 17, 2004, plaintiff Trustin Howard filed a lawsuit against defendants In-finn-ity Productions, Bud Friedman, National Lampoon Productions, and Game Show Network LLC in the United States District Court for the Central District of California. The plaintiff alleged that the Company, along with the other defendants, stole his idea for the show Funny Money and also alleged, among other things, copyright infringement. The complaint sought damages and injunctive relief. This action was settled as of February 28, 2005. The Company was not required to pay any consideration for the settlement.

On October 27, 2004 Far Horizon Sales and Leasing LLC filed a complaint against the Company’s subsidiary, National Lampoon Networks, Inc., in the Superior Court for the County of Los Angeles. The plaintiff alleges that it suffered damages for breach of contract, negligence and trespass to chattel related to the rental of a coach bus and damage thereto. The plaintiff alleges damages in excess of $79,000. Noting the extent of the damages, the value of the vehicle, and the fact that there is insurance coverage, the Company in an effort to be conservative, has accrued $50,000 on its books.

NOTE I - SUBSEQUENT EVENTS

Between May 1, 2005 and June 2, 2005, options to purchase 46,510 shares of common were exercised by employees.

On May 31, 2005 the Company filed an amendment to the registration statement that was filed on March 10, 2005 with the Securities and Exchange Commission. The Company intends to use the net proceeds from the offering for the payment of the loan made to the Company by N. Williams Family Investments, L.P. as well as for other corporate purposes. The registration statement has not yet been declared effective and there is no guarantee that the registration statement will ever be declared effective. This information does not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

On May 12, 2005, All Comedy Networks, Inc. filed a complaint in the Superior Court for the State of California, County of Los Angeles against eight defendants, including National Lampoon Radio Networks and National Lampoon Networks. The complaint alleges that one of the defendants, Kent Emmons, was a founder, shareholder, promoter and fiduciary of All Comedy Networks, Inc. The complaint alleges that Mr. Emmons negotiated an agreement with National Lampoon Networks to use the Company’s trademark in competition with All Comedy Networks, Inc. All Comedy Networks, Inc. seeks actual damages in an amount to be proved at trial, punitive damages, and an injunction to prohibit any of the defendants from contacting its employees, investors and advertisers. Because this action was filed only recently, no discovery has been undertaken. The Company believes this was brought as a nuisance action against National Lampoon Radio Networks and National Lampoon Networks and the Company intends to vigorously defend any attempt by All Comedy Networks, Inc. to prosecute the action against those entities.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis or Plan of Operation discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

The Company is a media and entertainment company that creates and distributes comedic content. The National Lampoon® brand was initially developed through years of publication of National Lampoon magazine and the production of motion pictures, including National Lampoon’s Animal House and National Lampoon’s Vacation. The Company’s current business objective is to expand the use of the National Lampoon® brand through motion picture and television development, production and distribution of entertainment through its subsidiary, National Lampoon Networks, Inc., a network of affiliated college television stations, expansion into the home entertainment markets, and licensing our name.

The Company’s primary business areas are comprised of:

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

Motion Picture and Television Programming

The Company develops and produces made for television movies and programs and provides production services, such as writing, project development and casting assistance, for motion pictures that carry our brand. In recent years, the Company has derived the bulk of its revenues from license fees relating to the production of new motion pictures and from contingent compensation for motion pictures previously produced by it including such movies as National Lampoon’s Animal House and National Lampoon’s Vacation. The Company does not finance the production or distribution of any National Lampoon® motion pictures. Instead, the Company relies on third parties to provide motion picture financing and distribution. Prior to 2005, 20 motion pictures were released using the National Lampoon® name. In March 2005 National Lampoon’s Going the Distance was released and two additional motion pictures are planned for release by the end of 2005.

The Company is involved in the production of television programs for broadcast networks, cable channels, pay-per-view or the syndicated marketplace. The Company anticipates that television production will continue to be part of its business plan, as it creates or acquires new comedic content to be marketed under the National Lampoon® name and to promote the National Lampoon® trademark.

Home Entertainment

The Company is aggressively expanding into the home entertainment market by repackaging existing material and developing and producing original material for DVD distribution. The Company has agreements with Image Entertainment, Genius Productions and Ventura Distribution, entities which are unrelated to it, to produce and distribute several new titles in 2005. The agreements with these entities require the Company to provide creative services for the projects, such as writing or development. The products that result from these partnerships may include shows for broadcast on National Lampoon Networks as well as original National Lampoon® productions.

Licensing

In addition to motion picture and television programming and publishing, the Company licenses the National Lampoon® brand and content from its library for use in a wide variety of products including radio broadcasts, recordings, electronic games, videos and other consumer products and live events.

Publishing

The Company has been publishing books since 1972 and, to date, it has published over 28 titles including four recent publications, 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor. The Company plans to publish approximately three books each year.

Radio

The Company is a holder of a 25% interest in NL Radio, LLC, which was formed in March 2005. The plan is to launch a radio network that will program an entertainment radio format under the Company’s brand. The Company has licensed the content of its radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose.

Internet

The Company uses its Internet operations as an integral part of its business to attract fresh comedic content from unrelated writers and contributors. The Company uses this content in the development of stories, characters and animation that will be converted into other media. The Company also operates a web store through which consumers can purchase branded items directly from the Company.

National Lampoon Tours

The Company recently began to offer group travel and entertainment packages. The Company intends to achieve a market position in selected high volume, high margin travel destinations that appeal to college students. The Company initially prepared packages for Cabo San Lucas, Mexico and Las Vegas. The packages include professional entertainment, theme parties and other attractions for young adults. The Company markets these travel packages directly through National Lampoon Networks, its website and third party agents.

The Company’s Revenue Sources

The sources of revenue from the Company’s business areas include:

•	NATIONAL LAMPOON NETWORKS. The Company earns revenues from the sale of on-air advertising and from marketing fees earned through product sampling, promotional events and other live events.

•
MOTION PICTURE AND TELEVISION PROGRAMMING. Besides licensing revenues, the Company earns revenues derived from participation in the profits of motion pictures, which varies from project to project, and from license fees for its television programming, which is produced for broadcast networks, cable channels and the syndicated marketplace. The Company also earns revenues from contingent compensation, such as compensation for providing producer services.

•	LICENSING. The Company earns revenues based on royalties generated from licensing the National Lampoon® brand.

•	HOME ENTERTAINMENT. The Company earns revenues based on royalties from the sale and rental of its branded comedic content on DVD.

•	PUBLISHING. The Company earns revenues based on royalties generated from the sale of its print products.

•
INTERNET. The Company generates revenues from its website from the sale of banner ads, e-commerce, sponsorships, syndication of content originally developed for its website and the sale of branded merchandise.

•	RADIO. The Company expects to earn revenues from commissions for advertisement sales and trademark and licensing fees.

•	TRAVEL SERVICES. The Company earns revenues from the sale of travel packages which are oriented to young adults and marketed on college campuses and through its website.

Strategic Objectives

The Company seeks to continue to provide National Lampoon® comedic content and products to as many consumers as possible. The following describes the ways the Company intends to achieve this goal.

•
The Company plans to continue to expand National Lampoon Networks by adding new college and university affiliate stations, increasing advertising and marketing revenue and producing new television shows. The Company currently has six employees and one independent contractor who continually market to college and university affiliate stations to carry its programming and it intends to continue this practice for the foreseeable future. As the Company adds new stations, it expects its advertising and marketing revenue to increase. However, the Company does not have long-term agreements with college and university affiliate stations, and these stations may terminate their relationships with the Company at any time.

•
The Company intends to expand its video and DVD library by increasing the number of products the Company produces and has distributed for home entertainment. The Company currently works primarily with three distributors, Genius Productions, Image Entertainment and Ventura Distribution. The Company’s distributors pay it to provide the creative content for designated projects. This requires the Company to find new content on an on-going basis. Once the project is completed, the distributor is not required to work with the Company on additional projects therefore the Company is continually seeking to build relationships with additional distributors.

•	The Company plans to capitalize on its reputation and relationships with major studios and other multimedia companies to expand the use of the National Lampoon® brand;

•	The Company plans to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events;

•
The Company intends to attract an increased number of college students purchasing travel packages created by National Lampoon Tours. Because it took the Company more time than expected to organize National Lampoon Tours, it was unable to take full advantage of the 2004-2005 academic year college and university spring break travel season. The organizing activities are now complete, and the Company expects to be able to fully promote the travel packages during the 2005-2006 academic year. The Company expects to do this by advertising on its website and through field marketing.

•	The Company plans to capitalize on opportunities provided by the Internet to merchandise its home entertainment and other products.

•	NL Radio, LLC plans to launch a radio network that will program an entertainment radio format and broadcast 24 hours a day, seven days a week. The Company owns a 25% interest in NL Radio, LLC.

Results of Operations

Three Months Ended April 30, 2005 as compared to the Three Months Ended April 30, 2004

Summarized financial information for the three month periods ended April 30, 2005 and 2004 for the Company’s segments is as follows:

	Licensing	Advertising & Promotion	Production	Travel Services	Total
Three Months Ended April 30, 2005
Segment revenue	$443,443	$581,490	$33,333	$83,724	$1,141,990
Segment operating (loss)	$(216,734)	$(88,740)	$(900,826)	$(222,768)	$(1,429,068)

Three Months Ended April 30, 2004
Segment revenue	$308,632	$231,387	$(39,250)	$—	$500,769
Segment operating (loss)	$(149,827)	$(532,315)	$(701,843)	$—	$(1,383,985)

Licensing Revenues

Licensing revenues for the three months ended April 30, 2005 were $443,443 as compared to $308,632 for the three months ended April 30, 2004, representing an increase of 44%. This increase was attributable to the receipt of $22,500 that was paid for branded products the Company delivered pursuant to its agreement with Genius Productions, $80,000 paid by First Look Entertainment for DVD royalty upon release of the film National Lampoon’s Black Ball and $15,000 paid by NL Radio, LLC for the license of National Lampoon® Radio Hour programming. The Company also recognized $100,000 in revenues previously classified as deferred revenues. These revenues were paid to the Company by Multimedia Games, Inc./Create Tours Corp. for delivery of three concepts. Multimedia Games, Inc./Create Tours Corp. has accepted one of the concepts for development. During the three months ended April 30, 2005, the Company also recognized $70,000 in revenues from the completion and delivery of 70 episodes of television programming to An Eye for an Eye Productions LLC, $50,000 from Buena Vista Internet Group for licensing National Lampoon® content for distribution over wireless devices, and $32,000 from Hill & Brand for video sales. These increases were offset by a decrease in the amount of $256,208 in the annual royalty payment from the film National Lampoon’s Vacation. During the three months ended April 30, 2005, the Company received an annual royalty payment of $47,206 as compared to a royalty payment of approximately $303,414 received during the three months ended April 30, 2004.

Costs related to licensing revenues decreased to $224,607 during the three months ended April 30, 2005 from $301,022 in costs during the three-month period ended April 30, 2004, representing a decrease of 25%. These costs include a decrease in website development and maintenance of $32,000 and $15,000 in live events costs.

Advertising and Promotion Revenues

During the three months ended April 30, 2005, National Lampoon Network’s revenues increased to $581,490 from $231,387 earned during the three months ended April 30, 2004, representing an increase of 151%. National Lampoon Network’s advertising revenues totaled approximately $129,000 during the three months ended April 30, 2005 as compared to $120,000 in advertising revenues earned during the three months ended April 30, 2004, and its promotional and sponsorship revenues totaled approximately $432,000 during the three months ended April 30, 2005 as compared to promotional and sponsorship revenues of approximately $123,000 earned during the three months ended April 30, 2004.

Production Revenues

For the three months ended April 30, 2005 production revenues were $33,333 compared to $(39,250) for the three months ended April 30, 2004. This increase resulted from the Company’s receipt of sponsorship revenues from SJD Media, as well as from an adjustment to revenues previously recognized from Image Entertainment. This adjustment reduced production revenues recognized during the three months ended April 30, 2004 by $35,500.

Costs related to production revenue for the three months ended April 30, 2005 were $23,626 as compared to costs related to production revenue of $11,688 for the three months ended April 30, 2004.

Travel Services Revenues

During the three months ended April 30, 2005, National Lampoon Tours recognized revenues of $83,724. National Lampoon Tours began business in December 2004.

Costs related to National Lampoon Tours’ revenues were $296,000 during the three months ended April 30, 2005 as compared to $0 costs during the three-months ended April 30, 2004. These costs included $190,000 for entertainment included in the Las Vegas tour package, $76,000 for advertising and marketing the Las Vegas tour package and $25,000 for advertising and marketing the Cabo San Lucas tour package.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of the Company’s acquisition of the “National Lampoon®” trademark, was $60,000 during the three months ended April 30, 2005 and April 30, 2004.

Selling, general and administrative costs decreased to $1,266,807 during the three months ended April 30, 2005 from $1,351,603 during the three months ended April 30, 2004. This decrease of approximately $84,796 or 6% resulted primarily from a $57,000 decrease in corporate expenses including insurance, telephone, taxes and licenses, a decrease of $60,000 in consulting fees, a $12,000 decrease in marketing and promotion expenses, a $13,000 decrease in travel and a $10,000 decrease in rent expense. These decreases were offset by increased salaries which included a bonus in the amount of $74,393 accrued for the Company’s President, Douglas S. Bennett, pursuant to an employment agreement that terminated on January 31, 2005, and bonuses of $25,000 accrued to the Company’s Chief Executive Officer, Daniel Laikin, and to Mr. Bennett pursuant to employment agreements that took effect on February 1, 2005.

During the three months ended April 30, 2005, nonrecurring expenses totaling $65,000 were incurred for fees to register with the American Stock Exchange.

During the three months ended April 30, 2005, expenses totaling $168,505 were incurred from grants of stock, options and warrants to advisors and consultants as compared to expenses totaling $161,881 attributable to grants of stock, options and warrants that were incurred during the three-months ended April 30, 2004.

Interest income of $1,343 was earned during the three months ended April 30, 2005 as compared to interest income of $1,440 earned during the three months ended April 30, 2004. Other expense of $160,115 incurred during the three months ended April 30, 2005 resulted from the amortization of capitalized debt issuance costs.

For the three months ended April 30, 2005, the Company had a net loss of $(1,429,068) as compared to a net loss of $(1,383,985) for the three months ended April 30, 2004.

Nine Months Ended April 30, 2005 as compared to the Nine Months Ended April 30, 2004

Summarized financial information for the nine month periods ended April 30, 2005 and 2004 for the Company’s segments is as follows:

	Licensing	Advertising & Promotion	Production		Travel Services	Total
Nine Months Ended April 30, 2005
Segment revenue	$1,614,940	$1,259,671		$181,333	$83,724	$3,139,668
Segment operating (loss)	$(1,863,734)	$(1,204,739)	$	(3,653,882)	$(222,768)	$(6,945,123)

Nine Months Ended April 30, 2004
Segment revenue	$597,484	$554,432		335,913	$—	$1,487,829
Segment operating (loss)	$(591,827)	$(2,162,316)		(1,425,243)	$—	$(4,179,386)

Licensing Revenues

Licensing revenues of $1,614,940 for the nine months ended April 30, 2005 represent an increase of approximately $1,017,000 or 170% over licensing revenues of $597,484 for the nine months ended April 30, 2004. Revenues from the film National Lampoon’s Animal House increased by approximately $185,000, to $365,000 for the nine months ended April 30, 2005 from $180,000 for the nine months ended April 30, 2004. Since June 2000, these revenues have been paid directly to the Company. Prior to June 2000, the revenues were paid to Yearbook Movie Company, a partnership. Following a dispute between J2 Communications Inc. and Heathdale Productions, Inc., the successors in interest to the original partners of Yearbook Movie Company, and as part of a settlement agreement between them, J2 Communications Inc. and Heathdale Productions, Inc. agreed to allow Universal Pictures, Inc. to distribute the partnership’s share of the revenues earned from National Lampoon’s Animal House directly to each partner, rather than to the partnership. The partnership continues to exist and to hold the rights pursuant to which the partners are paid.  Additional licensing revenues earned during the nine months ended April 30, 2005 included $209,000 from Genius Productions for videos, $130,000 for use of the National Lampoon® name on three feature films, $50,000 from Buena Vista Internet Group for licensing National Lampoon® content for distribution over wireless devices, $80,000 from Paramount Network Television as part of a television programming arrangement and $15,000 paid by NL Radio, LLC for the license of National Lampoon® Radio Hour programming. During the nine months ended April 30, 2005, the Company also recognized $100,000 in revenues previously classified as deferred revenues from Multimedia Games, Inc./Create Tours Corp., which paid this money to the Company for delivery of three concepts. Multimedia Games, Inc./Create Tours Corp. has accepted one of the concepts for development. During the nine months ended April 30, 2005, the Company also recognized $70,000 in revenues from the completion and delivery of 70 episodes of television programming to An Eye for an Eye Productions LLC and approximately $16,000 in video, Internet merchandise and Internet advertising sales. During the nine months ended April 30, 2004, in addition to $180,000 in licensing revenues from the film National Lampoon’s Animal House, the Company received approximately $20,000 from Activision for use of the National Lampoon® name for a video game, $23,000 for Internet merchandise and advertising, $27,000 from use of the name for television programs and approximately $26,000 in publishing.

Costs related to licensing revenues of $397,004 decreased by $30,485 or 7% in the nine months ended April 30, 2005 from $427,489 in the nine months ended April 30, 2004. The primary reason for this decrease relates to a decrease of approximately $33,000 in website writers’ fees. Amortization of intangible assets, namely the costs of the Company’s acquisition of the “National Lampoon®” trademark, was $180,000 during the nine months ended April 30, 2005 and April 30, 2004.

Advertising and Promotion Revenues

Advertising and promotion revenues from National Lampoon Networks totaled $1,259,671 during the nine months ended April 30, 2005 as compared to $554,432 for the nine months ended April 30, 2004, representing an increase of $705,239 or 127%. Advertising revenues increased to approximately $436,422 during the nine months ended April 30, 2005, from $278,656 during the nine months ended April 30, 2004, which represents an increase of $157,000 or 57%. Promotional revenues of $803,248 for the nine months ended April 30, 2005 represents an increase of approximately $514,972 or 179% from the $288,276 in promotional revenues the Company received during the nine months ended April 30, 2004.

Production Revenues

For the nine months ended April 30, 2005, production revenues were $181,333 as compared to $335,913 for the same period in 2004. This decrease in production revenues of approximately $154,000 or 46% resulted primarily from a decrease in projects. During the nine months ended April 30, 2005, the Company recognized approximately $33,333 from sponsorship revenues from SJD Media, $30,000 for television production from Fox Sports, $68,000 for videos produced for Image Entertainment and $50,000 for videos produced for Genius Productions as compared to revenues recognized during the nine months ended April 30, 2004 of approximately $197,000 for the production of a television pilot for American Movie Classics, $150,000 for comedy videos produced for Image Entertainment and $28,000 for the production of a live event as well as a decrease of $(39,250) from an adjustment to revenues previously recognized from Image Entertainment.

Costs related to production revenues of $659,097 for the nine months ended April 30, 2005 represented a 42% decrease from the $1,123,168 in costs related to production revenues for the nine months ended April 30, 2004. During the nine months ended April 30, 2004, costs associated with the television pilot for American Movie Classics totaled approximately $188,000, costs associated with the video production for Image Entertainment totaled approximately $115,000 and National Lampoon Networks’ live event sponsorship revenue costs totaled approximately $16,000, accounting for the higher costs related to production revenues for the period. During the nine months ended April 30, 2005, production costs included approximately $46,000 associated with the videos produced for Image Entertainment and $29,000 associated with the pilot for Fox Sports Network. The remaining production costs consisted of production personnel costs.

Travel Services Revenues

During the nine months ended April 30, 2005, National Lampoon Tours recognized revenues of $83,724. National Lampoon Tours began business in December 2004.

Other Costs and Expenses

Amortization of capitalized production costs for National Lampoon Networks was $372,451 during each of the nine months ended April 30, 2005 and April 30, 2004.

Selling, general and administrative costs during the nine months ended April 30, 2005 were $3,692,792 as compared to $3,458,481 for the nine months ended April 30, 2004. Selling, general and administrative costs for the nine months ended April 30, 2005 consisted primarily of bonuses totaling $220,000 paid to two employees. These bonuses were paid with units of Series C Convertible Preferred Stock, which the Company valued at $35.50 per unit. During the nine months ended April 30, 2005, the Company also accrued a bonus of $149,393 to its President, Douglas S. Bennett, pursuant to an employment agreement that terminated on January 31, 2005, and bonuses of $25,000 were accrued to the Company’s Chief Executive Officer, Daniel Laikin, and to Mr. Bennett, pursuant to employment agreements that took effect on February 1, 2005.

In addition, legal costs increased to $219,000 during the nine months ended April 30, 2005 from $166,000 incurred during the nine months ended April 30, 2004, an increase of $53,000, and investor public relations costs increased during the nine months ended April 30, 2005 to $138,000 from $29,000 incurred during the nine months ended April 30, 2004, an increase of $109,000. These increases were off-set by a decrease in accrued vacation of approximately $41,000 due to a new vacation accrual policy and reduced interest expense of $25,000 due to the conversion of loans to units of Series C Convertible Preferred Stock with warrants attached. General and administration expenses were further offset by a decrease in consulting fees of $182,000, marketing and promotion costs of $77,000 and rent expense of $13,000.

During the nine months ended April 30, 2005, the Company recorded expenses of $491,038 associated with the granting of stock, options and warrants to advisors and consultants as compared to expenses of $479,997 incurred for the nine months ended April 30, 2004. Expenses associated with the modification of warrants was approximately $1,082,000 for the nine months ended April 30, 2005 as compared to no expense for the nine months ended April 30, 2004. Warrants for the purchase of common stock issued in May 2002 in connection with the sale of units of the Company’s Series B Convertible Preferred Stock were modified to be identical in price and term with the warrants issued in conjunction with the offering of the Company’s Series C Convertible Preferred Stock. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of the Company’s common stock, totaled $904,897, which has been recognized as a charge to operations. Further, during the nine months ended April 30, 2005, the Company modified certain options for the purchase of common stock granted to James P. Jimirro. Pursuant to the terms of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan, the options would have expired, if not exercised, 90 days following Mr. Jimirro’s separation from service. The option agreements have been amended so that they are not subject to this section of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan and will instead expire in accordance with the terms of the original grant. The expense associated with this modification was $177,798. There was no corresponding expense during the nine months ended April 30, 2004. On January 28, 2005 the Company recorded an expense of $2,577,497 representing costs related to Mr. Jimirro’s separation from service, including a salary cost of $2,523,800 and a payment of $53,697 to a leasing company in order to transfer ownership of an automobile to Mr. Jimirro. There were no corresponding expenses during the nine months ended April 30, 2004.

Interest income during the nine months ended April 30, 2005 increased to approximately $6,000 from $4,300 in interest income earned during the nine months ended April 30, 2004. This increase of $1,700 or 39% resulted from an increase in cash and cash equivalents held during the nine months ended April 30, 2005 as compared to the nine months ended April 30, 2004. Other expense of $332,783 in the nine months ended April 30, 2005 resulted from forgiveness of a loan having an unpaid balance of approximately $162,000 that was due from James P. Jimirro to the Company. This loan forgiveness was part of the benefits paid or transferred to Mr. Jimirro upon his separation from service in accordance with the terms of his employment agreement. Other expense also includes the amortization of the capitalized debt issuance costs of $167,000.

For the nine months ended April 30, 2005, the Company had a net loss of $6,945,123 as compared to a net loss of $4,179,386 for the nine months ended April 30, 2004, representing an increase in loss of $2,765,737 or 67%. The increase in net loss resulted primarily from costs of approximately $2,600,000 paid to Mr. Jimirro on his separation from service, and the expense of approximately $1,082,695 associated with modifying the terms of stock options and warrants. An increase in revenues of $1,651,000, to $3,139,000 earned during the nine months ended April 30, 2005 as compared to $1,487,000 earned during the nine months ended April 30, 2004, offset the increase of net loss. During the nine-month periods ended April 30, 2005 and 2004, the Company had no significant provision for income taxes due to the utilization of deferred tax valuation allowances. For the nine months ended April 30, 2005, the Company recognized the beneficial conversion feature attributable to the Series C Convertible Preferred Stock of $2,280,906, which is treated as preferred dividend, as well as accrued dividends of $801,900, as compared to no such expenses during the nine months ended April 30, 2004. The addition of the discount and dividend resulted in a net loss attributable to common shareholders of $10,027,929 or $3.14 per share versus a net loss attributable to common shareholders of $4,179,386 or $1.36 per share for the nine months ended April 30, 2004.

Liquidity and Capital Resources

Our principal source of working capital during the nine months ended April 30, 2005 was proceeds from the issuance of units of our Series C Convertible Preferred Stock with warrants attached.

For the nine months ended April 30, 2005, the Company’s net cash flow used in operating activities was ($5,464,251) as compared to $(3,480,366) of net cash flow used in operating activities during the nine months ended April 30, 2004. The decreased results are primarily attributable to the payout made to James P. Jimirro, the Company’s former Chief Executive Officer and President, upon his separation from service. Because the decrease of the expense associated with the granting of stock, warrants, and options and the expense associated with the modification of stock options and warrants are not cash related expenses, they were eliminated from the calculation of cash flow used in operating activities for the nine months ended April 30, 2005. The Company had cash and cash equivalents of $516,226 at April 30, 2005 as compared to cash and cash equivalents of $484 at April 30, 2004. The increase in cash is primarily due to the offering of units of Series C Convertible Preferred Stock with warrants attached which resulted in an infusion of approximately $3 million in cash.

As of June 2, 2005 the Company had cash on hand of approximately $415,221 and receivables totaling $326,842. This amount may not be sufficient to fund operations through this fiscal year. The Company anticipates that any shortfall will be covered by the sale of additional securities. If the Company is successful in raising at least $11.25 million in an offering of its securities, management believes that its cash on hand, along with the proceeds of the offering and cash flow from operations, will provide the Company with adequate cash to fund its operations for a period of at least 24 months.

The Company’s principal source of working capital has been loans received from Daniel Laikin, its Chief Executive Officer and a director and Timothy Durham, a director. The aggregate amount of the loans owed to Mr. Laikin and Mr. Durham was $4.6 million. These loans were paid with Series C Convertible Preferred units, as described below.

During the nine months ended April 30, 2005, the Company received $3.6 million in cash proceeds from the offering of units composed of Series C Convertible Preferred Stock and warrants to purchase common stock and the Company issued additional units of these securities to pay the loans discussed above and to pay expenses owed to Mr. Laikin.

On January 28, 2005 the Company received a loan in the amount of $2.7 million from N. Williams Family Investments, L.P. The proceeds of this loan were primarily used to pay certain benefits to James P. Jimirro, the Company’s former Chief Executive Officer and President, due upon his separation from service. The loan accrues interest at the rate of 7% and is due to be repaid on the earlier of January 28, 2006 or the date the Company closes an offering in which the gross cash proceeds to it equals or exceeds $2,700,000. (The Company is required to prepay the loan to the extent of any proceeds the Company receives from an equity offering raising less than $2.7 million.) The loan is secured by a lien against all of the Company’s assets.

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the reorganization transaction that took place in May 2002. The Company reached a settlement with one note holder in December 2004 and paid that note, as it was re-negotiated, in full. Timothy Durham, a director, paid the second note holder in full and the liability is now owed to him. As of April 30, 2005, approximately $115,000 in principal remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. The Company plans to pay this obligation with revenues earned by its operations.

In recent years, the Company’s operations have been characterized by ongoing capital shortages caused by expenditures related to the initiation of several new business activities. The Company has met these capital shortages by borrowing money from members of the NLAG Group, which includes three of its directors, and by selling its securities.

The Company’s financial statements for the fiscal year ended July 31, 2004 contain an explanatory paragraph as to its ability to continue as a “going concern.” This qualification may impact the Company’s ability to obtain future financing.

Commitments For Capital Expenditures

As of April 30, 2005, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in its credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

ITEM 3 - CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer, President and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2005 the Company issued to its attorneys, Richardson & Patel LLP, in exchange for legal services rendered in connection with capital raising transactions, 8,400 shares of common stock and a warrant to purchase 8,400 shares of its common stock. The warrant is exercisable through May 3, 2006 and the exercise price is $4.09 as to 1,638 shares, $3.26 as to 4,377 shares and $2.95 as to 2,385 shares. The Company issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and, as the Company’s legal counsel, the acquirer occupies a status that affords it effective access to the information registration would otherwise provide.

On March 23, 2005, the Company issued to Porter, LeVay & Rose 9,104 shares of restricted common stock and issued to Regal Growth Funding, Inc. 3,666 shares of restricted common stock. The common stock was issued for consulting services that were rendered to the Company. The value of the common stock on the date of grant was $3.20. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

On April 13, 2005 the Company authorized for issuance to Porter, LeVay & Rose 4,536 shares of restricted common stock and issued to Regal Growth Funding, Inc. 2,268 shares of restricted common stock. The common stock was issued for consulting services that were rendered to the Company. The per share value of the common stock on the date of grant was $4.48. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

On April 13, 2005 the Company authorized for issuance to Richardson & Patel LLP 19,186 shares of restricted common stock in exchange for legal services rendered. The per share value of the common stock on the date of grant was $4.25. The Company issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and, as the Company’s legal counsel, the acquirer occupies a status that affords it effective access to the information registration would otherwise provide.

On April 13, 2005 the Company authorized for issuance of 20,000 shares of restricted common stock to Stephan Latieyre, an investor relations consultant, in exchange for services rendered. The per share value of the common stock on the date of grant was $4.25. The Company issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the acquirer was an accredited investor.

On April 13, 2005 the Company authorized for issuance of 20,000 shares of restricted common stock to George Vandemann, a consultant, in exchange for services rendered. The per share value of the common stock on the date of grant was $4.25. The Company issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the acquirer was an accredited investor.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

On May 12, 2005, All Comedy Networks, Inc. filed a complaint in the Superior Court for the State of California, County of Los Angeles against eight defendants, including National Lampoon Radio Networks and National Lampoon Networks. The complaint alleges that one of the defendants, Kent Emmons, was a founder, shareholder, promoter and fiduciary of All Comedy Networks, Inc. The complaint alleges that Mr. Emmons negotiated an agreement with National Lampoon Networks to use the Company’s trademark in competition with All Comedy Networks, Inc. All Comedy Networks, Inc. seeks actual damages in an amount to be proved at trial, punitive damages, and an injunction to prohibit any of the defendants from contacting its employees, investors and advertisers. Because this action was filed only recently, no discovery has been undertaken. The Company believes this was brought as a nuisance action against National Lampoon Radio Networks and National Lampoon Networks and the Company intends to vigorously defend any attempt by All Comedy Networks, Inc. to prosecute the action against those entities.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.7	First Amendment to Voting Agreement dated June 7, 2002
4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
10.1	Operating Agreement for NL Radio, LLC dated March 2, 2005 among K-Tahoe Investments, Ltd., Front Row Films, Inc. and National Lampoon, Inc.* (6)
10.2	Letter Agreement between NL Radio, LLC and National Lampoon, Inc.*
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by President/Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer and President/Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*Filed herewith.

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
(3) Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.
(4) Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.
(5) Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.
(6) The Registrant has omitted certain portions of this exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2005	NATIONAL LAMPOON, INC.

	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer
Title

By:	/s/ Douglas S. Bennett
Douglas S. Bennett, Chief Financial Officer