Form 10KSB
period 2005-07-31
NATIONAL LAMPOON INC
filed 2005-11-14
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-32584

NATIONAL LAMPOON, INC.
(Name of Small Business Issuer in its charter)

Delaware	95-4053296
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

10850 Wilshire Boulevard, Suite 1000
Los Angeles, California 90024
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (310) 474-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended July 31, 2005 totaled $3,673,442.

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding as of October 19, 2005 was 6,769,451. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on October 19, 2005, based on the selling price as reported by the American Stock Exchange as of such date, was approximately $12,716,688.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS
			Page
PART I
	ITEM 1.	DESCRIPTION OF BUSINESS	1
	ITEM 2.	DESCRIPTION OF PROPERTY	8
	ITEM 3.	LEGAL PROCEEDINGS	8
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
		SECURITY HOLDERS	9

PART II
	ITEM 5.	MARKET FOR COMMON EQUITY AND
		RELATED STOCKHOLDER MATTERS	9
	ITEM 6.	MANAGEMENT’S DISCUSSION
		OF FINANCIAL CONDITION OR PLAN OF OPERATION.	14
	ITEM 7.	FINANCIAL STATEMENTS	30
	ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
	ITEM 8A.	CONTROLS AND PROCEDURES	31
	ITEM 8B.	OTHER INFORMATION	32

PART III
	ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
		CONTROL PERSONS; COMPLIANCE WITH
		SECTION 16(a) OF THE EXCHANGE ACT	32
	ITEM 10.	EXECUTIVE COMPENSATION	35
	ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
		OWNERS AND MANAGEMENT	41
	ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	43
	ITEM 13.	EXHIBITS	45
	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

SIGNATURES

Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements”. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as  “believe,”  “anticipate,”  “expect,”  “intend,”  “plan,”  “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation - Factors Affecting Business, Operating Results and Financial Condition”, as well as the following:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital as we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	our overall ability to successfully compete in our market and our industry,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin and our President, Douglas S. Bennett,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

History

We were incorporated in California in 1986 under the name J2 Communications, Inc. We acquired National Lampoon, Inc., a Delaware corporation referred to in this report as “NLI”, in late 1990. NLI was incorporated in 1967. NLI was primarily engaged in publishing National Lampoon Magazine. Its other activities included radio, stage shows and the development and production of motion pictures. Prior to our acquisition of NLI, we had been engaged in the acquisition, production and distribution of videocassette programs for retail sale. With the acquisition of NLI, we shifted our focus from the videocassette business to the exploitation of the National Lampoon™ trademark. In November 2002, we merged J2 Communications, Inc. into NLI, with National Lampoon, Inc. being the surviving corporation of the merger.

In May 2002, a group led by our Chief Executive Officer, Daniel S. Laikin, acquired control of our company and our business focus expanded from passive income through trademark licenses to the creation and distribution of comedic content.

Our Business

We develop, produce, provide creative services (such as writing or assistance with the development of a project, as requested) and distribute National Lampoon™ branded comedic content through a broad range of media platforms including:

•	licensing both our name and comedic content from our library for a wide variety of uses, including movies, television programming, radio broadcasts, recordings, electronic games and live events,

•	reaching nearly 4.8 million college students in their dormitories and other places of residence through National Lampoon Network, our network of 618 affiliated college and other television stations,

•	distributing in the home entertainment market branded National Lampoon™ comedic content on DVD,

•	providing group travel and entertainment packages marketed under the National Lampoon™ brand,

•	licensing our brand and comedic content for the publication of National Lampoon™ books,

•	hosting an Internet website through which we not only sell our branded products, but through which writers can submit comedic content to us, and

•	developing, producing (in conjunction with independent third parties) or providing creative services for motion pictures and made for television movies and programs.

National Lampoon Networks, Inc.

In September 2002 we acquired substantially all of the assets of Burly Bear Network, Inc., a business engaged in producing and distributing entertainment through a network of affiliated college and other television stations. We renamed the business “National Lampoon Networks, Inc.” (referred to as “NLN” in this discussion) and expanded the affiliate network. The affiliate network is the collection of stations, primarily on college and university campuses, that air our programming and advertising. As of July 31, 2005, the end of our last fiscal year, NLN was available to 4.8 million students at 618 college campuses. When we acquired Burly Bear Network, Inc., we acquired 750 hours of original programming that we still use. In 2003 we commenced production of original television programs solely for distribution on NLN and in the fiscal year ended July 31, 2005 we delivered eight half-hour original television programs. We generally produce 10 episodes per show from July through October for the fall season.

We believe that NLN provides an appealing platform to those advertisers who want their commercial messages to reach college students specifically. For those businesses targeting the college market, NLN provides an integrated marketing platform that includes on-air advertising, field marketing and Internet promotions.

NLN obtains the commercial airtime it sells to advertisers from television affiliates in exchange for the programming it provides to them. In some cases it purchases time slots to air programming in certain geographic areas to expand its advertising reach.

Our field marketing includes activities such as product sampling and live events (like a concert or a contest) that take place on college and university campuses throughout the United States and that reinforce and increase awareness of a brand among the students. Field marketing is the use of trained college students to conduct brand-building activities on behalf of our advertisers. Advertisers whose brands NLN promotes include Frank’s Red Hot Sauce, JBL, Liz Claiborne, NBC, Universal, Red Bull, TalentMatch.com, Sony Classic Films and Rohto V Eye Drops.

During the 2005 fiscal year, we derived approximately 43% of our revenues from NLN’s operations.

Motion Picture and Feature Film

We generally license our National Lampoon trademark for use in the titles of films. We receive a license fee at the time we enter into an agreement for allowing use of the National Lampoon™ trademark and fees for creative services, if any are requested, are paid by the time production is completed.

Depending on our agreement with the motion picture studio or distributor, we also may receive royalties. Some of our agreements provide us with “first dollar gross” participation, meaning that we receive a percentage of all money received by the distributor from the distribution of the motion picture in any type of media, while other agreements provide for participation solely in net profits or in gross profits. Net profit participation is based upon a negotiated definition of net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses, while gross profit participation is based upon gross revenues, before any costs such as distribution fees, financing costs and other corporate costs are deducted. It may take years for the studio or the distributor to recoup the license fee, minimum guarantee or advance and the expenses, or these costs may never be recovered.

We currently are a party to 17 feature film agreements. Of those, five agreements are “first dollar gross” participation agreements, one agreement is a gross profit participation agreement, three agreements are adjusted gross revenue participation agreements and the remaining eight agreements are net profit participation agreements. Pursuant to these agreements, once the film is released and begins earning revenues, the studio or distributor is entitled to recoup any licensing fee, minimum guarantee or advance it paid to us under the agreement and, if included in the agreement, interest. Once this amount is recouped, our participation in the revenues earned by the film may begin.

We are a party to two distribution agreements.

We have a distribution agreement with Image Entertainment, Inc. that required us to provide four videos for distribution. Image Entertainment, Inc. paid us the production fees in stages. The initial fee for each program was paid upon execution of the agreement. Another partial payment was made when we notified Image Entertainment, Inc. that we had begun principal production of a program. A partial payment was made immediately after the delivery of each program and the final payment was made immediately after each program’s release date. The entire production fee was $50,000 per program, or $200,000. Under this agreement we also receive royalties based on net profits from domestic and international sales.

Our distribution agreement with Genius Products, Inc. requires us to provide a total of nine videos for the home entertainment market. Our only compensation under this agreement is royalties based on net sales made in any channel of distribution. In April 2005 we delivered the fifth and final program “Greek Games”.

In December 2004, as part of our plan to expand the use of our brand and to expand our DVD library by increasing the number of products we produce and have distributed for home entertainment, we joined with Majestic Entertainment to form National Lampoon Clubhouse, Inc., a Nevada corporation. We are the holder of a 50% interest in National Lampoon Clubhouse, Inc. National Lampoon Clubhouse, Inc. was formed to develop and produce three live-action, full-length feature films per year for the “tween” market, children between the ages of nine and 13. We will finance one-half the cost of producing these films, which we anticipate will be between $1,250,000 to $1,800,000 per film. We expect National Lampoon Clubhouse, Inc. will release its first film, tentatively titled Trick or Treat, domestically in the first quarter of the 2007 fiscal year and in foreign territories in the second or third quarter of the 2006 fiscal year.

With the exception of the films made by National Lampoon Clubhouse, Inc., we have not financed the production or distribution of any National Lampoon™ motion pictures. Instead, we rely upon third parties, primarily independent motion picture studios, to provide the film’s financing and distribution. We intend to continue this model, since it allows us to derive revenues from the films without incurring the risks associated with their financing.

In May 2005 we agreed with Laughter Heals, LLC and Newco (an entity to be formed) to license our name to a feature film to be titled National Lampoon’s Totally Baked. We expect to release the film in the home entertainment market during the 2006 fiscal year.

We have agreements with independent third parties for the limited platform theatrical release and subsequent marketing of our films. During the 2005 fiscal year, these distributors released and marketed the films National Lampoon’s Blackball, starring Vince Vaughn and James Cromwell, National Lampoon’s Golddiggers, and National Lampoon’s Going the Distance. During the 2006 fiscal year, we have released into a limited number of theaters National Lampoon’s Barely Legal and we expect to release National Lampoon’s Pucked, starring Jon Bon Jovi and directed by Academy Award winner Arthur Hiller, National Lampoon’s Jake’s Booty Call, National Lampoon’s Cattle Call and National Lampoon’s Adam & Eve. A “platform theatrical release” is the release of a motion picture in a small number of theaters in order to promote the rental and sale on DVD.

We expect to give National Lampoon’s Pledge This!, starring Paris Hilton, a wide release during the 2006 fiscal year.

The following is a list of the 29 motion pictures bearing our brand:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Animal House	1979	Universal Studios
National Lampoon Goes to the Movies	1981	United Artists
National Lampoon’s Class Reunion	1982	ABC/Disney
National Lampoon’s Vacation	1983	Warner Bros.
National Lampoon’s European Vacation	1985	Warner Bros.
National Lampoon’s Class of ’86	1986	Paramount
National Lampoon’s Christmas Vacation	1989	Warner Bros.
National Lampoon’s Loaded Weapon I	1993	New Line Cinema
National Lampoon’s Last Resort	1994	Trimark Studios
National Lampoon’s Attack of the 52 Women	1994	Showtime
National Lampoon’s Senior Trip	1995	New Line Cinema
National Lampoon’s Favorite Deadly Sins	1995	Showtime
National Lampoon’s Dad’s Week Off	1997	Paramount
National Lampoon’s The Don’s Analyst	1997	Paramount
National Lampoon’s Men in White	1998	Fox
National Lampoon’s Golf Punks	1998	Fox
National Lampoon’s Van Wilder	2001	Artisan
National Lampoon Presents Dorm Daze	2003	Independent
National Lampoon’s Gold Diggers	2005	Lady P&A LLC
National Lampoon’s Blackball	2005	First Look Entertainment
National Lampoon’s Going the Distance	2005	Think Films
National Lampoon’s Adam & Eve	2006	MRG Ent.
National Lampoon’s Barely Legal	2006	Motion Picture Corp./Sony Pic. Rel.
National Lampoon’s Cattle Call	2006	Cattle Call LLC
National Lampoon’s RepliKate	2003	Silver Nitrate
National Lampoon’s Pledge This	2006	Street Alien/Silver Nitrate
National Lampoon’s Pucked (formerly Trouble with Frank)	2006	To be determined
National Lampoon’s Trick or Treat	2006	National Lampoon Clubhouse
National Lampoon’s Jake’s Booty Call	2006	To be determined

During the 2005 fiscal year, we derived approximately 37% of our revenues from license fees relating to the production of new motion pictures and from royalties earned from previously released motion pictures bearing our brand.

Television Production

The content included in our NLN television programming is generally provided to us by third parties at minimal or no charge. Members of the creative community are constantly seeking ways in which to have their works seen or published, and, due to the recognition of our brand on college campuses, they forward content to us without solicitation. If we want to acquire the work, we will enter into a license agreement with the author. Most of these agreements provide for the payment of a minimal license fee, such as $50 that, in turn, allows us to use the work in any manner for as long as we want. If we fail to use the work for a period of one year, we return it to the author. Other than the license agreements, we generally do not have contracts that obligate these writers to provide us with creative content in the future. Because the way we currently obtain creative content is inexpensive, we do not believe that such agreements are necessary at this time.

We currently have four projects in development with CBS Paramount International Television, although we cannot guarantee that any of the projects will be developed. These projects include an untitled comedy-variety show, a show with the working title “Where’s Daddy,” a show with the working title “Spanish Maine” and a show with the working title “Lauren Holly/High School Project.” Additionally, we are actively engaged in developing three other television properties for cable, network and syndication, serving as the production company, executive producer or some combination of the two. In October 2004 we concluded an agreement to enter the first-run syndication business as a production partner with Atlas Worldwide, an independent distributor of television programming. We provide creative consultation for this project. The series, called An Eye for An Eye, began airing on local television stations on a daily basis beginning in September 2005.

During the 2005 fiscal year, we derived approximately 2% of our revenues from television production.

Home Entertainment DVD

We have focused significant efforts and resources in the home entertainment market, including repackaging existing material and developing and producing original materials for DVD distribution. These efforts include the “Lost Reality” series with Studioworks, a division of Ventura Distribution, and “National Lampoon™ Live”, a stand-up comedy series with Image Entertainment Inc. Additionally we have established a National Lampoon™ brand imprint for DVDs with Genius Products, Inc. and its Branded Distribution Network, and may release as many as 24 titles over the next 12 months. Studioworks has exercised its right to produce “Lost Reality II”.

During the 2005 fiscal year we released National Lampoon’s Blackball, starring Vince Vaughn and James Cromwell, National Lampoon’s Gold Diggers, and National Lampoon’s Going the Distance in the home entertainment market. During the 2006 fiscal year, we expect to release on DVD National Lampoon’s Pledge This! starring Paris Hilton, National Lampoon’s Pucked, starring Jon Bon Jovi and directed by Academy Award winner Arthur Hiller, National Lampoon’s Jake’s Booty Call, National Lampoon’s Barely Legal, National Lampoon’s Cattle Call and National Lampoon’s Adam & Eve.

During the 2005 fiscal year, we derived approximately 12% of our revenues from the home entertainment segment of our business.

Publishing

In October 2002 we entered into an agreement with Rugged Land LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor.

During the 2005 fiscal year, we derived approximately 1% of our revenues from our publishing activities.

Radio

In March 2005 NL Radio, LLC was formed. We hold a 25% interest in this entity. NL Radio, LLC plans to launch an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose. Throughout the summer and fall of 2005, NL Radio, LLC will use samples of the programming, called “pilot programming,” to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during “drive time” or as late night programming. The programming is scheduled to be distributed in January 2006. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. We are continuing to produce new contemporary comedy shows for radio. Revenues will be earned from ad sales, direct response advertising and product promotion arrangements. We will receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand.

During the 2005 fiscal year, we derived approximately 0.5% of our revenues from NL Radio, LLC.

Other Licensing

We license the National Lampoon™ name to generate revenues. Aside from our film, television and book publishing, our current licensing projects include:

•
the development of National Lampoon™ branded Class II and Class III games, as defined in the Indian Gaming Regulatory Act (25 U.S.C.§ 2701, et seq.) through a strategic partnership with Multimedia Games, Inc.,

•	the development of video games with Activision, and selected merchandising arrangements for various consumer products, and

•	the wireless distribution of our content by Buena Vista Internet Group.

We also are currently in discussion with certain companies in the recording industry regarding the production of National Lampoon records. In September 2004, we released “It’s About Time,” a greatest-hits collection from the new National Lampoon Radio Hour, through a distribution agreement with Uproar Entertainment, a company that also has licensed rights to distribute parts of the original Radio Hour archive materials.

During the 2005 fiscal year, we derived approximately 1.5% of our revenues from these licensing activities.

Internet

Our Internet operations do not generate significant revenue and we do not anticipate that will change soon. Aside from providing entertainment and information about us, our website allows writers who are unrelated to us to submit comedic content to us. We may use this content in the development of stories, characters and animation that will be the basis for films, television programming or other products we develop or brand. We also use the website to sell our branded merchandise. We earn revenues from our website from banner advertising and from the sale of our branded merchandise.

During the 2005 fiscal year, we derived less than 1% of our revenues from our website.

National Lampoon Tours

In October 2004 we entered the travel and tourism business through our wholly-owned subsidiary, National Lampoon Tours, Inc., referred to in this discussion as NL Tours. NL Tours negotiates packages with vendors, such as hotels and airlines, and creates branded vacation tours that are marketed primarily to young adults between the ages of 18 and 30. Aside from transportation and lodging, the tours may include daily activities such as parties and “happy hours”, contests and other entertainment. We market to college students utilizing campus promotions, website marketing and keyword Internet search buys.

The first tours took place in March 2005 during the four peak weeks of college spring break. Destinations included Las Vegas, Nevada and Cabo San Lucas, Mexico.

The Las Vegas tours included an optional flight package, four nights all-inclusive hotel accommodations and an itinerary of daily and nightly events and theme parties. The Las Vegas tours are restricted to ages 21 and older.

The Cabo San Lucas tours included roundtrip airfare, four to seven nights hotel accommodations, ground transportation, a discount booklet, trip wristband and itinerary of daily and nightly events and theme parties.

During the 2005 fiscal year, we derived approximately 3% of our revenues from NL Tours.

Competition

Entertainment

The entertainment industry in general, and the motion picture and television industry specifically, are highly competitive. The most important competitive factors include quality, variety of product and marketing. Most of our competitors have significantly greater financial and other resources (such as personnel and contacts) than we have. All of our competitors in the entertainment industry compete for motion picture and television projects and talent and are producing products that compete with ours for exhibition time in theaters, on television, and on home video.

Our success is highly dependent upon such unpredictable factors as the viewing public’s taste. Public taste changes, and a shift in demand could cause our products to lose their appeal. Therefore, acceptance of our products, no matter what the medium, cannot be assured.

We do not represent a significant presence in the entertainment industry.

Travel

The travel services market is highly competitive and has relatively low barriers to entry. We compete primarily with other vacation providers, online travel reservation services, travel agencies and other distributors of travel products and services. Many of our competitors have competitive advantages due to various factors, which include greater brand recognition, longer operating histories, larger customer bases, significantly greater financial, marketing and other resources, and the ability to secure products and services from travel suppliers with greater discounts and on more favorable terms than we can. Furthermore, some travel providers have a strong presence in particular geographic areas, which may make it difficult for us to attract customers in those areas.

We do not represent a significant presence in the travel services industry.

Advertising

NLN competes for advertisers with many other forms of advertising targeting the young adult market. These competing forms of advertising media include other television advertising, radio, print, direct mail and billboard. NLN currently has only a small number of advertisers and these advertisers are not contractually obligated to renew their advertising contracts or to purchase set amounts of advertising in the future. While it is our plan to increase NLN’s advertising and promotion activities, NLN does not represent a significant presence in the advertising industry at this time.

Intellectual Property

We own the common law trademark “National Lampoon™” as used to promote the sale of a variety of goods and services in the United States. Pursuant to an agreement we originally entered into with The Harvard Lampoon, Inc. on October 8, 1969 and amended and restated on October 1, 1998, The Harvard Lampoon, Inc. has consented to our ownership and use of “National Lampoon™”, and variations of that mark, on all goods and services, including motion pictures, television programming, radio programming, sound recordings, live performances and merchandising, restaurant, travel and entertainment services, but expressly excluding any new magazine, periodical or pamphlet published under National Lampoon™ without the consent of The Harvard Lampoon, Inc., as well as firearms, tobacco products, addictive substances of any kind, articles of personal hygiene, and any items depicting explicit sex acts. We may sublicense our rights to third parties so long as The Harvard Lampoon, Inc. has audit rights to our sublicense agreements with third parties and we enforce quality controls. We cannot grant perpetual terms during which a sublicensee can use the mark in a field (as opposed to a specific product or service). Our rights to National Lampoon™ under the concurrent use agreement will terminate if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services. We are required to pay The Harvard Lampoon, Inc. as follows:

•	as to any print publication, 2% of the net sales price;

•
as to any movie, stage show, television show or radio show, the greater of $2,000 or 2% of the first $2,000,000 of pre-tax profits, 1.75% of any pre-tax profits in excess of $2,000,000 but not to exceed $5,000,000 and 1.5% of any pre-tax profits in excess of $5,000,000; and

•	as to all other products or services, the greater of 2% of our pre-tax profits or $250.

If we sublicense our rights to unaffiliated third parties, The Harvard Lampoon, Inc. is entitled to receive 10% of any pre-tax profits we receive that are derived from the sale of goods or services by the sublicensee.

The concurrent use agreement also provides that The Harvard Lampoon, Inc. will not authorize any party to use the word “Lampoon” during the term of the agreement without our written consent. During the 2004 and 2005 fiscal years, we paid The Harvard Lampoon, Inc. $30,000 and $30,500, respectively, in accordance with the terms of this agreement.

We believe that we take all appropriate and reasonable measures to obtain agreements from licensees requiring that they acknowledge our trademarks and copyrights. We own the trademark registration for National Lampoon on the Principal Register of the United States Patent and Trademark Office to promote the sale of magazines and we have registered various screenplays, comedy sketches and other written or sound materials with the United States Copyright Office. We otherwise have relied exclusively on our common law rights to protect unregistered trademark uses and copyrights. Failure to obtain or maintain appropriate protection for our intellectual property, either in the United States or in certain foreign countries, may have a material adverse effect on our business, operating results and financial condition.

Employees

As of October19, 2005 we had 18 full-time employees, NLN had 11 full-time and two part time employees and National Lampoon Tours had one full-time employee. We also hire independent contractors, as needed. We consider our employee relations to be satisfactory at the present time.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3,912 square feet of office space in Los Angeles, California under a lease that expired in September 2005 at which time our lease terms converted to a month-to-month basis. During the 2005 fiscal year, our rent obligation totaled $139,306. The lease agreement provides for rent adjustments based upon the lessor’s operating costs and increases in the Consumer Price Index.

National Lampoon Networks, Inc. leases, on a month-to-month basis, space in New York City. The monthly rent is $4,500 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

On October 27, 2004, Far Horizon Sales and Leasing LLC filed a complaint against our subsidiary, National Lampoon Networks, Inc., in the Superior Court for the County of Los Angeles. The plaintiff alleged that it suffered damages for breach of contract, negligence and trespass to chattel related to the rental of a coach bus and damage thereto. The plaintiff alleged damages in excess of $79,000. The action was settled in August 2005 for the sum of $22,000 and the legal action was dismissed with prejudice on August 31, 2005.

On May 12, 2005, All Comedy Networks, Inc. filed a complaint in the Superior Court for the State of California, County of Los Angeles against eight defendants, including National Lampoon Radio Networks and National Lampoon Networks. The complaint alleges that one of the defendants, Kent Emmons, was a founder, shareholder, promoter and fiduciary of All Comedy Networks, Inc. The complaint alleges that Mr. Emmons negotiated an agreement with National Lampoon Networks to use our trademark in competition with All Comedy Networks, Inc. All Comedy Networks, Inc. seeks actual damages in an amount to be proved at trial, punitive damages, and an injunction to prohibit any of the defendants from contacting its employees, investors and advertisers. We filed an answer to the complaint on August 24, 2005. Because this action was filed only recently, no discovery has been undertaken. We believe this was brought as a nuisance action against National Lampoon Radio Networks and National Lampoon Networks and we intend to vigorously defend any attempt by All Comedy Networks, Inc. to prosecute the action against those entities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until March 24, 2002, when we were delisted from the Nasdaq Small Cap Market for failing to meet certain listing requirements, our common stock traded on the Nasdaq Small Cap Market under the symbol JTWO. From March 25, 2002 until October 25, 2002, our common stock traded on the Over The Counter Bulletin Board under the symbol JTWO. On October 25, 2002, our common stock symbol changed to NLPN. On March 11, 2005 we submitted an application to the American Stock Exchange to be traded under the ticker symbol NLN. On July 21, 2005 the American Stock Exchange notified us that the application was approved. On August 2, 2005 our stock ceased trading on Over The Counter Bulletin Board and on August 3, 2005 it began trading the American Stock Exchange. The table below sets forth the range of high and low bids of our common stock for each quarter for the last two fiscal years as reported by the Over The Counter Bulletin Board. The Over The Counter Bulletin Board prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The closing sales prices have been adjusted to reflect the two-for-one stock split that was effective on September 15, 2004.

	High	Low
Fiscal Year Ended July 31, 2005
First Quarter Ended October 31, 2004	$7.75	$3.00
Second Quarter Ended January 31, 2005	$4.20	$1.75
Third Quarter Ended April 30, 2005	$4.40	$2.00
Fourth Quarter Ended July 31, 2005	$4.85	$2.10

Fiscal Year Ended July 31, 2004
First Quarter Ended October 31, 2003	$4.50	$2.00
Second Quarter Ended January 31, 2004	$3.50	$1.50
Third Quarter Ended April 30, 2004	$4.25	$1.75
Fourth Quarter Ended July 31, 2004	$7.00	$1.90

As of October 19, 2005, we had approximately 593 stockholders.

Dividend Policy

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future to the holders of our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

Dividends accrue on our Series B and Series C Convertible Preferred Stock. Dividends accrue on a daily basis and continue until the date on which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on our Series B and Series C Convertible Preferred Stock must be paid with our common stock.

Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which our common stock is traded, on the trading date immediately preceding the date that we become liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued will be computed using the closing price of the last date on which trades were made and reported. As of October 19, 2005, dividends totaling $1,416,056 had accrued on our Series B and Series C Convertible Preferred Stock which, if payable as of that date, would have required us to issue 292,617 shares of common stock in payment of the Series B Convertible Preferred Stock dividends and 285,365 shares of common stock in payment of the Series C Convertible Preferred Stock dividends based on a closing price of $2.45 per share on October 19, 2005 as reported by the American Stock Exchange.

Equity Compensation Plans

On January 30, 2002 our Board of Directors approved the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was approved by our stockholders on April 25, 2002. The discussion below is a brief summary, which is qualified in its entirety by the full text of the Equity Incentive Plan.

The Equity Incentive Plan has a term of 10 years and is currently administered by our Board of Directors, which shall be referred to in this discussion as the “Administrator”. Pursuant to the Equity Incentive Plan, the Administrator may grant to eligible persons, which include employees, officers, directors, consultants and advisors, awards of options (which may be qualified or non-qualified, depending upon whether or not the eligible person is an employee), stock appreciation rights (commonly known as “SARs”) or deferred common stock or restricted common stock. 1,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. The number of shares of common stock set aside for grants was increased to 2,500,000 in the 2004 fiscal year. In September 2004 our Board of Directors authorized a two-for-one stock split, making 5,000,000 shares of common stock available for grants. As of July 31, 2005, we had 30 employees, three officers and seven directors (one of whom is also an officer) who would be eligible to receive awards from the Equity Incentive Plan. As of July 31, 2005, we had issued options to employees to purchase a total of 3,790,893 shares of our common stock.

Options granted from the Equity Incentive Plan may be incentive stock options or non-qualified stock options. The term of the options may not exceed 10 years from the date of grant. The price for each share of common stock purchased pursuant to the options varies, although if an option is designated as an incentive stock option, the exercise price must equal at least the fair market value of our common stock on the date of grant. A non-qualified option must have an exercise price that is at least 85% of the fair market value of our common stock on the date of grant.

Options may be exercised by paying cash. The Administrator may also accept as payment for options shares of our unrestricted common stock held by the optionee for at least six months, cancellation of any indebtedness owed by us to the optionee, a full recourse promissory note executed by the optionee (so long as the acceptance of any such promissory note complies with federal and state law), shares of common stock issuable upon exercise of the option which have a fair market value equal to the exercise price of the option or any combination of the forgoing.

SARs may be granted from the Equity Incentive Plan in tandem with option grants or without reference to option grants. A SAR granted in tandem with an option grant is valued at the exercise price of the option grant; a SAR granted without reference to an option grant is valued at fair market value.

Deferred Stock and Restricted Stock awards may also be granted to eligible persons. Deferred Stock is the right to receive our common stock at the end of a specified period. Restricted Stock is the right to receive our common stock subject to restrictions such as the passage of time or the attainment of performance objectives.

In the event of a Change of Control, as defined in the Equity Incentive Plan, all unvested stock options shall vest and the restrictions applicable to any Restricted Stock or Deferred Stock awards will lapse and the awards shall be deemed fully vested. The value of the outstanding stock option, Restricted Stock or Deferred Stock awards shall be cashed out by a payment of cash or other property, as determined by the Administrator.

The Board of Directors may amend, alter or discontinue the Equity Incentive Plan, but no amendment, alteration or discontinuation may impair the rights of a participant. The Board of Directors must obtain stockholder approval if it seeks to increase the total number of shares of common stock reserved for the Equity Incentive Plan, change the employees or class of employees eligible to participate in the Equity Incentive Plan or extend the maximum option period under the Equity Incentive Plan.

A recipient will recognize no income upon grant of an incentive option and incur no tax on its exercise (unless the recipient is subject to the alternative minimum tax). If the recipient holds the stock acquired upon exercise of an incentive option (the “ISO Shares”) for more than one year after the date the option was exercised and for more than two years after the date the option was granted, the recipient generally will realize capital gain or loss (rather than ordinary income or loss) upon disposition of the ISO Shares. This gain or loss will be equal to the difference between the amount realized upon such disposition and the amount paid for the ISO Shares.

If the recipient disposes of ISO Shares prior to the expiration of either required holding period described above, the gain realized upon such disposition, up to the difference between the fair market value of the ISO Shares on the date of exercise (or, if less, the amount realized on a sale of such shares) and the option exercise price, will be treated as ordinary income. Any additional gain will be long-term capital gain, depending upon the amount of time the ISO Shares were held by the recipient.

A recipient will not recognize any taxable income at the time a non-qualified option is granted. However, upon exercise of a non-qualified option, the recipient will include in income as compensation an amount equal to the difference between the fair market value of the shares on the date of exercise and the recipient’s exercise price. The included amount will be treated as ordinary income by the recipient and may be subject to withholding. Upon resale of the shares by the recipient, any subsequent appreciation or depreciation in the value of the shares will be treated as capital gain or loss. There is no tax consequence to National Lampoon as a result of either the grant or the vesting of non-qualified stock options. There is also no tax consequence to National Lampoon as a result of either the grant or the vesting of incentive stock options. However, if an employee fails to meet the rules governing incentive stock options (for example, by selling the stock sooner than the rules allow), we would be allowed a tax deduction to the extent that the employee had ordinary taxable income from the disqualified incentive stock option. We are required to withhold FICA, Medicare and federal income taxes from both employees and former employees upon disqualified dispositions of incentive stock options. We are also subject to FICA, Medicare and FUTA on the amounts that are deemed to be wages.

The following table sets forth the number of options received or to be received by each of our executive officers (our Chief Executive Officer, President and Chief Financial Officer), all current executive officers as a group, all current directors who are not executive officers as a group, each associate of any such director or executive officer and each person who received or will receive 5% of the option awards made or to be made and all employees, including our current officers who are not executive officers, as a group:

Number of Options Received or To Be Received

Daniel S. Laikin, Chief Executive Officer and Director	619,666
Douglas S. Bennett, President	680,000(1)
Lorraine M. Evanoff, Chief Accounting Officer	50,000(2)
All current executive officers, as a group	1,349,666
All current directors who are not executive officers, as a group	1,710,374
Associates of any director or executive officer	N/A
Any person (other than those named above) who has received or will receive 5% of the option awards made or to be made to all employees, including officers who are not named above	N/A

(1)	Certain options granted to Mr. Bennett are subject to vesting conditions.
(2)	Certain options granted to Ms. Evanoff are subject to vesting conditions

Set forth in the table below is information regarding awards made pursuant to the Equity Incentive Plan, as well as other outstanding warrants and rights granted through July 31, 2005, the most recently completed fiscal year.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plan Approved by Security Holders	3,790,893(1)	$2.67	1,209,107(1)

Equity Compensation Plan Not Approved by Security Holders	N/A	N/A	N/A

(1) This number represents the remaining shares of common stock in the Equity Incentive Plan as of the end of our last fiscal year, July 31, 2005.

Sales of Unregistered Securities

On July 1, 2005 the Registrant authorized for issuance to Porter, LeVay & Rose 2,399 shares of restricted common stock and issued to Regal Growth Funding, Inc. 626 shares of restricted common stock. The common stock was issued in accordance with agreements for consulting services. The services were rendered to the Company during April and May 2005. The per share value of the common stock on the date of grant was $3.99 as to 1,879 shares and $4.36 as to 1,146 shares. The Registrant relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a media and entertainment company that creates and distributes comedic content. The National Lampoon™ brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the production of motion pictures, including National Lampoon’s Animal House and National Lampoon’s Vacation.

Our plan is to expand the use of our brand in order to increase the revenues we generate through license fees, advertising and other sources. We are pursuing this plan as follows:

Licensing

We derive a substantial portion of our revenues from license fees relating to the production of new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon’s Animal House and National Lampoon’s Vacation. We license the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products.

For the year ended July 31, 2005, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled $1,981,814, or approximately 54% of all the revenues we earned during the period.

National Lampoon Networks

Our subsidiary, National Lampoon Networks, Inc., through its network of 618 affiliated college and other television stations, reaches nearly 4.8 million college students in their dormitories and other places of residence. For those retailers targeting the college market, National Lampoon Networks provides an integrated marketing approach that includes advertising during the airing of our television programming, field marketing such as product sampling, live events hosted on college and university campuses throughout the United States, and Internet promotions.

Aside from providing an outlet for advertisers targeting the college market, National Lampoon Networks develops, produces and distributes comedic television programming to college audiences through its network. Tooned Up, Greek Games, College Town and Master Debaters are among the television programming that we developed and produced and that we are now distributing in the retail market.

For the year ended July 31, 2005, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled $1,321,771, or approximately 36% of all the revenues we earned during the period.

Home Entertainment

We provide branded National Lampoon™ comedic content, including television programming, motion pictures and live comedic events, for DVD. This segment of our business generates revenues primarily from royalty fees from the sale of these products and the use of our content. We also use NLN to promote the release of these products.

For the year ended July 31, 2005, revenues derived from our home entertainment products totaled $223,333, or approximately 6% of all the revenues we earned during the period.

Travel Services

We are now offering group travel and entertainment packages through our subsidiary, National Lampoon Tours, Inc. The destinations of our first two travel packages, timed to coincide with most college and university spring breaks, were Las Vegas and Cabo San Lucas, Mexico. The packages included professional entertainment, theme parties and other attractions for young adults.

For the year ended July 31, 2005, we earned $93,724 from National Lampoon Tours, or approximately 2.6% of all the revenues we earned during the period.

Publishing

We have been licensing our brand and content for the publication of books since 1972 and, to date, over 28 titles, including our four most recent publications, 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor, have been published.

For the year ended July 31, 2005, revenues derived from our publishing activities totaled $52,800, or approximately 1.4 % of all the revenues we earned during the period.

Radio

We hold a 25% interest in NL Radio, LLC, which was formed in March 2005. NL Radio, LLC plans to launch an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose and we are continuing to produce radio programming for use by NL Radio, LLC. Throughout the summer and fall of 2005, NL Radio, LLC will use samples of the programming, called “pilot programming,” to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it will be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during “drive time” or as late night programming. The programming is currently scheduled to be distributed in January 2006. We expect to earn revenues from commissions for advertisement sales and trademark licensing fees.

For the year ended July 31, 2005, we earned $15,000, or approximately 0.4 % of all the revenues we earned during the period from NL Radio, LLC. These revenues were derived from the licensing of our radio library to NL Radio, LLC.

Internet

Our Internet operations do not generate significant revenue and we do not anticipate that will change soon. Aside from providing entertainment and information about us, our website allows writers who are unrelated to us to submit comedic content to us. We may use this content in the development of stories, characters and animation that may be the basis for films, television programming or other products we develop or brand. We also use the website to sell our branded merchandise. We earn revenues from our website from banner advertising and from the sale of our branded merchandise.

For the year ended July 31, 2005, revenues derived from sales of our products via the Internet totaled $8,529, or approximately 0.2 % of all the revenues we earned during the period.

Motion Picture and Television Programming

With the exception of films produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Twenty-five motion pictures have been released using the National Lampoon™ name and four additional motion pictures are planned for release during the 2006 fiscal year. We provide creative services such as writing, as requested, to the producers of motion pictures that carry our brand. For the fiscal year ended July 31, 2003 we earned $140,000 as compensation for creative services. These services were provided to three projects. For the fiscal years ended July 31, 2004 and July 31, 2005, we earned no revenues from providing creative services.

We are developing programming for television although, to date, none of our programming has been acquired by any distributor or broadcaster of television programming. We had a “first-look” agreement with CBS Paramount International Television, a division of Viacom Productions Inc. referred to in this discussion as Paramount Television, for television programming. A “first look” agreement allows a studio or production company, for a period of time, to look at and agree to develop and produce programming ideas in the form of treatments before the treatments may be offered to other studio or production companies. Pursuant to this agreement, we provided treatments for television shows to Paramount Television. Prior to the expiration of the first look agreement, Paramount Television exercised its right to develop and produce four of these treatments. To date, Paramount Television has not developed and produced the television programming and there is no assurance that the programs will be produced in the future. Any treatment not developed by March 8, 2006 will be returned to us. For the year ended July 31, 2005, we earned no revenues from our television programming. We intend to continue to develop programming for television broadcast.

Library

Our library includes 247 issues of National Lampoon Magazine, which we continue to use to generate new content for movies, television programming and other licensing opportunities. Our library also consists of television programming, including more than 300 hours of footage produced for National Lampoon Networks, radio programming, recordings and other materials.

Business Objective

We intend to provide National Lampoon™ comedic content to as many consumers as possible by expanding the use of our brand. The following describes the ways in which we plan to achieve this goal.

•
We plan to continue to expand National Lampoon Networks by adding new college and university affiliate stations, increasing advertising and marketing revenue and producing new television shows. We currently have eight employees and two independent contractors who continually market to college and university affiliate stations to carry our programming and we intend to continue this practice for the foreseeable future. As we add new stations, we expect our advertising and marketing revenue to increase. However, we do not have long-term agreements with college and university affiliate stations, and these stations may terminate their relationships with us at any time.

•
We intend to expand our DVD library by increasing the number of products we produce and have distributed for home entertainment. We currently work primarily with three distributors, Genius Products, Inc., Image Entertainment and Studioworks/Ventura Distribution. Our distributors pay us to provide the creative content for designated projects. Once the project is completed, the distributor is not required to work with us on additional projects, therefore management is continually seeking to build relationships with additional distributors.

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon™ brand.

•
We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events. We have hired a person to work on product placement and licensing.

•
We intend to attract an increased number of college students purchasing travel packages created by National Lampoon Tours. Because it took us more time than we expected to organize National Lampoon Tours, we were unable to take full advantage of the 2004-2005 academic year college and university spring break travel season. Our organizing activities are now complete, and we expect to be able to fully promote the travel packages we offer during the 2005-2006 academic year. We expect to do this by advertising on our website, developing a self-service travel website and through field marketing.

•	We plan to capitalize on opportunities provided by the Internet to merchandise our home entertainment and other products.

•	NL Radio, LLC plans to launch an entertainment radio format under our brand. We own a 25% interest in NL Radio, LLC.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of DVDs, net of estimated provisions for returns (which are not material for any period presented) are recognized when the sales are reported to us by the distributor. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured. Revenues from advertising and promotion are recognized when earned under the terms of the associated agreement or when the advertisement has been broadcast and the collection of such revenues are reasonably assured.

Production Costs

As provided by SOP 00-2, Accounting by Producers or Distributor of Films, film and television production costs are capitalized based on ultimate estimates for productions with multiple episodes or if there are advertising agreements in place from which the production will generate revenues. As a result, feature film production costs are capitalized and amortized pro-rata upon revenue recognition proportionate to the ultimate estimates and the production costs incurred by our network operations are capitalized by an amount equal to remaining ultimate revenues or to the extent of the revenues generated by those agreements. The balance of the production costs is expensed during the period as the anticipated revenues are earned.

Reorganization Transaction

In the discussion below, we sometimes refer to the “Reorganization Transaction”. The Reorganization Transaction occurred on May 17, 2002, when a group of investors that we refer to as “the NLAG Group” completed the acquisition of our Series B Convertible Preferred Stock and warrants to purchase our common stock, thereby gaining voting control of our company.

Results of Operations

We operate in four business segments, namely, licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of motion picture, television, and DVD products; and the sale of travel packages to young adults.

Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the three segments.

Year ended July 31, 2005 as compared to the year ended July 31, 2004

Summarized financial information for the years ended July 31, 2005 and 2004 for our segments is as follows:

	Licensing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total
Year Ended July 31, 2005
Segment revenue	$2,035,000	$1,322,000	$223,000	$94,000	$-	$3,674,000
Segment operating (loss)	$(2,649,000)	$(1,754,000)	$(3,741,000)	$(242,000)	$(100,000)	$(8,486,000)

Year Ended July 31, 2004
Segment revenue	$1,363,000	$559,000	$-	$-	$-	$1,922,000
Segment operating (loss)	$(2,053,000)	$(2,840,000)	$-	$-	$-	$(4,893,000)

Since the Reorganization Transaction, our business has changed. As a result of our acquisition of National Lampoon Networks, we began creating programming for this division and undertaking advertising and promotion activities. We have also entered the home entertainment market and we have ceased publication of National Lampoon Magazine. Because of the evolving nature of our business, we changed the way in which we presented segment revenue for the year ended July 31, 2005 as compared to the way in which we presented it for the fiscal year ended July 31, 2004. In the table above, production revenues include films, television and home entertainment; licensing includes not only the licensing of our name, but publication, radio and Internet revenues; advertising and promotion revenues represent the revenues earned by National Lampoon Networks; and travel services represents the revenues earned by National Lampoon Tours, Inc.

For the year ended July 31, 2004, segment information was presented as trademark, consumer products and television. Trademark included revenues earned from our licensing activities, consumer products included revenues we earned from our website and the sale of certain videos and television included the advertising and promotion revenues we earned from National Lampoon Networks.

In conjunction with the change in reporting our segment revenue, we have also expanded the classifications of the costs associated with our business activities and, in some instances, reallocated costs among the various segments. In the discussion below, we have noted where costs were reallocated.

Licensing Revenues. Licensing revenues (which includes revenues earned from our publishing activities) of $2,034,614 for the year ended July 31, 2005 represents an increase of approximately $1,043,103 or 115% over licensing revenues of $991,511 for the year ended July 31, 2004. Increased licensing activity during this period included licensing our name for use in feature films, licensing our radio library to NL Radio, LLC and, as part of our agreement with Genius Products, Inc., licensing four television programs that were originally produced by National Lampoon Networks. These television programs are expected to be distributed in the home entertainment market. Our licensing revenues for the year ended July 31, 2005 included $365,000 from the film National Lampoon’s Animal House, an increase of approximately $185,000, or 103%, over revenues of $180,000 for the year ended July 31, 2004. This increase is attributable to the DVD release of the film by Universal Pictures, Inc. Since June 2000, these revenues have been paid directly to us. Prior to June 2000, the revenues were paid to Yearbook Movie Company, a partnership. Following a dispute between our predecessor, J2 Communications, and Heathdale Productions, Inc., the successors in interest to the original partners of Yearbook Movie Company, and as part of a settlement agreement between them, J2 Communications and Heathdale Productions, Inc. agreed to allow Universal Pictures, Inc. to distribute the partnership’s share of the revenues earned from National Lampoon’s Animal House directly to each partner, rather than to the partnership. The partnership continues to exist and to hold the rights pursuant to which the partners are paid. Licensing revenues were also earned during the fiscal year ended July 31, 2005 for use of the National Lampoon™ name on feature films. These revenues included $284,000 from Genius Products, Inc. for National Lampoon’s Blackball, National Lampoon’s Going the Distance and National Lampoon Presents Dorm Daze, $110,000 from MRG Entertainment for National Lampoon’s Adam & Eve, $100,000 from Sony Picture Releasing for National Lampoon’s Barely Legal and $50,000 from Think Film for Going the Distance. Our licensing revenues also included $100,000 for licensing our content for distribution over wireless devices, $37,500 from Paramount Television as part of a television programming arrangement and $15,000 for the license of National Lampoon Radio Hour programming. During the year ended July 31, 2005, we recognized $100,000 in revenues previously classified as deferred revenues from Multimedia Games, Inc./Create Tours Corp., which paid this money to us for delivery of three concepts. Multimedia Games, Inc./Create Tours Corp. has accepted one of the concepts for development. During the year ended July 31, 2005, we also recognized $70,000 in revenues from the completion and delivery of 70 episodes of television programming to An Eye for an Eye Productions LLC, $47,206 in royalties from Warner Brothers, $52,800 from publishing, and $35,000 from sales of consumer products. Licensing revenues from National Lampoon Networks, Inc. earned during the year ended July 31, 2005 included $132,250 from Genius Products, Inc. and $252,276 in participation revenues from the distribution of National Lampoon Presents Dorm Daze. We also received residuals from DVD and game sales of $21,985 for National Lampoon’s Lost Reality, $24,098 for National Lampoon’s Scuba School, $35,000 for National Lampoon’s University Tycoon and $16,917 for National Lampoon’s Loaded Weapon. $54,000 in revenue was recognized due to the settlement of a legal action for less than the amount reserved. Remaining licensing revenues comprise residual payments from various projects. These payments were each less than $5,000.

Costs related to licensing revenues of $517,744 increased by $95,943 or 23% in the year ended July 31, 2005 from $421,801 in the year ended July 31, 2004. In the financial statements for the year ended July 31, 2004 costs related to licensing revenues were reported as $467,241. Costs related to licensing revenues for the year ended July 31, 2004 decreased by $281,000 as a result of our reallocation of these costs to costs related to production revenue. This decrease was offset by an increase of $235,560 in web design fees previously included in general and administrative expense. The primary reason for the remaining increase relates to an increase of approximately $60,000 in commissions. Amortization of intangible assets, namely the costs of our acquisition of the “National Lampoon™” trademark, was $240,000 during the years ended, July 31, 2005 and 2004.

Advertising and Promotion Revenues. Advertising and promotion revenues from National Lampoon Networks totaled $1,321,771 during the year ended July 31, 2005 as compared to $558,640 for the year ended July 31, 2004, representing an increase of $763,132 or 137%. Advertising revenues increased to approximately $476,023 during the year ended July 31, 2005, from $289,156 during the year ended July 31, 2004, representing an increase of $186,867 or 65%. Promotion revenues of $845,748 for the year ended July 31, 2005 represents an increase of approximately $576,265 or 214% from the $269,483 in promotion revenues we received during the year ended July 31, 2004. The increase in advertising and promotion revenues resulted from additional advertising opportunities that arose due to an increase in programming televised by National Lampoon Networks. During this period, we also began to sell advertising on our website for the promotion of feature films made by unrelated third parties and we increased presence marketing of feature films such as National Lampoon’s Black Ball and National Lampoon’s Dorm Daze. “Presence marketing” means that we use posters, product samples and similar marketing techniques to bring the marketing to the location of the targeted audience, such as college campuses.

Overall costs related to advertising and promotion revenues of $1,076,346 for the year ending July 31, 2005 decreased by $104,000 or 9% from $1,181,039 in the year ended July 31, 2004. The costs related to advertising and promotions revenues for the year ended July 31, 2004 were previously categorized as “production expenses”. Also, many direct television production costs that were expensed immediately in the prior years are now being capitalized as they are incurred and amortized as revenue is recognized in accordance with the ultimate schedules. Amortization of capitalized television production costs for the year ended July 31, 2005 was $664,459. The primary reason for the decrease in overall costs related to advertising and promotion revenues is due to the amortization of capitalized television production costs.

Production Revenues.   For the year ended July 31, 2005, production revenues were $223,333 as compared to $371,413 for the same period in 2004. This decrease in production revenues of approximately $148,000 or 40% resulted primarily from a decrease in production projects as we reallocated resources to National Lampoon Networks to increase programming. During the year ended July 31, 2005, we recognized approximately $33,333 from sponsorship revenues from SJD Media, $30,000 for television production from Fox Sports, $68,000 for videos produced for Image Entertainment, $50,000 for videos produced for Genius Products, Inc. and $42,000 in production management fees from National Lampoon Clubhouse, which began accruing $6,000 a month in management fees as of January 2005. Revenues recognized during the year ended July 31, 2004 include approximately $197,000 for the production of a television pilot for American Movie Classics, $150,000 for comedy videos produced for Image Entertainment and $24,000 for the production of a live event.

Costs related to production revenues were $95,248 for the year ended July 31, 2005, a decrease of $185,000 from costs related to production revenues of $281,000 for the year ended July 31, 2004. During the fiscal year ended July 31, 2004, we reported network television production costs of $1,181,039 that we classified as “production costs”. For this discussion, these costs have been allocated to costs related to advertising and promotion revenues. During the year ended July 31, 2005, production costs included approximately $46,000 associated with the videos produced for Image Entertainment, approximately $20,221 related to the television show, National Lampoon’s Strip Poker, and $29,000 associated with the pilot for Fox Sports Network. The remaining production costs consisted of production personnel costs. During the year ended July 31, 2004, costs associated with the television pilot for American Movie Classics totaled approximately $160,000, costs associated with the video production for Image Entertainment totaled approximately $111,000 and approximately $10,000 in aggregate costs for Mother Goose and Lost Reality.

Travel Services Revenues. During the year ended July 31, 2005, National Lampoon Tours recognized revenues of $93,724. National Lampoon Tours began business in December 2004.

Selling, general and administrative expenses during the year ended July 31, 2005 were $5,096,414 as compared to $4,285,858 for the year ended July 31, 2004, an increase of $810,556 or approximately 13%. For the year ended July 31, 2004, we had reported $4,521,418 in general and administrative expenses, however, for this discussion, that amount has been reduced by $235,000 in web design fees which have been allocated to costs related to licensing revenues. During the year ended July 31, 2005, approximately 56.9% of our selling, general and administrative expenses consisted of salary expense totaling $2,433,000, as compared to salary expense of approximately $2,155,000 for the year ended July 31, 2004. The increase of $288,000 in salary expense for the year ended July 31, 2005 consisted primarily of bonuses totaling $220,000 that were paid to two employees with units of Series C Convertible Preferred Stock that we valued at $35.50 per unit and a bonus of $157,518 accrued to our President, Douglas S. Bennett, pursuant to an employment agreement that terminated on January 31, 2005. The increase in salary expense was offset by a decrease in vacation accrual of $41,000 due to a change in policy, a decrease in officer’s salary of $61,000 due to the separation from service of James P. Jimirro, our former Chief Executive Officer and President and a decrease in web design fees of $235,000. During the year ended July 31, 2005, selling, general and administrative expenses also included legal expenses of $532,000 as compared to $239,000 in legal expenses accrued during the year ended July 31, 2004, an increase of $293,000, and an increase of $311,000 in investor public relations costs, from $55,000 during the year ended July 31, 2004 to $366,000 during the year ended July 31, 2005. The increase in these expenses related primarily to the public offering that was completed August 8, 2005. During the year ended July 31, 2005 and July 31, 2004, selling, general and administrative expenses also included the following:

Expense	Year Ended July 31, 2005	Year Ended July 31, 2004

Employee health benefits	$150,000	$114,000
Accounting expense	83,000	60,000
Rent expense	220,000	234,000
Interest expense	148,000	184,000
Registration fee to American Stock Exchange	74,000	0
Advertising and marketing	50,000	119,000
Travel and entertainment	91,000	116,000
Corporate insurance	117,000	144,000
Computer and communications	96,000	118,000
Consulting	499,000	469,000
Other	247,000	211,000
Total	$1,775,000	$1,769,000

Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the four segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

During the year ended July 31, 2005, we recorded expenses of $830,948 associated with the granting of stock, options and warrants to advisors and consultants as compared to expenses of $641,878 incurred for the year ended July 31, 2004. Expenses associated with the modification of warrants was approximately $1,082,695 for the year ended July 31, 2005 as compared to no expense for the year ended July 31, 2004. Warrants for the purchase of common stock issued in May 2002 in connection with the sale of units of our Series B Convertible Preferred Stock were modified to be identical in price and term with the warrants issued in conjunction with the offering of our Series C Convertible Preferred Stock. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of our common stock, totaled $904,897, which has been recognized as a charge to operations. Further, during the year ended July 31, 2005, we modified certain options for the purchase of common stock granted to James P. Jimirro. Pursuant to the terms of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan, the options would have expired, if not exercised, 90 days following Mr. Jimirro’s separation from service. The option agreements have been amended so that they are not subject to this section of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan and will instead expire in accordance with the terms of the original grant. The expense associated with this modification was $177,798. There was no corresponding expense during the year ended July 31, 2004. On January 28, 2005 we recorded an expense of $2,577,497 representing costs related to Mr. Jimirro’s separation from service, including a salary cost of $2,523,800 and a payment of $53,697 to a leasing company in order to transfer ownership of an automobile to Mr. Jimirro. There were no corresponding expenses during the year ended July 31, 2004.

Interest income during the year ended July 31, 2005 increased to approximately $7,847 from $5,762 in interest income earned during the year ended July 31, 2004. This increase of $2,085 or 36% resulted from an increase in cash and cash equivalents held during the year ended July 31, 2005 as compared to the year ended July 31, 2004. Other expense of $492,820 in the year ended July 31, 2005 resulted from forgiveness of a loan plus interest having an unpaid balance of approximately $165,820 that was due from James P. Jimirro to us. This loan forgiveness was part of the benefits paid or transferred to Mr. Jimirro upon his separation from service in accordance with the terms of his employment agreement. Other expense also includes the amortization of the capitalized debt issuance costs of $327,000

For the year ended July 31, 2005, we had a net loss of $8,669,170 as compared to a net loss of $5,127,107 for the year ended July 31, 2004, representing an increase in net loss of $3,542,063 or 69%. The increase in net loss resulted primarily from costs of approximately $2,600,000 paid to Mr. Jimirro on his separation from service, and the expense of approximately $1,082,695 associated with modifying the terms of stock options and warrants. An increase in revenues of $1,752,000, to $3,673,000 earned during the year ended July 31, 2005 as compared to $1,922 ,000 earned during the year ended July 31, 2004, offset the increase of net loss. During the years ended July 31, 2005 and 2004, we had no significant provision for income taxes due to the utilization of deferred tax valuation allowances. For the year ended July 31, 2005, we recognized the beneficial conversion feature attributable to the Series C Convertible Preferred Stock of $2,280,906, which is treated as preferred dividend, as well as accrued dividends of $1,113,519, as compared to no such expenses during the year ended July 31, 2004. The addition of the discount and dividend resulted in a net loss attributable to common shareholders of $12,063,595 or $3.69 per share versus a net loss attributable to common shareholders of $5,127,107 or $1.67 per share for the year ended July 31, 2004.

Liquidity And Capital Resources

We have not generated positive cash flow from operations over the past few years and we do not expect to do so for at least 12 months. Our principal source of working capital during the year ended July 31, 2005 consisted of proceeds from the issuance of units of our Series C Convertible Preferred Stock with warrants attached.

For the year ended July 31, 2005, our net cash flow used in operating activities was $6,803,573 as compared to $4,003,455 of net cash flow used in operating activities during the year ended July 31, 2004. The decreased results are primarily attributable to the payout made to James P. Jimirro, our former Chief Executive Officer and President, upon his separation from service. During the year ended July 31, 2005, the decrease in the expense associated with the granting of stock, warrants, and options and the expense associated with the modification of stock options and warrants are not cash related expenses and so were eliminated from the calculation of cash flow used in operating activities. We had cash and cash equivalents of $110,695 at July 31, 2005 as compared to cash and cash equivalents of $484 at July 31, 2004. The increase in cash is primarily due to the offering of units of Series C Convertible Preferred Stock with warrants attached, which resulted in an infusion of approximately $3.6 million in cash.

As of October 19, 2005 we had cash on hand of approximately $3,554,897 and receivables totaling $694,145. We completed a public offering of our common stock on August 8, 2005. We raised $9.6 million in gross proceeds from this offering of our securities. We believe that our cash on hand, along with the net proceeds raised by the public offering of our common stock, will provide us with adequate cash to fund our ongoing operations and capital requirements for at least 24 months.

Our principal source of working capital since the Reorganization Transaction has been loans received from Daniel S. Laikin, our Chief Executive Officer and a director, and Timothy Durham, a director. The aggregate amount of the loans owed to Mr. Laikin and Mr. Durham was $4.6 million. These loans were paid with Series C Convertible Preferred units on December 9, 2004.

During the year ended July 31, 2005, we received $3.6 million in cash proceeds from the offering of units composed of our Series C Convertible Preferred Stock and warrants to purchase our common stock and we issued additional units of these securities to pay the loans discussed above and expenses owed to Mr. Laikin

On January 28, 2005 we received a loan in the amount of $2.7 million from N. Williams Family Investments, L.P. The proceeds of this loan were primarily used to pay certain benefits to James P. Jimirro, our former Chief Executive Officer and President, upon his separation from service. The loan accrued interest at the rate of 7% and was due to be repaid on the earlier of January 28, 2006 or the date we closed an offering in which the gross cash proceeds to us equaled or exceeded $2,700,000. The loan was secured by a lien against all of our assets. On August 31, 2005 the loan and all accrued interest was paid in full.

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the Reorganization Transaction. We reached a settlement with one noteholder in December 2004 and paid that note, as it was re-negotiated, in full. Timothy Durham, a director, paid the amount due under the note to the second noteholder in full and the liability is now owed to him. As of July 31, 2005, approximately $115,000 in principal remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. We plan to pay this obligation with revenues earned by our operations.

In recent years, our operations have been characterized by ongoing capital shortages caused by expenditures related to the initiation of several new business activities. We have met these capital shortages by borrowing money from members of the NLAG Group, which includes three of our directors, and by selling our securities.

Our financial statements for the fiscal year ended July 31, 2005 contain an explanatory paragraph as to our ability to continue as a “going concern.” This qualification may impact our ability to obtain future financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

The table below sets forth our contractual obligations as of July 31, 2005.

	Payments Due by Period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Note Payable	$2,795,794	$2,795,794	$—	$—	$—
Note Payable on Demand	848,202	848,202	—	—	—
Long Term Debt	50,000	—	50,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	5,600	2,800	$2,800	—	—
Purchasing Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
	$3,699,596	$3,646,796	$52,800	—	—

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152). The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. We have evaluated the impact of the adoption of SFAS 152, and we do not believe the impact will be significant to the overall results of our operations or financial position as the Company does not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Financial Accounting Standards Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Financial Accounting Standards Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153, and we do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R) and, although we have not yet finished our estimates to enable us to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, we believe the impact will be significant to our overall results of operations and financial position.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.

Factors Affecting Business, Operating Results and Financial Condition

Risks Related To Our Business Operations

We have incurred losses in the past and losses may continue.

We sustained a net loss of $8,669,170 and a net loss attributable to common stockholders of $12,063,595 for the fiscal year ended July 31, 2005. As of July 31, 2005, we had an accumulated deficit of $31,894,027. Our last profitable quarter was the quarter ended January 31, 2002 and our last profitable fiscal year was the fiscal year ended July 31, 2000. We may not attain operating profits in the future.

We may be unable to meet our future capital requirements. If we are unable to raise capital as we need it, we may have to curtail our operations.

We have not generated positive cash flow from operations over the past few years and we do not expect to generate positive cash flow until the fourth quarter of the 2006 fiscal year. Our capital requirements have been and will continue to be significant. In order to fund shortages of capital during the past two fiscal years, we have borrowed money from our major stockholders and sold our securities. We anticipate that the proceeds from the public offering of our common stock, which closed on August 8, 2005, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least 24 months from the date the offering closed. However, if opportunities permit us to expand more rapidly than we have planned or if our working capital needs or our capital expenditures exceed our current expectations, we may be required to raise additional capital.

If we need additional capital in the future and we are unsuccessful in finding financing, we may be required to severely curtail our operations, which would have a material adverse affect on our business.

Our revenues and results of operations vary from quarter to quarter. If we fail to project accurately and experience significant revenue shortfalls, we could be forced to discontinue a portion or all of our operations.

Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures and television programming. While most of our licensing fees are paid immediately upon entering into the license agreements, some are deferred until the licensor’s production costs are recouped. Production fees are not earned until the production is begun and expenses related to the production are incurred. Furthermore, motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods. If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to find financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

We enter into agreements to develop ideas and properties, however, we may decide to abandon a project rather than to complete the development of it.

We pursue the acquisition of ideas and properties for original production from a number of sources. For example, we may internally develop a new property based on an existing public domain property or create or acquire an entirely new idea. Oftentimes, we enter into agreements with third parties to develop these ideas and properties. After we start development, we may determine that the project is too costly to develop or not suited to our purposes, in which case we may abandon the project. We cannot assure you that we will develop every project we acquire.

Competition in the entertainment industry is intense for many reasons, including the fact that the industry is dominated by multinational, multi-media conglomerates. Because of our lack of money and other resources, we may not be able to compete successfully with other producers of entertainment.

The entertainment industry is intensely competitive and is evolving into an industry in which certain multi-national, multi-media entities, because of their control over key film, magazine, and/or television content, as well as key network and cable outlets, will be able to dominate certain communications industry activities in the United States and abroad. Virtually all of these competitors are substantially larger than we are, have been in business longer than we have and have more resources, including money, contacts and personnel, at their disposal. These competitors have numerous advantages over us, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts.

In spite of the strength of our brand, we may not be able to compete successfully in the entertainment industry because of our lack of resources. If we cannot compete successfully, our business and operating results will be adversely affected.

We depend on the National Lampoon™ trademark and related properties for a significant portion of our revenues. Any erosion of our brand could have a material adverse effect on our business.

Our revenues are primarily derived from exploitation of the National Lampoon™ trademark. Any erosion of brand recognition of that trademark and its related properties or our failure to adequately protect our intellectual property could have a material adverse effect on our business, results of operations and financial position. Our business also depends upon the protection of the intellectual property rights that we have in our entertainment properties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become a party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of someone else’s intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as requiring us to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention from our business and materially adversely affect our financial condition and results of operations

We depend on the services of Daniel S. Laikin and Douglas S. Bennett. If we were to lose the services of either of these individuals, it could have a material, adverse effect on our business.

We are dependent upon the services of Daniel S. Laikin and Douglas S. Bennett. The loss of their services could have a material adverse effect on our business, results of operations and financial position. We do not carry key-person life insurance on these individuals.

Termination of our agreement with The Harvard Lampoon, Inc. would adversely affect our business and results of operations.

We license the use of the word “Lampoon™” from The Harvard Lampoon, Inc. pursuant to an agreement we originally entered into on October 8, 1969. Pursuant to this agreement, as it was amended and restated on October 1, 1998, we would lose our right to use the word “Lampoon” in our mark if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services. Loss of the use of the word “Lampoon” in our mark would have a material adverse effect on our business and results of operations.

Our dependence on a limited number of projects means that the loss or failure of a major project could have a material adverse effect on our business.

A portion of our revenues is generated from a limited number of films, television programs, and other projects that change from period to period. Projects vary from period to period due to the opportunities available to us and to audience response, both of which are unpredictable and subject to change. The loss or failure of a major project, unless replaced by other projects, could have a material adverse effect on our results of operations and financial condition as well as on the market price of our securities. There is no assurance that any project we release will be successful.

Failure to attract and retain qualified personnel may adversely affect our business.

We believe that our performance and future success will depend in large part upon our ability to attract and retain additional highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in the television industry. If we do not succeed in attracting skilled personnel or in retaining our current personnel, our business could be adversely affected. Competition for such individuals, especially creative and technical talent, is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications.

Risks Related To National Lampoon Networks, Inc.

If National Lampoon Networks, Inc. is not successful in increasing its advertising revenues, it may not be able to operate profitably.

Our fiscal year ends on July 31st. During the 2005 fiscal year, advertising, promotion and licensing revenues earned by our subsidiary, National Lampoon Networks, Inc., accounted for approximately 43% of all the revenues we earned. National Lampoon Networks, Inc. earns advertising revenues through on-air advertising during its programming as well as through live promotional events and field marketing, such as product sampling. Our plan is to increase our revenues by increasing National Lampoon Networks’ programming and expanding its network. If National Lampoon Networks, Inc. is unable to increase its programming and expand its broadcasting network as planned, it may not be able to operate profitably.

National Lampoon Networks, Inc. depends on a limited number of advertisers. The loss of a significant portion of these advertisers could adversely affect its advertising revenues.

We anticipate that National Lampoon Networks’ operating results will continue to depend to a significant extent upon revenues from a small number of advertisers. There may be little or no continuity in advertisers from period to period because few advertisers are contractually obligated to renew their advertising contracts or to purchase set amounts of advertising in the future. As a result, the failure of National Lampoon Networks, Inc. to renew advertising contracts, to replace advertisers who do not choose to continue advertising on the network or to sell its expected minimum number of advertisements could adversely affect our advertising revenues.

Sales cycles vary for advertising and may cause our revenues for one or more quarterly periods to be adversely affected.

Advertisers have their own budgetary cycles that, very often, do not coincide with National Lampoon Networks’ schedule. The advertisers’ sales cycles for advertising may vary significantly. The time between the date of initial contact with a potential advertiser or sponsor and receipt of a purchase order may range from as little as six weeks to up to nine months. In addition, during these sales cycles, we may expend substantial funds and management resources but not generate advertising revenues. Therefore, if these sales are delayed or do not occur, our revenues for one or more quarterly periods may be adversely affected.

Aside from budgetary cycles, our receipt of advertising revenues may be delayed due to things over which we have little or no control, including the following:

•	advertisers’ budgetary constraints;

•	the timing of completion of advertisements by advertisers; and

•	the possibility of cancellation or delay of projects by advertisers or sponsors.

Tracking and measurement standards for advertising are evolving and create uncertainty with advertisers, which may lead to a decrease in advertising revenues.

The absence or insufficiency of advertising measurement standards could adversely impact our ability to attract and retain advertisers. There are currently few well-established advertising measurement standards, and the industry may need to standardize these measurements. We cannot assure you that standardization will occur.

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our network. We depend on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider, if available. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. Companies may choose to not advertise on our network or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

In order to be successful, National Lampoon Networks must manage its growth. If growth is not managed successfully, it could have a material adverse effect on our operations.

We are planning to expand National Lampoon Networks’ operations by expanding its broadcast network. If we are successful in expanding National Lampoon Networks’ business, it will be exposed to greater overhead, marketing and support costs and other risks associated with expansion. To manage its growth effectively, National Lampoon Networks must improve and expand its general operations and hire and manage additional personnel. We cannot assure you that National Lampoon Networks, Inc. will be able to effectively do this. If growth is not effectively managed, our business and operations may be materially adversely affected.

Failure to continue to develop content that attracts National Lampoon Networks’ targeted audience or a decline in the strength of the National Lampoon™ brand could cause a decrease in the size of the audience or it could change the demographics of the audience, resulting in a loss of advertising revenues.

The future success of National Lampoon Networks depends on its ability to continue to develop or license content that is interesting and engaging to its targeted audience, which is primarily comprised of young adults. In addition, the success of its business will depend, to a large extent, upon the continued brand strength of the National Lampoon™ trademark and associated logos. The strength of the brand will depend, among other things, upon continued promotion of the brand by National Lampoon Networks. If the young adult audience determines that National Lampoon Networks’ content does not reflect its tastes, or if the tastes of the young adult audience change and we do not react to those changes effectively or in a timely manner, or if our brand becomes less appealing to young adults, then audience size could decrease or the demographic characteristics of the audience could change. Any such occurrence would adversely affect the ability of National Lampoon Networks to attract advertisers and may also negatively impact our revenues.

If significant comedic content developed by third parties is not available to us on favorable terms or at all, it could adversely affect our business.

Because much of National Lampoon Networks’ content is provided by third parties at minimal or no charge, we depend on our good relations with our content providers to offer content that we believe appeals to National Lampoon Networks’ audience. Some of our content providers are also competitors, and in the future may decide to limit our access to content or change prices or demand terms that are unfavorable or discriminatory. Neither we nor National Lampoon Networks have long-term contracts with our content providers, and we cannot assure you that they will continue to make their content available to us on reasonable terms or at all. If content providers charge significant fees for their content or otherwise alter or discontinue their relationships with us or with National Lampoon Networks, it would adversely affect our business and competitive position.

Risks Related To National Lampoon Tours, Inc.

National Lampoon Tours faces considerable competition in the travel services market and may be unable to gain a competitive position in that market.

The travel services market is highly competitive and has relatively low barriers to entry. National Lampoon Tours competes primarily with other vacation providers, online travel reservation services, travel agencies and other distributors of travel products and services. Many of its competitors have competitive advantages such as greater brand recognition, longer operating histories, larger customer bases, greater financial, marketing and other resources and the ability to secure products and services from travel suppliers with greater discounts and on more favorable terms than we can.

Some travel providers have a strong presence in particular geographic areas, which may make it difficult for us to attract customers in those areas. If National Lampoon Tours cannot compete successfully, its business and operating results will be adversely affected.

National Lampoon Tours will be affected by a number of factors, any of which could have a material adverse effect on its business, financial condition and results of operations.

National Lampoon Tours’ results of operations will be dependent upon factors generally affecting the travel industry, such as political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, labor disturbances, excessive inflation, a general weakening in economic activity and reduced employment in the United States. These types of events could have a material adverse effect on the business, financial condition and results of operations of National Lampoon Tours.

National Lampoon Tours may not have enough insurance to cover all of the risks it faces.

In accordance with customary industry practices, National Lampoon Tours maintains insurance coverage against potential losses incurred by travel participants. However, National Lampoon Tours may not be adequately insured against such claims. The occurrence of an event not fully covered by insurance could have a material adverse effect on National Lampoon Tours’ financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the independent auditors’ report thereon, appear beginning on page F-1 of this report.

Report Of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet at July 31, 2005 (Audited)	F-2

Consolidated Statements of Operations (Audited) for the Years
Ended July 31, 2005 and 2004	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for
the Years Ended July 31, 2005 and 2004	F-5

Consolidated Statements of Cash Flows (Audited) for the Years
Ended July 31, 2005 and 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors National Lampoon, Inc., Los Angeles, California

We have audited the accompanying consolidated balance sheets of National Lampoon, Inc. and Subsidiaries (the Company) as of July 31, 2005, and the related consolidated statements of operations, shareholders (deficit) and cash flows for each of the two years in the period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Lampoon, Inc. and subsidiaries as of July 31, 2005 and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 15, 2005

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Year Ending
ASSETS	31-Jul-05

CURRENT ASSETS
Cash	$110,695
Accounts receivable	322,324
Capitalized debt issuance costs, net of $327,000 amortization	313,000
Prepaid expenses and other current assets	192,718
Total current assets	938,737

NON-CURRENT ASSETS
Capitalized production costs, net of $425,500 film financing and $664,459 amortization	1,190,683
Fixed assets, net of accumulated depreciation	15,474
Intangible assets	5,964,732
Accumulated amortization of intangible assets	(3,988,578)

Total non-current assets	3,182,311

TOTAL ASSETS	$4,121,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$462,645
Accrued expenses	90,421
Accrued legal fees	473,329
Payroll accrual	206,881
Accrued royalties	396,250
Accrued dividends	1,113,519
Notes payable - related party, including interest of $128,996 and $168,307 respectively	3,693,996

TOTAL CURRENT LIABILITIES	6,437,041

MINORITY INTEREST	249,806

SHAREHOLDERS’ DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued.	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 229,761 shares issued.	23
Common Stock, par value $.0001 per share, 60,000,000 shares authorized and 3,527,124 shares issued.	353
Additional paid-in capital	29,436,213
Less: Deferred compensation	(108,367)
Accumulated deficit	(31,894,027)

TOTAL SHAREHOLDERS’ DEFICIT	(2,565,799)

TOTAL LIABILITIES AND SHARESHOLDERS’ DEFICIT	$4,121,048

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2005	2004
REVENUES
Production	$223,333	$371,413
Licensing	1,981,814	940,661
Tours	93,724	—
Advertising	476,023	289,156
Promotion	845,748	269,484
Publishing	52,800	50,850
Total revenues	3,673,442	1,921,564

COSTS AND EXPENSES
Costs related to production revenue	95,247	281,000
Costs related to licensing revenue	517,745	421,801
Costs related to tours revenues	299,090	—
Costs related to advertising and promotion revenues	494,752	1,181,039
Amortization of capitalized television production costs	664,457	—
Amortization of intangible assets	240,000	240,000
Amortization debt issuance costs	327,000	—
Selling, general and administrative expenses	5,096,414	4,285,858
Stock, warrants & options issued for services	830,948	641,878
Severance costs	2,577,497	—
Forgiveness of note receivable from officer	165,822	—
Expense associated with modification of warrants	1,082,695	—

Total costs and expenses	12,391,667	7,051,576

OPERATING LOSS	(8,718,225)	(5,130,012)
OTHER INCOME
Interest income	7,847	5,762
Other income	152	—

Total other income	7,999	5,762
NET LOSS BEFORE MINORITY INTEREST	$(8,710,226)	$(5,124,250)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY	$50,194	$—

LOSS BEFORE INCOME TAXES	$(8,660,032)	$(5,124,250)
Provision for state income taxes	9,138	2,857
NET LOSS	$(8,669,170)	$(5,127,107)
Accrued dividends (Note C)	(1,113,519)	—
Beneficial conversion feature treated as preferred dividend (Note G)	(2,280,906)	—
Net loss attributable to common shareholders	$(12,063,595)	$(5,127,107)

Net loss per share attributable to common shareholder - basic and diluted	$(3.69)	$(1.67)
Weighted average number of common shares - basic and diluted	3,269,230	3,063,674

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Shares	Series C Shares	Preferred Stock Amount	Stock Split C/S Shares	Common Stock Amount	APIC	Note Receivable	Deferred Comp	Accumulated Deficit	Total

Balance at July 31, 2003	63,607	—	$4,921,618	3,053,590	$12,188,942	$—	$(157,220)	$(1,001,066)	$(15,816,844)	$135,430
Interest on note receivable	—	—	—	—	—	—	(5,760)	—	—	(5,760)
Adjustment for change in par value of preferred/ common stock	—	—	(4,921,612)	—	(12,344,372)	17,265,984	—	—	—	—
Warrants/ options issued for services	—	—	—	—	122,468	—	—	—	—	122,468
Non vested portion of stock issued for services	—	—	—	—	—	—	—	486,296	—	486,296
Common stock issued	—	—	—	13,246	33,115	—	—	—	—	33,115
Net Loss	—	—	—	—	—	—	—	—	(5,127,107)	(5,127,107)

Balance at July 31, 2004	63,607	—	$6	3,066,836	$153	$17,265,984	$(162,980)	$(514,770)	$(20,943,951)	$(4,355,558)

Interest on note receivable	—	—	—	—	—	—	(2,842)	—	—	(2,842)
Forgiveness of note receivable from officer	—	—	—	—	—	—	165,822	—	—	165,822
Issuance of stock in connection with raising debt financing	—	—	—	200,000	20	639,980	—	—	—	640,000
Adjustment for stock split	—	—	—	(8)	154	—	—	—	—	154
Exercise of stock options for cash	—	—	—	135,442	14	220,206	—	—	—	220,220
Warrants in exchange for services	—	—	—	—	—	414,393	—	(414,393)	—	—
Deferred compensation expense	—	—	—	—	—	—	—	820,796	—	820,796
Common stock issued for services	—	—	—	121,954	12	455,277	—	—	—	455,289
Common stock issued in lieu of bonuses	—	—	—	2,900	—	10,150	—	—	—	10,150
Settlement of legal note	—	—	—	—	—	95,000	—	—	—	95,000
Conversion of loans payable to Series C stock	—	126,971	12	—	—	4,507,638	—	—	—	4,507,650
Proceeds from Series C Investment	—	102,790	11	—	—	3,577,503	—	—	—	3,577,514
Expense associated with modification of Series B warrants and stock options	—	—	—	—	—	1,082,695	—	—	—	1,082,695
Series B Dividend accrual (Note C)	—	—	—	—	—	(591,806)	—	—	—	(591,806)
Series C Dividend accrual (Note C)	—	—	—	—	—	(521,713)	—	—	—	(521,713)
Beneficial conversion feature treated as preferred dividend	—	—	—	—	—	2,280,906	—	—	(2,280,906)	—
Net Loss for the period	—	—	—	—	—	—	—	—	(8,669,170)	(8,669,170)

Balance at July 31, 2005	63,607	229,761	$29	3,527,124	$353	$29,436,213	$—	$(108,367)	$(31,894,027)	$(2,565,799)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR
	ENDED JULY 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,669,170)	$(5,127,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,203	270,246
Amortization of intangible assets	240,000	—
Amortization of debt issuance costs	327,000	—
Stock, options and warrants issued for services	1,286,236	641,878
Expense associated with the modification of warrants	1,082,695	—
Bad debt write-off	27,250	—
Forgiveness of note receivable on common stock	165,822	—
Minority interest in income/(loss) of consolidated subsidiary	(50,194)	—
Other	4,410	(5,760)
Changes in assets and liabilities:
(Increase) in accounts receivable	(297,235)	(33,950)
(Increase) in prepaid expenses and other assets	(163,156)	(9,426)
(Increase) in production costs	(1,036,536)	(127,148)
Increase/(decrease) in accounts payable	59,507	219,654
Increase in accrued expenses	305,595	209,258
Increase/(decrease) in deferred revenues	(120,000)	(41,000)

NET CASH USED IN OPERATING ACTIVITIES	(6,803,573)	(4,003,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,075)	(40,398)
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(1,075)	(40,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest	300,000	—
Proceeds from Series C convertible preferred stock issuance	3,432,735	—
Exercise of stock options	220,220	—
Proceeds from notes payable	2,961,904	3,903,982

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,914,859	3,903,982

NET INCREASE/(DECREASE) IN CASH	110,211	(139,771)

CASH AT BEGINNING OF YEAR	484	140,255
CASH AT END OF YEAR	$110,695	$484
Cash paid for Taxes	$—	$2,857
Interest paid	$—	$—

Supplemental disclosures of cash flow information:
Stock and options issued for services and debt issuance costs	$1,926,389	$641,878
Conversion of loans to Series C Convertible Preferred stock with warrants attached	$4,507,650	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was formed in California in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During the 1991 fiscal year, the Company acquired all of the outstanding shares of National Lampoon, Inc. (NLI). NLI was incorporated in 1967 and was primarily engaged in publishing National Lampoon Magazine and related activities. Subsequent to the Company’s acquisition of NLI, it de-emphasized its videocassette business and publishing operations and began to focus primarily on exploitation of the National Lampoon™ trademark. The Company reincorporated in Delaware under the name National Lampoon, Inc. in November 2002.

On May 17, 2002 a group of investors gained voting control of the Company through the acquisition of its Series B Convertible Preferred Stock and warrants to purchase its common stock (the “Reorganization Transaction”.) Since the Reorganization Transaction, the Company’s business has expanded to include operations other than licensing. On September 3, 2002, the Company’s subsidiary, National Lampoon Networks, Inc., acquired Burly Bear Network, Inc. to gain access to campus television stations. Aside from providing programming to these stations, National Lampoon Networks, Inc. provides an integrated marketing approach to retailers who wish to target the college market. The Company has also entered the home entertainment market, licensing its name to films and comedic entertainment that are distributed on DVD. In 2004, the Company began to offer travel services during spring break through its subsidiary, National Lampoon Tours, Inc. The Company has also expanded its licensing activities by licensing its name to books, content displayed over wireless communications devises and electronic games.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s net losses of $8,669,170, $5,127,107 and $5,924,836 in the prior three years, as well as negative working capital of $5,923,805 and accumulated deficit of $31,894,027 at July 31, 2005, raise concerns about its ability to continue as a going concern, which are addressed by the equity transactions in the following paragraph.

On December 9, 2004 the Company completed the sale of units consisting of Series C Convertible Preferred Stock with warrants attached. Through this offering, the Company received approximately $8.2 million consisting of approximately $3.6 million in cash and approximately $4.6 million from the conversion of debt owed to Daniel S. Laikin and Timothy Durham, directors and major shareholders, and salary and accrued expenses owed to Mr. Laikin, who is also an officer.

On January 28, 2005 the Company borrowed $2.7 million from N. Williams Family Investments, L.P. The loan was used to fund a payment in the amount of $2,532,800 due to James P. Jimirro, the Company’s former President and CEO and the current Chairman of the Board of Directors, on his separation from service. The balance of the funds was used for working capital. On August 31, 2005, the Company paid the note and accrued interest, totaling $2,811,846, in full.

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of its common stock. The registration statement was declared effective on July 28, 2005. The Company raised $9.6 million in gross proceeds in this offering. The Company received net proceeds of $8,654,063 on August 8, 2005, the closing date of the offering. Based on internal projections for the upcoming year, management believes that cash on hand plus estimated revenues will be sufficient to support the Company’s operations for a reasonable period of time. Management believes this should alleviate the doubt about the Company’s ability to continue as a going concern. Net proceeds from the offering, after repayment of the loan from N. Williams Family Investments, LP in the amount of $2,811,846, were $5,842,217.

Principles of Consolidation. The accompanying consolidated financial statements of the Company include the accounts of National Lampoon, Inc., its subsidiaries and National Lampoon Clubhouse, Inc. The Company has the full and exclusive control of the management and operation of the business of each subsidiary and participates in 100% of the revenues and losses of its subsidiaries. The Company participates in 50% of the revenues and net losses of National Lampoon Clubhouse, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Minority Interests. National Lampoon, Inc. consolidates two subsidiary corporations and National Lampoon’s Clubhouse, Inc., one-half of which is owned by Majestic Entertainment. The category “minority interest” represents Majestic Entertainment’s 50% minority ownership interest in National Lampoon Clubhouse, Inc. The amount of minority interest is made up of the original investment of $300,000 less Majestic Entertainment’s share of the net losses to date.

Revenue Recognition. The Company’s trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes and DVDs, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured. Revenues from advertising and promotion are recognized when earned under the terms of the associated agreement or when the advertisement has been broadcast and the collection of such revenues are reasonably assured.

The Company refers to SOP 00-2, Paragraphs 33, 38, 39 and 49, to recognize revenue for episodic television series. Ultimate revenue should include estimates of revenue over a period not to exceed ten years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later. For episodic television series, ultimate revenue should include estimates of secondary market revenue (that is, revenue from markets other than the initial market) for produced episodes only if an entity can demonstrate through its experience or industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed successfully in the secondary market. Ultimate revenue should include estimates of revenue from a market or territory only if persuasive evidence exists that such revenue will occur, or if an entity can demonstrate a history of earning such revenue in that market or territory. Ultimate revenue should include estimates of revenue from newly developing territories only if an existing arrangement provides persuasive evidence that an entity will realize such amounts.

Advertising Expense. The Company expenses advertising costs as incurred. During the years ended July 31, 2005 and 2004, the Company incurred approximately $50,000 and $119,000, respectively for advertising costs.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Intangible Assets. Intangible Assets consists primarily of the National Lampoon trademark and is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. Gross intangibles were $5,964,732 with accumulated amortization of $3,988,578 at July 31, 2005, which includes $240,000 of amortization being expensed during the year ended July 31, 2005. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $240,000 per year, which represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty five years.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of July 31, 2005, the Company has determined that expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company’s future results of operations may be adversely affected by adjustments to the carrying values of such intangible

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (SFAS 152). This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. Management has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the overall results of the Company’s operations or financial position, as the Company does not engage in these types of transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Financial Accounting Standards Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Financial Accounting Standards Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. Management has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company does not engage in these types of transactions.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(SAB 107), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Net Income or Loss Per Share. Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation due to the fact they are anti-dilutive. Options and warrants to purchase 8,496,626 common shares during the three months ended July 31, 2005, and 6,863,726 and 108,206 for the years ended July 31, 2005 and 2004, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,178,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the year ended July 31, 2005 and 2004, respectively because their inclusion would be anti-dilutive.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income (Loss). There are no differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying financial statements.

Stock Based Compensation. The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There is no current-period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS 148. During the year ended July 31, 2005, there were 281,500 granted to employees. If the Company elected to recognize compensation expense based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company’s net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

	For the Fiscal Year Ended July 31,

	2005	2004
Net loss attributable to common shareholders - as reported	$(12,063,595)	$(5,127,107)

APB 25 expense recognized	-	-

Stock option compensation under-fair value method	(427,098)	(1,469,114)

Net loss -pro forma	$(12,490,693)	$(6,596,221)

Basic and diluted earnings/(loss) per share-as reported	$(3.69)	$(1.67)

Basic and diluted earnings/(loss) per share-pro forma	$(3.82)	$(2.15)

The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 95.7% to 135.9%; and a term of six to 10 years for the fiscal year ended July 31, 2005; and average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 127.3% to 170.0%; and a term of seven to 10 years for the fiscal year ended July 31, 2004.

NOTE B - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The Company periodically grants stock options to its employees and directors as financial incentives directly linked to increases in shareholder value. Such grants are subject to the Company’s Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the “1999 Plan”), as adopted by the Company’s shareholders at its annual meeting on January 13, 2000. All stock options granted under prior stock option plans were converted to stock option grants under the 1999 Plan. A summary of stock options outstanding is as follows:

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Option			Weighted
	Number of	Exercise			Average
	Options	Price Range			Exercise Price

Balance, July 31, 2003	2,748,266	$0.97	-	$8.06	$2.89
Options granted	1,245,040	$1.60	-	$3.50	$1.84
Options canceled	(304,600)	$1.04	-	$8.06	$2.88
Options exercised	—	$ —	-	$ —	$ —

Balance, July 31, 2004	3,688,706	$1.04	-	$8.06	$2.52
Options granted	377,687	$3.00	-	$4.25	$3.77
Options cancelled	(140,068)	$1.04	-	$6.81	$2.43
Options exercised	(135,432)	$1.10	-	$4.00	$1.87

Balance, July 31, 2005	3,790,893	$1.04	-	$8.06	$2.67

Of the options outstanding at July 31, 2005 and 2004, the number exercisable was 3,790,893 and 3,688,706, respectively, and the weighted average exercise prices were $2.67 and $2.52. The weighted average remaining life of the options outstanding at July 31, 2005 was 5.67 years.

A summary of the options by ranges at July 31, 2005 are as follows:

		Weighted		Weighted
Range of	Remaining	Average		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life (Years)	Exercisable	Price

$0 to $1	33,334	0.42	33,334	$ 0.97
1 to 2	1,966,872	7.50	1,766,397	$ 1.72
2 to 3	739,000	5.27	677,441	$ 2.74
3 to 4	613,687	5.22	473,856	$ 3.46
4 to 5	194,000	6.29	39,105	$ 4.26
5 to 6	—	—	—	$ —
6 to 7	114,000	3.39	114,000	$ 6.47
7 to 8.50	130,000	2.84	130,000	$ 7.54

A summary of the options by ranges at July 31, 2004 are as follows:

		Weighted		Weighted
Range of	Remaining	Average		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life (Years)	Exercisable	Price

$0 to $1	33,334	0.42	33,334	$ 0.97
1 to 2	2,129,370	6.18	1,778,077	$ 1.71
2 to 3	786,000	4.99	562,588	$ 2.71
3 to 4	467,336	4.44	382,547	$ 3.45
4 to 5	24,000	2.37	24,000	$ 4.81
5 to 6	—	—	—	$ —
6 to 7	118,666	2.84	118,666	$ 6.48
7 to 8.50	130,000	2.84	130,000	$ 7.54

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on our Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on our Series B and Series C Convertible Preferred Stock must be paid with our common stock. At July 31, 2005, the Company had $1,113,519 accrued for Series B and C convertible Preferred Stock.

Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which our common stock is traded, on the trading date immediately preceding the date that we become liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued will be computed using the closing price of the last date on which trades were made and reported.

NOTE D - NOTES PAYABLE

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the reorganization transaction that took place in May 2002. Timothy Durham, a director, paid one of these notes in full and the liability is now owed to him. As of July 31, 2005, approximately $115,000 in principal and $33,848 in interest remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. The Company plans to pay this obligation with revenues earned by its operations. The other note was renegotiated and paid in full in December 2004.

On January 28, 2005 the Company borrowed the sum of $2,700,000 from N. Williams Family Investments, L.P. The loan accrued interest at the rate of 7% per year. The maturity date of the loan was the earlier of January 28, 2006 or the date the Company closed an offering in which the gross cash proceeds to the Company equal or exceed $2,700,000 of the proceeds collected, the first $2.7M must go towards the repayment of the loan. The lender could demand that the loan be immediately repaid if the Company defaulted in its obligations under the promissory note. The loan was secured by a lien against all of the Company’s assets. The amount of $2,523,800 from the loan proceeds was used to pay benefits to James P. Jimirro, the Chairman of the Company’s Board of Directors and the Company’s former Chief Executive Officer and President, upon his separation from service as required by his employment agreement dated May 17, 2002. The remaining proceeds were used for working capital. On August 31, 2005 the principal and interest due in the amount of $2,811,846 were paid in full.

Between the months of June and July 2005 the Company borrowed the aggregate sum of $600,000 from Timothy Durham. No interest was accrued and on August 10, 2005 the entire loan was paid in full.

On May 6, 2005, the Company signed a Deal Memorandum with Laughter Heals Productions, Inc. and Newco (an entity to be formed) with respect to the financing, development and production of a film tentatively titled “Totally Baked.” The total budget for the production, which is currently estimated to be $225,000, is to be funded by Newco. As of July 31, 2005, Newco funded $50,000, which was recorded to notes payable. As of September 29, 2005, Newco had funded $240,000 toward the production, which is expected to exceed the original budget. The terms of the Deal Memorandum provide that revenue from the project will be distributed to Newco in an amount that will allow it to recoup the production budget plus 5%.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - RELATED PARTY TRANSACTIONS

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

On January 28, 2005 the Company borrowed $2.7 million from N. Williams Family Investments, L.P. The loan was used to fund a payment in the amount of $2,532,800 due to James P. Jimirro, the Company’s former President and CEO and the current Chairman of the Board of Directors, on his separation from service. The balance of the funds was used for working capital. On August 31, 2005, the Company paid the note and accrued interest, totaling $2,811,846, in full.

NOTE F - COMMITMENTS AND CONTINGENCIES

Leases. The Company is obligated under an operating lease expiring on September 30, 2005 for approximately 3,912 square feet of office space in Los Angeles, California. The lease agreement includes certain provisions for rent adjustments based upon the lessor’s operating costs and increases in the Consumer Price Index.

The Company is obligated under an equipment lease expiring in November of 2006 for a photocopy machine

The Company’s minimum future lease payments for the fiscal years indicated are as follows:

	Office	Auto/
Year	Space	Equipment	Total

2006	$23,000	$2,800	$2,800
2007	—	2,800	2,800

	$23,000	$5,600	$5,600

The Company’s aggregate lease payments were approximately $150,000 and $206,000, for the years ended July 31, 2005 and 2004, respectively.

Harvard Lampoon Agreement. Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. (“HLI”), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of from 1.5% to 2% on the Company’s net receipts from exploitation of the National Lampoon trademark. Royalty payments under this agreement were approximately $59,000 and $23,000, for the years ended July 31, 2005 and 2004, respectively.

Guber-Peters Agreement. Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company (GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement (“Termination Agreement”) for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLI’s cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI’s obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2005, the Company has accrued royalties of approximately $396,250 relating to the Termination Agreement. The increased royalty expense during fiscal 2003 was primarily due to the airing of 65 episodes of the Company’s “Funny Money” on one of the cable networks. According to the Guber-Peters agreements, there is a minimum fee of $5,000 for every television episode that airs. The 65 episodes would result in a royalty of $325,000, except that the Company has a maximum due Guber-Peters of $396,250 which the Company had already accrued. As of July 31, 2005, the Company has accrued the total balance due Guber-Peters.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

Daniel S. Laikin

On January 31, 2005 we entered into an Employment Agreement with Daniel S. Laikin. The employment agreement was adopted and approved by our Board of Directors on February 1, 2005. The employment agreement has a term of three years, but is automatically extended for successive three-year terms unless designated members of the Board of Directors notify Mr. Laikin that the Board does not intend to renew the employment agreement or unless the employment agreement has been terminated according to its terms.

Pursuant to the employment agreement, Mr. Laikin receives an annual salary of $250,000. Mr. Laikin is also entitled to receive four weeks paid vacation. Mr. Laikin receives an automobile allowance and is entitled to participate in any other benefits offered generally to our employees and executives. He is also granted an option to purchase 100,000 shares of our common stock on each anniversary of the effective date of the employment agreement. The exercise price for the options will be equal to the average of the last reported sale price for one share of common stock during the five business days preceding the date of grant or, if this method of valuing the common stock is not available, the Board shall determine, in good faith, the value of one share of common stock. The term of each option shall be 10 years. The options shall be granted in accordance with the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan. Mr. Laikin is to meet annually with the Board of Directors to set certain performance milestones that must be met bi-annually. If those milestones are met, Mr. Laikin will receive a bi-annual bonus of $50,000. If the milestones are exceeded, Mr. Laikin will receive additional compensation that will be paid one-half in cash and one-half in stock.

Mr. Laikin’s employment agreement may be terminated voluntarily by us at any time during its term for Cause. Cause is defined as (i) the willful and continued failure by Mr. Laikin to substantially perform his duties to us in good faith (other than a failure resulting from his incapacity due to physical or mental illness), or (ii) the willful engaging in conduct which is demonstrably and materially injurious to us. In order to terminate Mr. Laikin for Cause, five members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him. If Mr. Laikin’s employment is terminated by us for Cause, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

Mr. Laikin’s employment may be terminated by Mr. Laikin at any time, and will terminate automatically upon his death or disability. Upon such termination, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

On signing the Employment Agreement, we also agreed to enter into a separate indemnity agreement with Mr. Laikin. A new indemnity agreement has not been entered into as of the date of this annual report, although we entered into an indemnity agreement with Mr. Laikin on May 17, 2002.

Douglas S. Bennett

On January 31, 2005 we entered into an agreement with Douglas S. Bennett to employ him as our President. The employment agreement was adopted and approved by our Board of Directors on February 1, 2005. The agreement will expire on January 31, 2008.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the term of the agreement, we will pay Mr. Bennett a base salary of $250,000. Mr. Bennett is also entitled to receive four weeks paid vacation and we have agreed to pay 100% of the costs of his group health plan premiums, so long as we continue to offer a group health plan. Mr. Bennett receives an automobile allowance and is entitled to participate in any other benefits offered generally to our employees and executives.

Mr. Bennett is to meet annually with the Chief Executive Officer and the Board of Directors to set certain performance milestones that must be met bi-annually. If those milestones are met, Mr. Bennett will receive a bi-annual bonus of $50,000. If the milestones are exceeded, Mr. Bennett will receive additional compensation that will be paid one-half in cash and one-half in stock.

On January 31, 2006, January 31, 2007 and January 31, 2008, Mr. Bennett will receive an option to purchase 100,000 shares of our common stock through the J2 Communications 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan. These options will be fully vested on the date of grant.

Mr. Bennett is currently commuting from his home in Northern California and we pay his commuting expenses. If we require that he relocate to the Los Angeles area, and he agrees to do so, we will be required to pay him certain relocation expenses, including expenses (including costs of transportation, meals and lodging) of no more than three trips to Southern California for the purpose of locating a suitable place to live, the expenses incurred in moving his household furniture and furnishings to his home in Southern California and the payment of reasonable closing costs for the purchase of his home.

We may terminate Mr. Bennett’s employment for cause at any time. “Cause” is defined as a good faith termination by a majority of the Board of Directors because he (i) engages in acts in violation of the law, (ii) breaches his fiduciary duty to us or his duties of loyalty or care to us, or (iii) intentionally and persistently disobeys the good faith, lawful, substantive policies or instructions of the Board of Directors after being given 30 days written notice and failing to cure such circumstances, or, if such circumstances are not susceptible of cure during such 30 day period, failing to initiate and diligently pursue actions reasonably calculated to achieve and cure such circumstances as soon as reasonably practicable thereafter.

If we terminate Mr. Bennett’s employment without cause, or if he is constructively terminated, or if Mr. Bennett dies or is disabled, he will be entitled to receive the following severance benefits:

•	his base salary will be continued for a period of six months or for the remaining term, whichever is longer, following the date that his termination becomes effective;

•	his employee benefits will be continued as long as his base salary is continued; and

•
any unvested stock options will continue to vest for a period of six months or for the remaining term of his employment as set forth in the agreement, whichever is longer, following the date on which his termination becomes effective.

After Mr. James Toll, our former Chief Financial Officer, separated from service, Mr. Bennett was appointed as our Chief Financial Officer on April 13, 2005. Mr. Bennett does not receive additional compensation for this position.

NOTE G - MINORITY INTEREST

Pursuant to an agreement entered into between the Company and Majestic Entertainment, Inc. in December 2004, National Lampoon Clubhouse, Inc. was formed on December 16, 2004. The entity was incorporated in Nevada and is owned equally by National Lampoon, Inc. and Majestic Entertainment, Inc. Each party contributed $350,000 to National Lampoon Clubhouse, Inc. Of that amount, $300,000 was an equity investment and $50,000 was used for start-up costs. The 50% ownership by Majestic Entertainment, Inc. was initially recognized on the Company’s consolidated financial statements as minority interest in the amount of $300,000 less 50% of the losses to date of the subsidiary of $50,194. In connection with this agreement, between June and July 2005 the Company received funding toward the production of the feature film “Trick or Treat” in the aggregate amount of $425,500 from Majestic Entertainment. The total budget of $1,800,000 for the production is to be funded 50% by each party. The terms of the agreement state that (1) revenues received by National Lampoon Clubhouse, Inc. will be reinvested in future films and (2) when there are sufficient funds for National Lampoon Clubhouse, Inc. to function debt free, then profit distributions will be made in accordance with the ownership percentages. The transfer of the production costs to National Lampoon Clubhouse, Inc. has been recorded as a note payable to each party with no interest accrued. Profit distributions, if any, will be applied against the notes payable. The note payable is a related party note payable.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - STOCKHOLDER EQUITY

On September 15, 2004 the Company’s Board of Directors and stockholders holding a majority of the Company’s voting stock approved a two-for-one split of the Company’s common stock. The effect of this stock split has been reflected in all reported periods.

On July 14, 1986, James P. Jimirro, the then Company Chairman, President and Chief Executive Officer purchased 192,000 shares of the Company's common stock for approximately $115,000. In payment for the shares, the Company received the sum of approximately $58,000 and a note for approximately $58,000. The note accrued interest at the rate of 10% per annum and, pursuant to a Pledge and Security Agreement dated July 14, 1986, was secured by the shares purchased. In January 2005, as part of the severance package paid to Mr. Jimirro on his separation from service, the remaining unpaid principal and interest outstanding of $165,822 was forgiven.

On January 28, 2005 the Company borrowed $2,700,000 from N. Williams Family Investments, L.P. As part of the loan transaction, N. Williams Family Investments, L.P. was issued 80,000 shares of the Company’s common stock, and Christopher Williams, a party related to N. Williams Family Investments, L.P., was issued 20,000 shares. In addition Daniel S. Laikin and Timothy Durham personally guaranteed certain obligations of the Company relating to the security for the loan, and as part of this guarantee were each issued 50,000 shares of the Company’s common stock. The expense associated with these stock grants for this loan transaction totaled $640,000, which was calculated at the fair market value of the stock on the date the 200,000 shares were issued. This was recognized as debt issuance costs, capitalized and amortized over the one-year term of the note.

During the fiscal year ended July 31, 2005, 135,442 shares of common stock of the Company were purchased through the exercise of stock options that resulted in cash proceeds to the Company of $220,220.

On October 14, 2004, the Company issued 15,230 shares of common stock to Erick Richardson and 5,115 shares of common stock to Richardson & Patel, LLC. The common stock was issued in exchange for legal services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $79,562.

On February 17, 2005, the Company issued to Andy Gruenberg 1,413 shares of common stock in exchange for film distribution services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $4,000.

On March 1, 2005, the Company issued 39,421 shares of common stock to Erick Richardson and 8,400 shares of restricted common stock with 8,400 warrants for the purchase of common stock to Richardson & Patel, LLC at an exercise price ranging from $2.95 and $4.09 per share. The common stock was issued in exchange for legal services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $152,853 The relative fair value of the warrants of $16,649 was recorded to legal expense and was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 99.3%; and a term of 1.3 years.

On March 23, 2005, the Company issued to Porter LeVay & Rose 9,104 shares of common stock valued at $32,500 and issued to Regal Growth Fund 3,666 shares of common stock valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $12,500. The common stock was issued in exchange for public relations services that were rendered to the Company.

On May 18, 2005, the Company issued to each of Allan Donnes and Frank Tanner Colby 471 shares of common stock and to Andy Toups 235 shares of common stock in exchange for services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $5,297.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 1, 2005, the Company issued 235 additional shares of common stock to Andy Toups in exchange for services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $1,058.

On July 1, 2005, the Company issued 2,668 shares of common stock to Andy Gruenberg, 626 shares of common stock to Regal Growth Funding and 2,399 shares of common stock to Porter LeVay & Rose, in exchange for film distribution and public relations services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $10,000, $2,500 and $10,000, respectively.

On July 25, 2005, the Company issued to Erick Richardson 32,500 shares of common stock with an option to purchase 19,187 shares of common stock at an exercise price ranging from $3.12 and $3.61 per share. The common stock was issued in exchange for legal services valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $145,019. The relative fair value of the option of $41,638 was recorded to legal expense and was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 113%; and a term of 1.2 years.

On February 18, 2005 employee bonuses were paid in the form of 2,900 shares of common stock valued at the fair market value of the common stock on the date the grant was approved by the Board of Directors totaling $10,150.

On December 31, 2004, legal fees due to Latham & Watkins in the amount of $95,000 previously accrued and netted against capital raised and applied to additional paid-in capital were subsequently reversed due to a settlement releasing the Company from the obligation. As a result the Company credited additional paid-in capital to properly recognize the amount of capital raised.

On December 9, 2004 the Company closed an offering of units consisting of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock. The Company received approximately $8.2 million for the units, consisting of 102,790 units for approximately $3.6 million in cash, and 126,971 units for $4.5 million from the conversion of debt, and approximately $492,000 for payment of salaries. At the commitment date, each unit was purchased for $35.50. Holders of Series C Convertible Preferred Stock earn a dividend of 9% per annum payable in the form of the Company’s common stock at the time the holder converts the Series C Convertible Preferred Stock to common stock. Attached to each share of Series C Convertible Preferred Stock is a warrant to purchase ten shares of the Company’s common stock.

As part of the offering of units of Series C Convertible Preferred Stock with warrants attached, the terms of the warrants granted to the holders of Series B Convertible Preferred Stock were made identical to the terms of the Series C Convertible Preferred Stock warrants, the underlying shares of which are not required to be registered. Therefore, the term of the warrants attached to the Series B Convertible Preferred Stock was modified to extend four years from the issuance of the Series C Convertible Preferred Stock, and the exercise price was reduced to $1.775 from $2.50. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of the Company’s common stock, totaled $904,897, which has been recognized as a charge to operations.

In conjunction with his separation from service, the Company agreed to extend the stock options granted to James P. Jimirro that would otherwise have expired 90 days after the termination of his employment. The excess of the value of the modified options as compared to the original options was calculated according to paragraph 188 of FAS 123. The excess amount totaled $177,798, which has been recognized as a charge to operations during the year ended July 31, 2005.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE I - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, results in the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in four business segments: the production of motion picture, television, and video/DVD products; the licensing and exploitation of the “National Lampoon®” trademark and related properties including the sale of products to consumers; television production and distribution to college campuses from which advertising and promotion revenues are derived and travel services. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the four segments. Summarized consolidated financial information for the years ended July 31, 2005 and 2004 concerning the Company’s segments is as follows:

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Licensing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total
Year Ended July 31, 2005
Segment revenue	$2,035,000	$1,322,000	$223,000	$94,000	$—	$3,674,000
Segment operating (loss)
	$(2,649,000)	$(1,754,000)	$(3,741,000)	$(242,000)	$(100,000)	$(8,486,000)

Year Ended July 31, 2004
Segment revenue	$1,363,000	$559,000	$—	$—	$—	$1,922,000
Segment operating (loss)
	$(2,053,000)	$(2,840,000)	$—	$—	$—	$(4,893,000)

A reconciliation of segment operating loss to net income before income taxes for year ended July 31, 2005 and 2004 is as follows:

	FOR THE YEAR ENDED
	July 31, 2005	July 31, 2004
Total segment operating (loss)	$(8,486,000)	$(4,893,000)
Amortization of intangible assets	$(240,000)	$(240,000)
Interest income	$8,000	$6,000

Net loss before minority interest and income taxes	$(8,718,000)	$(5,127,000)

NOTE J - LITIGATION

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 27, 2004 Far Horizon Sales and Leasing LLC filed a complaint against the Company’s subsidiary, National Lampoon Networks, Inc., in the Superior Court for the County of Los Angeles. The plaintiff alleges that it suffered damages for breach of contract, negligence and trespass to chattel related to the rental of a coach bus and damage thereto. The plaintiff alleges damages in excess of $79,000. Noting the extent of the damages, the value of the vehicle, and the fact that there is insurance coverage, the Company in an effort to be conservative, has accrued $50,000 on its books. On August 8, 2005, a settlement was reached in the amount of $22,000, which was paid to Far Horizon on that date. The remaining reserve was written off to miscellaneous income.

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

NOTE K - SUBSEQUENT EVENTS

On July 28, 2005 the Securities and Exchange Commission declared the Company’s registration statement effective and on August 8, 2005 the Company’s public offering was complete. The Company sold 3,200,000 shares of its common stock at $3.00 per share and raised gross proceeds of $9,600,000 and net proceeds of $8,654,063. On August 31, 2005, the Company used $2,811,846 of the net proceeds from the offering for the payment of the loan made to the Company by N. Williams Family Investments, L.P. The Company intends to use the remaining net proceeds for corporate purposes.

On October 27, 2005, the board members were each granted options to purchase 25,000 shares of common stock with an exercise price of $2.19 that expire ten years from date of grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our President (who is also our Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. For the fiscal year ended July 31, 2005, we provided our auditor with significant detailed information in order to alleviate the going-concern qualification in the report on our financial statements. Preparing this information took longer than we anticipated and required that we file a notice pursuant to Rule 12b-25 of the Securities Exchange Act of 1934.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION

On June 30, 2005 and again on July 18, 2005 Mr. Timothy Durham, a director, loaned us $100,000. These were short-term advances that bore no interest. The advances were repaid on July 15, 2005 and August 10, 2005, respectively. Mr. Durham also loaned us $230,000 on June 6, 2005, $270,000 on June 8, 2005 and $100,000 on July 15, 2005. These loans were also short-term advances that bore no interest. The advances were repaid on August 10, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The number of directors required by our bylaws is seven. There are no family relationships among our executive officers and directors.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Daniel S. Laikin	43	Chief Executive Officer, Director
Douglas S. Bennett	46	President and Chief Financial Officer
Lorraine M. Evanoff	43	Chief Accounting Officer
James P. Jimirro	67	Chairman
Timothy S. Durham	43	Director
Paul Skjodt	47	Director
Joshua A. Finkenberg	31	Director
Richard Irvine	64	Director
Ron Berger	57	Director

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Election of Directors

On May 17, 2002, a Voting Agreement was entered into among James P. Jimirro and the members of the NLAG Group. The Voting Agreement will terminate 13 months following the date of Mr. Jimirro’s separation from service, which occurred on January 28, 2005. During the term of the Voting Agreement, Mr. Jimirro is entitled to nominate three directors to the Board of Directors and Daniel S. Laikin, our Chief Executive Officer, is entitled to nominate three directors. The seventh member of our Board of Directors must be mutually nominated by a majority of the directors nominated by Mr. Jimirro and Mr. Laikin. The parties to the Voting Agreement, who collectively have voting control, have agreed to vote for those persons nominated by Mr. Jimirro and Mr. Laikin.

Once the Voting Agreement terminates, directors will be elected annually and will serve until successors are elected and qualified or until a director’s earlier death, resignation or removal.

Committees of the Board of Directors

Our Board of Directors has two committees, an audit committee and a compensation committee. Timothy Durham and Joshua Finkenberg are the members of both committees and James Jimirro is a member of the compensation committee only.

Business Experience

DANIEL S. LAIKIN has been a director since 2000 and was employed as our Chief Operating Officer from May 17, 2002 until February 1, 2005 when he became our Chief Executive Officer. Mr. Laikin served as Co-Chairman of Biltmore Homes, Inc., an Indiana-based home building and real estate development company until 2000. He also served as a managing partner of Four Leaf Partners, LLC, a closely held investment company, concentrating on the startup and financing of high tech and Internet-related companies. He is also on the Board of Directors of Obsidian Enterprises, Inc., a public company.

DOUGLAS S. BENNETT provided services to us as a consultant beginning in June 2002, then joined us as our Executive Vice President in October 2002, became our President on February 1, 2005 and our Chief Financial Officer on April 13, 2005. Mr. Bennett has over 22 years of experience in managing businesses in publishing and software. Prior to joining us, Mr. Bennett was the President of iUniverse, Inc., the largest independent publisher in the United States. iUniverse produced over 5,000 titles a year through the Internet. Prior to that Mr. Bennett was the Chairman and Chief Executive Officer of EoExchange, Inc., an Internet search engine business. From 1992 until 1999 Mr. Bennett worked for Macmillan Publishing, the largest computer book and reference publisher in the world. Mr. Bennett started in the software and Internet division of Macmillan’s business and eventually became the President of the entire Macmillan Publishing business. Prior to his employment with Macmillan, Mr. Bennett worked for 11 years for CCH Computax, the largest tax software company in the United States. At CCH Computax, Mr. Bennett held numerous senior level positions.

LORRAINE EVANOFF, Vice President of Finance and Chief Accounting Officer, joined us in April 2005. Between February 2004 and April 2005, Ms. Evanoff was Controller of TAG Entertainment Corp., a public company and was instrumental in consummating the merger with Powermarketing, Inc. as well as the pending acquisition of Myriad films. Prior to working at TAG Entertainment, Ms. Evanoff was Controller of ANTs Software Inc., a public company, a developer of high-performance SQL database management systems until February 2004. From 1999 to 2002, Ms. Evanoff also held senior treasury analyst and financial analyst posts with Electronic Arts Inc. and Landor Associates, Inc.

JAMES P. JIMIRRO has been a director since 1986 and was employed as our President and Chief Executive Officer from 1990 until January 2005. From 1980 to 1985, he was the President of Walt Disney Telecommunications Company, which included serving as President of Walt Disney Home Video, a producer and distributor of family home video programming. While in this position, he also served as Corporate Executive Vice President of Walt Disney Productions. In addition, from 1983 to 1985, Mr. Jimirro served as the first President of the Disney Channel, a national cable pay-television channel, which Mr. Jimirro conceived and implemented. Mr. Jimirro continued in a consulting capacity for Walt Disney Company through July 1986. From 1973 to 1980, he served as Director of International Sales and then as Executive Vice President of Walt Disney Educational Media Company, a subsidiary of Walt Disney Company. Prior to 1973, Mr. Jimirro directed international sales for CBS, Inc., and later for Viacom International. Mr. Jimirro also served as a member of the Board of Directors of Rentrak Corporation between January 1990 and September 2000.

TIMOTHY S. DURHAM has served as a director since 2002. He is the Chief Executive Officer and Chairman of the Board of Directors of Obsidian Enterprises, Inc. (formerly Danzer Corporation) and has held these positions since June 2001. Since April 2000, he has served as a Managing Member and the Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners LP. Mr. Durham founded in 1998, and since then has maintained a controlling interest in, several investment funds, including Durham Capital Corporation, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell Associates LLC. From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., including as Vice Chairman, President and Chief Executive Officer. Mr. Durham serves as a director of Obsidian Enterprises, Inc., a public company.

PAUL SKJODT has been a director since 2002. He is actively involved in a variety of companies including managing member of Four Leaf & Associates. Four Leaf is a venture fund that provides seed money to a host of technology companies. Mr. Skjodt also is President of Oakfield Development a land development company based of Indianapolis and owner of the Indiana Ice, an ice hockey team in the United States Hockey League. Mr. Skjodt is also involved in numerous philanthropic endeavors in Indiana.

JOSHUA A. FINKENBERG has been a director since 2002.  He is a Senior Vice President at Kelly Capital LLC, a specialized investment company that acquires and invests in undervalued assets and companies. Previously, Mr. Finkenberg was the Chairman and President of AF Investments LLC, a holding company focused on acquisitions of and investments in businesses located in the Southern California area. From August 2000 through January 2002, Mr. Finkenberg was a Senior Associate with Relational Advisors, a financial advisory firm based in San Diego, California. From July 1996 through July 2000, Mr. Finkenberg was in the Mergers and Acquisitions Group of SunTrust Equitable Securities Corporation, a full-service investment bank located in Nashville, Tennessee. Mr. Finkenberg graduated with highest honors from the Robert C. Goizueta Business School at Emory University with a dual concentration in Finance and Management Information Systems/Information Technology.

RICHARD IRVINE joined our Board in 2004. Since April 2005, Mr. Irvine has been self-employed as a consultant to businesses in the gaming industry. From April 2004 through April 2005, he was Senior Vice President of Sales for Bally Gaming and Systems, a public company. In this position, Mr. Irvine was responsible for guiding the North American sales operations of Bally Gaming, encompassing both the United States and Canada. Prior to joining Bally Gaming and Systems, from January 2002 to January 2004, Mr. Irvine served as Vice President of Sales for AC Coin & Slot, a gaming-device distributor based in Atlantic City, N.J. From January 1999 to December 2001, Mr. Irvine served as Chief Operating Officer of GameTech, a supplier of electronic bingo equipment, and from 1995 to 1998 he served as President and Chief Operating Officer of Mikohn Gaming Corporation. Prior to 1995, Mr. Irvine held the positions of Senior Vice President, Marketing and Entertainment for Boomtown, Inc., a Reno, Nevada-based owner and operator of casino properties in Nevada, Mississippi and Louisiana, Vice President of Marketing for Walt Disney Attractions, and President and Chief Operating Officer of Straight Arrow Publishing, publishers of Rolling Stone Magazine. Mr. Irvine was co-founder of Aurora Productions, a producer of major motion pictures. He also served as Executive Vice President of Unicorn/Sovaminco, a U.S.-U.S.S.R. joint venture company. Mr. Irvine began his gaming-industry career as Executive Vice President, Worldwide Sales and Marketing, for International Game Technology.

RON BERGER also joined us as a director in 2004. Mr. Berger is Chairman and Chief Executive Officer of Figaro’s Italian Pizza, Inc., a chain of retail pizza shops in 17 states. From 1989 through 2000, Mr. Berger served as Chairman and Chief Executive Officer of Rentrak Corporation, a publicly traded information and payment processor in the home video industry. Mr. Berger conceived of the Rentrak concept - a method of sharing revenues between video rental shops and motion picture studios and other program suppliers. Under his leadership, the business grew from $6 million in revenues in 1989 to $113 million in year 2000. Prior to building Rentrak, Mr. Berger founded and took public National Video, the world’s largest specialty video retail chain prior to Blockbuster. He has also twice served as a member of the board of directors of the International Franchise Association and served as a member of the board of directors of the Video Software Dealers Association.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last three completed fiscal years (collectively referred to in this discussion as the “named executive officers”). The officer designation indicates positions held as of July 31, 2005, the end of our last fiscal year. During the 2005 fiscal year, James P. Jimirro separated from service, Daniel S. Laikin became our Chief Executive Officer and Douglas S. Bennett became our President and Chief Financial Officer. During the 2003 and 2004 fiscal years, James P. Jimirro was our President and Chief Executive Officer, Daniel S. Laikin was our Chief Operating Officer and Douglas S. Bennett was our Executive Vice President. James Toll, our former Chief Financial Officer, separated from service on May 17. 2005.

SUMMARY COMPENSATION TABLE

		Salary	Bonus/Severence	Securities Underlying Options/	All Other Compensation
Position	Year	($)	($)	SARs	($)(5)

Daniel S. Laikin	2005	200,000	200,000(3)	-	13,200
Chief Executive Officer	2004	200,000(1)	-	415,000	13,200
	2003	200,000(2)	-	-	13,200

Douglas S. Bennett	2005	175,000	157,518	-	33,800
President and Chief	2004	175,000	-	300,000	31,000
Financial Officer	2003	131,667	-	380,000	21,300

James P. Jimirro	2005	500,000	2,523,800(4)	60,000	171,819
Former Chief Executive	2004	500,000	-	297,040	11,994
Officer and President	2003	500,000	-	70,000	11,994

Lorraine Evanoff	2005	110,000	-	50,000	-
Chief Accounting Officer

James Toll	2005	139,800	-	-
Former Chief Financial	2004	149,550	-	30,000
Officer	2003	132,737	-	30,000

(1) Represents one year of salary paid to Mr. Laikin that was paid with 7,649 units of Series C Preferred Stock, with each unit consisting of one share of Series C Convertible Preferred Stock and a warrant to purchase 10 shares of common stock at a price of $1.775 per share.
(2) Represents one year of salary paid to Mr. Laikin that was paid with 2,000 units of Series B Preferred Stock, with each unit consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase 56.338 shares of common stock at a price of $1.775 per share.
(3) On December 9, 2004, we granted a bonus to Daniel S. Laikin for exceptional services and issued to him 5,634 units of Series C Convertible Preferred Stock having a value of $35.50 per unit. In connection with this bonus an expense was recognized in the amount of $200,000 during the year ended July 31, 2005. Each unit included one share of Series C Convertible Preferred Stock and a warrant to purchase ten post-split shares of common stock at a price of $1.775 per share.
(4) Severance payment upon termination of Mr. Jimirro as CEO.
(5) Automobile and apartment allowance including payoff of $53,697 for Mr. Jimirro’s automobile as part of the severance package.

Option/SAR Grants for Last
Fiscal Year-Individual Grants(1)

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date

Daniel S. Laikin	-	-	-
Douglas S. Bennett	-	-	-
James Jimirro	10,000(1)	3%	3.55	8/31/14
James Jimirro	10,000(1)	3%	4.00	9/30/14
James Jimirro	10,000(1)	3%	3.75	10/31/14
James Jimirro	10,000(1)	3%	3.00	11/30/14
James Jimirro	10,000(1)	3%	3.20	12/31/14
James Jimirro	10,000(1)	3%	4.20	1/31/15

(1) The options granted to Mr. Jimirro and Mr. Laikin were immediately exercisable.

Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values(1)

Value of
			Number of	Unexercised
			Unexercised	In-the-Money
			Options/SARs	Options/SARs
			At FY-End (#)	at FY-End ($)(2)
	Shares Acquired	Value Realized(1)	Unexercisable/	Unexercisable/
Name	on Exercise (#)	($)	Exercisable	Exercisable

Danel Laikin	-	-	0/619,666	0/1,074,658
Douglas S. Bennett	-	-	236,603/443,397	536,730/681,570
James P. Jimirro	-	-	0/1,560,374	0/2,969,486
Lorraine Evanoff	-	-	45,251/4,749	0/0

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised. The closing price of the common stock on July 31, 2005 was $4.06.
(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

Information on Equity Incentive Plans

Information about our employee equity incentive plan is included in Item 5 of this Annual Report.

Employment Agreements

Daniel S. Laikin, Chief Executive Officer

On January 31, 2005 we entered into an Employment Agreement with Daniel S. Laikin. The employment agreement was adopted and approved by our Board of Directors on February 1, 2005. The employment agreement has a term of three years, but is automatically extended for successive three-year terms unless designated members of the Board of Directors notify Mr. Laikin that the Board does not intend to renew the employment agreement or unless the employment agreement has been terminated according to its terms.

Pursuant to the employment agreement, Mr. Laikin receives an annual salary of $250,000. Mr. Laikin is also entitled to receive four weeks paid vacation. Mr. Laikin receives an automobile allowance and is entitled to participate in any other benefits offered generally to our employees and executives. He is also granted an option to purchase 100,000 shares of our common stock on each anniversary of the effective date of the employment agreement. The exercise price for the options will be equal to the average of the last reported sale price for one share of common stock during the five business days preceding the date of grant or, if this method of valuing the common stock is not available, the Board shall determine, in good faith, the value of one share of common stock. The term of each option shall be 10 years. The options shall be granted in accordance with the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan. Mr. Laikin is to meet annually with the Board of Directors to set certain performance milestones that must be met bi-annually. If those milestones are met, Mr. Laikin will receive a bi-annual bonus of $50,000. If the milestones are exceeded, Mr. Laikin will receive additional compensation that will be paid one-half in cash and one-half in stock.

Mr. Laikin’s employment agreement may be terminated voluntarily by us at any time during its term for Cause. Cause is defined as (i) the willful and continued failure by Mr. Laikin to substantially perform his duties to us in good faith (other than a failure resulting from his incapacity due to physical or mental illness), or (ii) the willful engaging in conduct which is demonstrably and materially injurious to us. In order to terminate Mr. Laikin for Cause, five members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him. If Mr. Laikin’s employment is terminated by us for Cause, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

Mr. Laikin’s employment may be terminated by Mr. Laikin at any time, and will terminate automatically upon his death or disability. Upon such termination, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

On signing the Employment Agreement, we also agreed to enter into a separate indemnity agreement with Mr. Laikin. A new indemnity agreement has not been entered into as of the date of this annual report, although we entered into an indemnity agreement with Mr. Laikin on May 17, 2002.

Douglas S. Bennett, President and Chief Financial Officer

On January 31, 2005 we entered into an agreement with Douglas S. Bennett to employ him as our President. The employment agreement was adopted and approved by our Board of Directors on February 1, 2005. The agreement will expire on January 31, 2008.

Pursuant to the term of the agreement, we will pay Mr. Bennett a base salary of $250,000. Mr. Bennett is also entitled to receive four weeks paid vacation and we have agreed to pay 100% of the costs of his group health plan premiums, so long as we continue to offer a group health plan. Mr. Bennett receives an automobile allowance and is entitled to participate in any other benefits offered generally to our employees and executives.

Mr. Bennett is to meet annually with the Chief Executive Officer and the Board of Directors to set certain performance milestones that must be met bi-annually. If those milestones are met, Mr. Bennett will receive a bi-annual bonus of $50,000. If the milestones are exceeded, Mr. Bennett will receive additional compensation that will be paid one-half in cash and one-half in stock.

On January 31, 2006, January 31, 2007 and January 31, 2008, Mr. Bennett will receive an option to purchase 100,000 shares of our common stock through the J2 Communications 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan. These options will be fully vested on the date of grant.

Mr. Bennett is currently commuting from his home in Northern California and we pay his commuting expenses. If we require that he relocate to the Los Angeles area, and he agrees to do so, we will be required to pay him certain relocation expenses, including expenses (including costs of transportation, meals and lodging) of no more than three trips to Southern California for the purpose of locating a suitable place to live, the expenses incurred in moving his household furniture and furnishings to his home in Southern California and the payment of reasonable closing costs for the purchase of his home.

We may terminate Mr. Bennett’s employment for cause at any time. “Cause” is defined as a good faith termination by a majority of the Board of Directors because he (i) engages in acts in violation of the law, (ii) breaches his fiduciary duty to us or his duties of loyalty or care to us, or (iii) intentionally and persistently disobeys the good faith, lawful, substantive policies or instructions of the Board of Directors after being given 30 days written notice and failing to cure such circumstances, or, if such circumstances are not susceptible of cure during such 30 day period, failing to initiate and diligently pursue actions reasonably calculated to achieve and cure such circumstances as soon as reasonably practicable thereafter.

If we terminate Mr. Bennett’s employment without cause, or if he is constructively terminated, or if Mr. Bennett dies or is disabled, he will be entitled to receive the following severance benefits:

•	his base salary will be continued for a period of six months or for the remaining term, whichever is longer, following the date that his termination becomes effective;

•	his employee benefits will be continued as long as his base salary is continued; and

•
any unvested stock options will continue to vest for a period of six months or for the remaining term of his employment as set forth in the agreement, whichever is longer, following the date on which his termination becomes effective.

After Mr. James Toll, our former Chief Financial Officer, separated from service, Mr. Bennett was appointed as our Chief Financial Officer on April 13, 2005. Mr. Bennett does not receive additional compensation for this position.

Key Employees

In addition to our executive officers and directors, we value and rely upon the services of certain key employees in the support of our business and operations, and the development and marketing of our brand and products, as follows:

BARRY LAYNE is the Executive Vice President responsible for our entertainment businesses. He joined us in May 2004. Immediately prior to joining National Lampoon, Mr. Layne spent a number of years as a senior executive consultant to companies in the media, entertainment and Internet industries, most recently as acting Chief Operating Officer of ASG Entertainment and as a member of the bankruptcy court approved turnaround team at the former Platinum Entertainment (subsequently renamed Compendia Media Group). Previous roles included senior management positions at About, Inc., FasTV, Inc., and Ketchum Communications Worldwide.

MATTY SIMMONS rejoined National Lampoon in November 2002 as Director of Classics. Mr. Simmons was a co-founder or National Lampoon in the 1970s. Under Mr. Simmons’ leadership, the company introduced National Lampoon Magazine, one of the most popular humor magazines in publishing history. In 1978 he produced, Animal House, one of the most popular comedy movies of all time. He has also produced, among other films, the National Lampoon Vacation series. In 1979, he was named Producer of the Year and in 1980, Publisher of the Year by industry organizations. Mr. Simmons has written eight books including several best sellers.

SARA RUTENBERG has been our Executive Vice President - Business Affairs since September 2002. Ms. Rutenberg has held various positions in the entertainment industry for the past twenty years. Prior to joining National Lampoon, she held the post of President, Business Development and Strategy for Pearson Television (now Fremantle Media, the owner and producer of ‘American Idol’) where she managed the divisions responsible for digital asset and intellectual property management and brand management. At Pearson, Ms. Rutenberg also served as Senior Vice President, Business and Legal Affairs and negotiated a variety of production and distribution agreements for all media. Ms. Rutenberg came to Pearson from Universal Television, where she held a variety of posts from 1983-1998, the last being Senior Vice President of Business and Legal Affairs where she was responsible for all international and domestic television distribution and nonscripted television production.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all employees, including executive officers, and members of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name of Filer	Form	Description

James P. Jimirro	4
Between August 31, 2004 and September 21, 2004 Mr. Jimirro sold a total of 23,419 shares of common stock for total gross proceeds of $166,275. These sales were not reported on a Form 4 until October 28, 2004.

	4
On June 17, 2004 Mr. Jimirro was granted options to purchase 162,040 shares of common stock with an exercise price of $1.76 per share and options to purchase 15,000 shares of common stock with an exercise price of $1.60 per share. These grants were not reported on a Form 4 until November 17, 2004.

	4
On October 30, 2004 and November 30, 2004 Mr. Jimirro was granted options to purchase 10,000 shares of common stock with an exercise price of $3.75 and 10,000 shares of common stock with an exercise price of $3.25, respectively. These grants were not reported on a Form 4 until December 16, 2004.

Ron Berger, Joshua Finkenberg, and Paul Skjodt	4	On June 17, 2004 each of these directors was granted an option to purchase 15,000 shares of our common stock at a price of $1.60. These grants were not reported on Form 4s until November 17, 2004.

James Toll	4
On June 17, 2004 Mr. Toll, our former Chief Financial Officer, was granted an option to purchase 30,000 shares of our common stock at a price of $1.60 per share. This grant was not reported on a Form 4 until November 17, 2004.

Douglas S. Bennett	4	On June 17, 2004 Mr. Bennett was granted options to purchase 300,000 shares of our common stock at a price of $1.60 per share. This grant was not reported on a Form 4 until November 17, 2004.

Daniel S. Laikin	4
On June 17, 2004 Mr. Laikin was granted an option to purchase 15,000 shares of our common stock at a price of $1.60 per share. This grant was not reported on a Form 4 until December 10, 2004. Also on June 17, 2004 Mr. Laikin was granted an option to purchase 400,000 shares of our common stock at a price of $1.76. This grant was not reported on a Form 4 until December 10, 2004.

	4
On October 25, 2004 Mr. Laikin received 28,165 shares of our Series C Convertible Preferred Stock with a warrant to purchase 281,650 shares of our common stock by converting his loans outstanding to us. This transaction was not reported on a Form 4 until December 10, 2004.

	4
On January 28, 2005 we issued 50,000 shares of our common stock, having a value of $2.90 per share, to Mr. Laikin in exchange for certain guarantees he made on our behalf in obtaining a loan. No Form 4 was filed disclosing this transaction.

Richard Irvine	4	On June 17, 2004 Mr. Irvine was granted an option to purchase 15,000 shares of our common stock at a price of $1.60. This grant was not reported on a Form 4 until November 17, 2004.

	4
Between November 15, 2004 and December 2, 2004 Mr. Irvine sold a total of 15,000 shares of our common stock for total gross proceeds of $39,720. These transactions were not reported on a Form 4 until December 22, 2004.

Timothy S. Durham	4	On June 17, 2004 Mr. Durham was granted an option to purchase 15,000 shares of our common stock at a price of $1.60 per share. This grant was not reported on a Form 4 until December 23, 2004.

	4
On October 25, 2004 Mr. Durham received 28,169 shares of our Series C Convertible Preferred Stock with a warrant to purchase 281,690 shares of our common stock by converting his loans outstanding to us. This transaction was not reported on a Form 4 until December 23, 2004.

	4
On January 28, 2005 we issued 50,000 shares of our common stock, having a value of $2.90 per share, to Mr. Durham in exchange for certain guarantees he made on our behalf in obtaining a loan. No Form 4 was filed disclosing this transaction.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of October 19, 2005 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all of the shares of common stock, Series B Preferred Stock and Series C Preferred Stock shown as beneficially owned by the stockholder.

The following table is based on a total of 14,948,162 shares of common stock consisting of the following:

•	a total of 6,769,451 shares of common stock outstanding on October 19, 2005;

•	63,607 shares of Series B Convertible Preferred Stock that may be converted into 3,583,491 shares of common stock; and

•	229,761 shares of Series C Convertible Preferred Stock that may be converted into 4,595,220 shares of common stock.

Name and Position	Common Stock		Series B Convertible Preferred Stock, on an as-converted basis(9)		Series C Convertible Preferred Stock, on an as-converted basis(14)
	Number of Shares	Percentage Ownership of Class	Number of Shares	Percentage Ownership of Class	Number of Shares	Percentage Ownership of Class

Daniel S. Laikin, CEO	3,624,875(1)	24.25%	1,787,379(10)	49.88%	1,663,060(15)	36.19%

Douglas S. Bennett, President	528,768 (2)	3.54%	24,000(11)	0.66%	21,800(16)	0.48%

Lorraine Evanoff, CAO	8,402(3)	0.06%	-	-	-	-

James P. Jimirro, Chairman	2,011,042(4)	13.45%	-	-	-	-

Timothy Durham, Director	1,858,301(5)	12.43%	994,253(12)	27.75%	1,206,300(17)	26.25%

Joshua Finkenberg, Director	45,000(6)	0.30%	-	-	-	-

Paul Skjodt, Director	733,297(7)	4.91%	366,197(13)	10.22%	-	-

Richard Irvine, Director	-	-	-	-	-	-

Ron Berger, Director	16,000(8)	0.11%	-	-	-	-

Officers and Directors as a Group (8 persons)	8,825,685	59.05%	3,171,829	88.51%	2,891,160	62.92%

Remaining Holders of Series B Convertible Preferred Stock as a Group	-	-	411,662	11.49%	-	-

Remaining Holders of Series C Convertible Preferred Stock as a Group	-	-	-	-	1,704,060	37.08%

(1) This number includes 386,300 shares of common stock, options to purchase 619,666 shares of common stock, a warrant to purchase 1,787,379 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 831,530 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.
(2) This number includes 3,000 shares of common stock, options to purchase 490,868 shares of common stock from a total of 680,000 options granted to Mr. Bennett, a warrant to purchase 24,000 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 10,900 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.
(3) This number represents options to purchase 8,402 shares of common stock from a total of 50,000 options granted to Ms. Evanoff.
(4) This number includes 450,668 shares of common stock and options to purchase 1,560,374 shares of common stock.
(5) This number includes 415,898 shares of common stock owned by Mr. Durham or by an entity controlled by him, options to purchase 45,000 shares of common stock, a warrant to purchase 794,253 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 603,150 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.
(6) This number represents stock that may be acquired by Mr. Finkenberg upon the exercise of options.
(7) This number includes 322,100 shares of common stock, options to purchase 45,000 shares of common stock, and a warrant to purchase 366,197 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock.

(8) This number is made up of options to purchase 15,000 shares of common stock granted to Mr. Berger and 1,000 shares of common stock owned by the Ron A. Berger Irrevocable Trust.
(9) Each share of Series B Convertible Preferred Stock may be converted into 56.338 shares of common stock.
(10) Mr. Laikin owns 31,726 shares of Series B Convertible Preferred Stock that may be converted into 1,787,379 shares of common stock.
(11) Mr. Bennett owns 426 shares of Series B Convertible Preferred Stock that may be converted into 24,000 shares of common stock.
(12) Mr. Durham owns 17,648 shares of Series B Convertible Preferred Stock that may be converted into 994,253 shares of common stock.
(13) Mr. Skjodt owns 6,500 shares of Series B Convertible Preferred Stock that may be converted into 366,197 shares of common stock.
(14) Each share of Series C Convertible Preferred Stock may be converted into 20 shares of common stock.
(15) Mr. Laikin owns 83,153 shares of Series C Convertible Preferred Stock that may be converted into 1,663,060 shares of common stock.
(16) Mr. Bennett owns 1,090 shares of Series C Convertible Preferred Stock that may be converted into 21,800 shares of common stock.
(17) Mr. Durham owns 60,315 shares of Series C Convertible Preferred Stock that may be converted into 1,206,300 shares of common stock.

The address for each of the persons named above is 10850 Wilshire Boulevard, Suite 1000, Los Angeles, California 90024.

Information on Equity Incentive Plans

Information about our employee equity incentive plan is included in Item 5 of this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bruce P. Vann, was a director until February 2004. Mr. Vann was a partner at the law firm Kelly Lytton &Vann LLP. We retained the services of Kelly Lytton & Vann LLP for various legal matters. Legal expenses of approximately $32,000, $108,000, and $119,000 were incurred with respect to work performed for us by Kelly Lytton & Vann LLP during the fiscal years ended July 31, 2004, 2003 and 2002.

On July 14, 1986, James P. Jimirro, our Chairman and former President and Chief Executive Officer, purchased 192,000 shares of our common stock for approximately $115,000. For such shares, we received the sum of approximately $58,000 and a note for approximately $58,000. The note bore interest at the rate of 10% per annum and, pursuant to a Pledge and Security Agreement dated July 14, 1986, was secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2004 was approximately $164,000. On May 17, 2002 we entered into an employment agreement with Mr. Jimirro. Mr. Jimirro’s employment agreement included a “rolling term” provision so that at no time was the remaining term under the agreement less than five years. Mr. Jimirro’s employment agreement provided for an annual salary of $500,000 and, commencing as of January 31, 2003 and continuing on the last day of each month thereafter during the period that he was employed by us, provided for the monthly grant of fully vested options to purchase 10,000 shares of our common stock. Pursuant to the employment agreement, Mr. Jimirro also received fifty percent of our gross receipts from the movie National Lampoon’s Van Wilder. We were permitted to terminate Mr. Jimirro’s employment agreement without cause or for convenience after December 31, 2002. We exercised our right to do this on January 28, 2005 and, pursuant to the terms of Mr. Jimirro’s employment agreement, we cancelled the promissory note he owed to us. Aside from the cancellation of the promissory note, Mr. Jimirro’s severance benefits included a lump sum payment of $2,400,000, a payment of $123,800 to reimburse taxes to be paid by him as a result of the cancellation of the promissory note and the buy-out of the automobile we leased for him, totaling approximately $53,697. The payment of our obligations to Mr. Jimirro had been secured by all of our assets pursuant to the terms of a Security Agreement also dated May 17, 2002. Our obligations under the Security Agreement terminated upon payment of the severance benefits to Mr. Jimirro.

On May 17, 2002 we and National Lampoon Acquisition Group (the “NLAG Group”) entered into a Preferred Stock and Warrant Purchase Agreement pursuant to which we sold to members of the NLAG Group 35,244 units, each unit consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase 56.338 shares of our common stock at a purchase price of $1.775 per share. The warrants have a term of five years. The per unit purchase price was $100. Our Chief Executive Officer and director, Daniel S. Laikin, and our directors, Timothy Durham and Paul Skjodt, purchased units in this offering.

Effective August 17, 2002 we issued to Douglas S. Bennett 426 units of our Series B Convertible Preferred Stock as payment for services rendered to us as a consultant. Each unit had a value of $100. The units consisted of 426 shares of Series B Convertible Preferred Stock and warrants to purchase a total of 24,000 shares of our common stock. The warrant exercise price is $1.775 per share and the warrant term is five years.

Beginning in March 2003, after the closing of the Series B Convertible Preferred Stock offering, Daniel S. Laikin, our Chief Operating Officer and a director, and Timothy Durham, a director loaned us money in order to fund our operations. The total amount loaned to us by Mr. Laikin, including accrued interest, was approximately $2,509,000, and the total amount loaned to us by Mr. Durham, including accrued interest, was approximately $2,137,000. Mr. Laikin and Mr. Durham have converted their loans to units of our Series C Convertible Preferred Stock at a rate of $35.50 per unit. Mr. Laikin also converted $220,000 in compensation owed to him to our Series C Convertible Preferred Stock at the rate of $35.50 per unit.

Leagre Chandler & Millard, our former attorneys, assigned to Mr. Timothy Durham a promissory note we had signed in favor of Leagre Chandler & Millard for legal services incurred in relation to the Reorganization Transaction. The original amount of the promissory note was $165,000. As of October19, 2005, the outstanding balance, with interest, totaled approximately $115,000. The loan bears interest at the rate of 6.75% per annum. We have made one payment of $50,000 toward this promissory note.

In conjunction with our receipt of a loan from N. Williams Family Investments, L.P. on January 28, 2005, Mr. Daniel S. Laikin, our Chief Executive Officer and a director, and Mr. Timothy Durham, a director, agreed to guarantee certain obligations relating to the security provided for the loan. In exchange for these guarantees, we issued to each of Mr. Laikin and Mr. Durham 50,000 shares of our common stock. The loan was paid in full on August 31, 2005.

On June 30, 2005 and again on July 18, 2005 Mr. Timothy Durham, a director, loaned us $100,000. These were short-term advances that bore no interest. The advances were repaid on July 15, 2005 and August 10, 2005, respectively. Mr. Durham also loaned us $230,000 on June 6, 2005, $270,000 on June 8, 2005 and $100,000 on July 15, 2005. These loans were also short-term advances that bore no interest. The advances were repaid on August 10, 2005.

ITEM 13. EXHIBITS

Exhibit No.	Title

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.7	First Amendment to Voting Agreement dated June 7, 2002 *
4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
4.9	Lock Up Agreement executed by James P. Jimirro dated January 28, 2005 (7)
4.10	Form of Lock Up Agreement executed by Officers and Directors dated January 28, 2005 (7)
4.11	Lock Up Agreement executed by James P. Jimirro dated June 21, 2005 (7)
4.12	Form of Lock Up Agreement executed by Officers and Directors dated June 21, 2005 (7)
10.1	2005 Employment Agreement between National Lampoon, Inc. and Daniel Laikin (7)
10.2	Employment Agreement between National Lampoon, Inc. and Douglas S. Bennett (7)
10.3	Secured Promissory Note dated January 28, 2005 executed by National Lampoon, Inc. in favor of N. Williams Family Investments, L.P. (7)
10.4	Security Agreement dated January 28, 2005 by and among National Lampoon, Inc., National Lampoon Networks, Inc. and National Lampoon Tours, Inc. and N. Williams Family Investments, L.P. (7)
10.5	Repayment Guaranty dated January 28, 2005 executed by National Lampoon Networks, Inc. and National Lampoon Tours, Inc. in favor of N. Williams Family Investments, L.P. (7)
10.6	Guaranty dated January 28, 2005 executed by Daniel S. Laikin and Timothy Durham in favor of N. Williams Family Investments, L.P. (7)
10.7	Subordination Agreement dated January 28, 2005 executed by National Lampoon, Inc. and National Lampoon Networks, Inc. in favor of N. Williams Family Investments, L.P. (7)
10.8	Termination of Security Agreement dated January 28, 2005 between National Lampoon, Inc. and James P. Jimirro (7)
10.9	Indemnification Agreement dated May 17, 2002 between National Lampoon, Inc. and Daniel S. Laikin
10.10	Agreement between J2 Communications and Harvard Lampoon, Inc. dated October 1, 1998 (7)
10.11	First Amendment to Office Lease between National Lampoon, Inc. and Avco Center Corporation dated April 21, 2000
10.12	J2 Communications Amended and Restated 1999 Stock Option, Restricted Stock and Deferred Stock Plan (7)
10.13	Non-Qualified Stock Option Agreement dated May 17, 2002 between J2 Communications and Daniel S. Laikin (3)
10.14	Indemnification Agreement dated May 17, 2002 between J2 Communications and Daniel S. Laikin (3)
10.15	Indemnification Agreement dated May 17, 2002 between J2 Communications and James P. Jimirro (3)
10.16	Common Stock Warrant for Series B Preferred Stockholders (3)
10.17	Series C Preferred Stock and Warrant Purchase Agreement (5)
10.18	Piggyback Registration Rights Agreement for Series C Preferred Stockholders (5)
10.19	Common Stock Purchase Warrant for Series C Preferred Stockholders (5)
10.20	Agreement dated December 16, 1981 between Warner Bros. Inc. and Studio 21 Productions, Inc. (7)
10.21	Agreement dated July 1, 1984 between Warner Bros. Inc. and Studio 21 Productions, Inc. (7)
10.22	Letter Agreement dated June 27, 2003 between National Lampoon, Inc. and American Movie Classic Company (7)

10.23	Agreement dated September 9, 2003 between National Lampoon, Inc. and TTWF, LLC (7)(8)
10.24	Agreement dated June 30, 2004 between Buena Vista Internet Group and National Lampoon, Inc. (7)(8)
10.25	Agreement dated December 14, 2004 between Majestic Entertainment and National Lampoon, Inc. (7)(8)
10.26	License Agreement dated February 2, 2005 between National Lampoon, Inc. and NL Radio, LLC (6)
10.27	Operating Agreement for NL Radio, LLC dated March 2, 2005 among K-Tahoe Investments, Ltd. and Front Row Films, Ind. And National Lampoon, Inc. (6)(8)
10.28	Underwriters’ Warrant (7)
10.29	Promissory Note in favor of Richardson & Patel LLP (7)
14	Code of Business Conduct and Ethics *
21	Subsidiaries of National Lampoon, Inc. *
23	Consent of Stonefield Josephson, Inc. *

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
(3) Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.
(4) Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.
(5) Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.
(6) Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on June 15, 2005.
(7) Incorporated by reference from the Registrant’s SB-2 Registration Statement filed with the Securities and Exchange Commission on May 10, 2005.
(8) The Registrant has omitted certain portions of this exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2005 and July 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2005	July 31, 2004

(i) Audit Fees	$36,529	$31,809
(ii) Audit Related Fees	$95,114	$12,990
(iii) Tax Fees	$6,476	$-
(iv) All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2005.

NATIONAL LAMPOON, INC.

By:	/s/ Daniel S. Laikin

Daniel S. Laikin Chief Executive Office

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Laikin	Chief Executive Officer, Director	November 14, 2005
Daniel S. Laikin

/s/ Douglas S. Bennett	President and Chief Financial Officer	November 14, 2005
Douglas S. Bennett

/s/ James P. Jimirro	Chairman of the Board of Directors	November 14, 2005
James P. Jimirro

/s/ Timothy Durham	Director	November 14, 2005
Timothy Durham

/s/ Paul Skjodt	Director	November 14, 2005
Paul Skjodt

/s/ Richard Irvine	Director	November 14, 2005
Richard Irvine

/s/ Ron Berger	Director	November 14, 2005
Ron Berger

/s/ Joshua Finkenberg	Director	November 14, 2005
Joshua Finkenberg