Form 10QSB
period 2005-10-31
NATIONAL LAMPOON INC
filed 2005-12-15
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 6,769,451 shares of common stock, $0.0001 par value, issued and outstanding as of December 5, 2005.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including the Company’s future business strategy and its ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as “may,”“could,”“should,”“expects,”“plans,”“anticipates,”“believes,”“estimates,”“predicts,”“potential,”“continue,”“the Company’s future success depends,”“seek to continue,” or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause the Company’s actual results to vary from the forward-looking statements include:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital as we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin and our President, Douglas S. Bennett,

•	unanticipated increases in development, production or marketing expenses related to the Company’s various business activities,

and other factors which will be outside of the Company’s control.

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

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of
ASSETS	31-Oct-05
(UNAUDITED)
CURRENT ASSETS
Cash	$3,351,500
Accounts receivable, net of $160,095 of allowance for doubtful accounts	420,741
Prepaid expenses and other current assets	48,941
Total current assets	3,821,182
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	16,022
Capitalized production costs, net of $869,750 film financing and $95,350 amortization	1,403,773
Intangible assets, net of $4,048,578 of amortization	1,916,154
Total non-current assets	3,335,949
TOTAL ASSETS	7,157,131

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$593,809
Accrued expenses	69,179
Payroll accrual	146,917
Accrued royalties	396,250
Accrued dividends	1,441,669
Notes payable (Note C & D) - related party, including interest of $37,617	152,617
Deferred income	370,000
TOTAL CURRENT LIABILITIES	3,170,441

MINORITY INTEREST	197,557

SHAREHOLDERS' EQUITY
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued.	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 229,761 shares issued.	23
Common Stock, par value $.0001 per share, 60,000,000 shares authorized and 6,769,451 shares issued.	677
Additional paid-in capital	37,601,124
Less: Deferred compensation	(39,632)
Accumulated deficit	(33,773,065)
TOTAL SHAREHOLDERS' EQUITY	3,789,133
TOTAL LIABILITIES AND SHARESHOLDERS' EQUITY	7,157,131

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended October 31,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
REVENUES
Production	$51,333	$101,000
Licensing	190,320	117,689
Tours	2,534	-
Advertising	124,316	194,778
Promotion	469,685	253,468
Publishing	4,643	-
Total revenues	842,831	666,935

COSTS AND EXPENSES
Costs related to licensing revenue	86,440	87,467
Costs related to tours revenues	34,864	-
Costs related to advertising and promotion revenues	661,165	330,892
Amortization of capitalized television production costs	95,350	70,000
Amortization of intangible assets	60,000	60,000
Amortization debt issuance costs	313,000	-
Provision for doubtful accounts	76,345	-
Selling, general and administrative expenses	1,416,111	936,180
Stock, warrants & options issued for services	68,735	167,504
Expense associated with modification of warrants	-	904,897
Total costs and expenses	2,812,010	2,556,940
OPERATING LOSS	(1,969,179)	(1,890,005)
OTHER INCOME
Interest income	33,671	1,440
Other income	4,220	-
Total other income	37,891	1,440
NET LOSS BEFORE MINORITY INTEREST	$(1,931,288)	$(1,888,565)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY	52,250	-
LOSS BEFORE INCOME TAXES	$(1,879,038)	$(1,888,565)
Provision for state income taxes	-	6,169
NET LOSS	(1,879,038)	(1,894,734)
Accrued dividends (Note F)	(328,150)	-
Beneficial conversion feature treated as preferred dividend (Note F)	-	(1,337,809)
Net loss attributable to common shareholders	$(2,207,188)	$(3,232,543)

Net loss per share attributable to common shareholder - basic and diluted	$(0.34)	$(1.05)
Weighted average number of common shares - basic and diluted	6,479,708	3,072,284

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended October 31,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,879,038)	$(1,894,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,440	68,067
Amortization of intangible assets	60,000	-
Amortization of debt issuance costs	313,000	-
Amortization of capitalized production costs	95,350	-
Stock, options and warrants issued for services	68,739	167,504
Expense associated with the modification of warrants	-	904,897
Provision for doubtful accounts	76,345	-

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(174,762)	(158,219)
(Increase)/decrease in prepaid expenses and other assets	143,777	(46,333)
(Increase)/decrease in production costs	(752,690)	63,555
Increase/(decrease) in accounts payable	131,163	(146,413)
Increase/(decrease) in accrued expenses	(513,015)	165,751
Increase/(decrease) in deferred revenues	370,000	(2,500)
NET CASH USED IN OPERATING ACTIVITIES	(2,056,691)	(878,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,988)	-
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(4,988)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Film financing	444,250	-
Minority interest in income/(loss) of consolidated subsidiary	(52,250)	-
Proceeds from issuance of common stock (Note G)	9,600,000	-
Payments related to the issuance of common stock (Note G)	(1,279,341)	-
Payments of notes payable	(3,412,383)	-
Proceeds from the exercise of stock options	2,208	8,167
Proceeds from Series C convertible preferred stock issuance	-	2,270,699
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,302,484	2,278,866
NET INCREASE IN CASH	3,240,805	1,400,441
CASH AT BEGINNING OF PERIOD	110,695	484
CASH AT END OF PERIOD	$3,351,500	$1,400,925
Supplemental disclosures of cash flow information:
Cash paid for Taxes	$-	$-
Interest paid	$111,847	$-
Stock and options issued for services and debt issuance costs	$68,739	$165,751
Conversion of loans to Series C Convertible Preferred stock with warrants attached	$-	$2,236,951

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements of National Lampoon, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 31, 2005, and the results of operations and cash flows for the three-month periods ended October 31, 2005 and 2004 have been included. The results of operations for the three-month period ended October 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s net losses of $8,669,170 and $5,127,107 in the prior two years, net loss of $1,879,038 during the first three months of the 2006 fiscal year, and accumulated deficit of $33,773,065 at October 31, 2005, raise concerns about its ability to continue as a going concern, which are addressed by the equity transaction discussed in the following paragraph.

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of common stock. The registration statement was declared effective on August 1, 2005. The Company raised $9.6 million in gross proceeds in this offering. The Company received net proceeds of approximately $8,321,000 on August 8, 2005, the closing date of the offering. Based on internal projections for the upcoming year, management believes that cash on hand plus estimated revenues will be sufficient to support the Company’s operations through the next 12 months. Management believes this should alleviate the doubt about the Company’s ability to continue as a going concern. Net proceeds from the offering, after repayment of the loan from N. Williams Family Investments, LP in the amount of approximately $2,812,000 (see Note C), were approximately $5,508,659.

Certain amounts from the three months ended October 31, 2004 have been reclassified to correspond to the three months ended October 31, 2005.

NOTE B - STOCK OPTIONS

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There is no current-period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS 148, and there were 200,000 stock options granted during the three months ended October 31, 2005. If the Company elected to recognize compensation expense based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts as follows:

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Three Months Ended October 31,
	2005	2004

Net loss attributable to common shareholders- as reported	$(2,138,453)	$(3,065,039)
APB 25 expense recognized	-	-
Stock option compensation under-fair value method	(359,561)	(184,578)
Net loss attributable to common shareholders-pro forma	$(2,566,749)	$(3,417,121)
Basic and diluted earnings/(loss) per share-as reported	$(0.34)	$(1.05)
Basic and diluted earnings/(loss) per share-pro forma	$(0.40)	$(1.11)

The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 91.2% to 130.9%; and a term of six to 10 years for the three months ended October 31, 2005; and average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 127.3% to 170.0%; and a term of seven to 10 years for the three months ended October 31, 2004.

NOTE C - NOTES PAYABLE

On January 28, 2005 the Company borrowed the sum of $2,700,000 from N. Williams Family Investments, L.P. The loan accrued interest at the rate of 7% per year. The maturity date of the loan was the earlier of January 28, 2006 or the date the Company closed an offering in which the gross cash proceeds to the Company equaled or exceeded $2,700,000. If the Company closed an offering in which the gross cash proceeds were less than $2,700,000, then all of the net proceeds of the offering were to be used toward payment of the loan. On August 31, 2005, principal and interest due in the amount of approximately $2,812,000 were paid in full.

Between the months of June and July 2005 the Company borrowed the aggregate sum of $600,000 from Timothy S. Durham, a director. No interest was accrued and on August 10, 2005 the entire amount was paid in full.

NOTE D - FILM FINANCING

Pursuant to an agreement entered into between the Company and Majestic Entertainment, Inc. in December 2004, the parties formed National Lampoon Clubhouse, Inc., a consolidated company, on December 16, 2004. The entity was incorporated in Nevada and is owned equally by National Lampoon, Inc. and Majestic Entertainment, Inc. In connection with this agreement the entity is producing the feature film “Trick or Treat”. The total budget for the film, $1,800,000, as to be funded equally by each party, as they agreed. As of October 31, 2005, National Lampoon Clubhouse received $891,750 in funding from Majestic Entertainment, Inc. toward the production of the film. Of this amount, $725,500 was received during the fiscal year ended July 31, 2005 and $166,250 was received during the three months ended October 31, 2005. Each party was to invest $300,000 into the company, which was recorded to minority interest, while $591,750 was recorded against capitalized production costs.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

On May 6, 2005, the Company signed a Deal Memorandum with Laughter Heals Productions, Inc. and Newco (an entity to be formed) with respect to the financing, development and production of a film tentatively titled “Totally Baked.” On August 5, 2005 the parties formed Totally Baked LLC, which is consolidated, and through which the film will be made. Pursuant to the Deal Memorandum, Newco will provide the funds for the production. The total budget for the production is currently estimated to be $275,000. As of October 31, 2005, Newco had funded $240,000 toward the production. The Deal Memorandum provides that gross revenue earned from the project will be distributed as follows: (i) first, for the payment of distribution and sales fees and expenses; (ii) secondly, Newco will be reimbursed the amount of its investment, plus 5% interest; (iii) thirdly, National Lampoon, Inc. will receive a trademark fee of 8%; and (iv) Laughter Heals Productions, Inc. will receive a producer fee of 8%. Once these payments have been made, 50% of any remaining revenues will be distributed to Newco and 50% will be distributed first to mutually approved net profit participants and, after making such payments, the balance will be distributed equally between National Lampoon, Inc. and Newco.

As of October 31, 2005, interest accrual totaled $2,475. The production financing was recorded against capitalized production costs.

NOTE E - NET INCOME OR LOSS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation due to the fact they are anti-dilutive. Options and warrants to purchase 10,004,139 and 4,556,603 common shares during the three months ended October 31, 2005 and 2004, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,178,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2005 and 2004, respectively, because their inclusion would be anti-dilutive.

NOTE F - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on our Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on our Series B and Series C Convertible Preferred Stock must be paid with our common stock. At October 31, 2005, the Company had accrued $1,441,669 for Series B and C Convertible Preferred Stock dividends.

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

NOTE G - STOCKHOLDER EQUITY

During the three months ended October 31, 2005, 1,333 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $2,000.

As we reported in our Quarterly Report on Form 10-QSB for the period ended April 30, 2005, on April 18, 2005, the Company authorized for issuance 20,000 shares of restricted common stock to Stephan Latieyre, an investor relations consultant, and 20,000 shares of restricted common stock to George Vandeman, a consultant, in exchange for services rendered. On August 26, 2005, the Company issued 20,000 shares of restricted common stock each to George Vandeman and Stephan Latieyre. On August 31, 2005, the Company issued 200 shares of common stock from the 1999 Employee Stock Option Plan to Traci Adler, in exchange for services. The common stock issued was valued at $85,000, $85,000 and $520, respectively, which was the closing price of the common stock on the date the grant was approved by the Board of Directors.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of common stock. The registration statement was declared effective on August 1, 2005. The Company raised $9.6 million in gross proceeds in this offering. Net proceeds from the offering, after the payment of expenses totaling $1,279,341, were $8,320,659.

NOTE H - SEGMENT INFORMATION

The Company operates in four business segments: licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of motion picture, television, and DVD products; and the sale of travel packages to young adults. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the four segments. Summarized financial information for the three months ended October 31, 2005 and 2004 concerning the Company’s segments is as follows:

	Licensing	Advertising & Promotion	Production	Travel Services	Total
Three Months Ended October 31, 2005
Segment revenue	$195,000	$594,000	$51,000	$2,500	$842,500
Segment operating (loss)	$(905,000)	$(598,000)	$(343,000)	$(63,000)	$(1,909,000)

Three Months Ended October 31, 2004
Segment revenue	$118,000	$448,000	$101,000	$—	$667,000
Segment operating (loss)	$(576,000)	$(627,000)	$(633,000)	$—	$(1,836,000)

A reconciliation of segment operating loss to net income before income taxes for the three month periods ended October 31, 2005 and 2004 is as follows:

	Three Months Ended October 31,
	2005	2004
Total segment operating (loss)	$(1,909,000)	$(1,836,000)
Amortization of intangible assets	$(60,000)	$(60,000)
Interest/other income	$38,000	$1,000
Net loss before income taxes and minority interest	$(1,931,000)	$(1,885,000)

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE I - LITIGATION

On May 12, 2005 All Comedy Networks, Inc. filed a complaint in the Superior Court for the State of California, County of Los Angeles, against eight defendants, including National Lampoon Radio Networks and National Lampoon Networks. The complaint alleges that one of the defendants, Kent Emmons, was a founder, shareholder, promoter and fiduciary of All Comedy Networks, Inc. The complaint alleges that Mr. Emmons negotiated an agreement with National Lampoon Networks to use the Company’s trademark in competition with All Comedy Networks, Inc. All Comedy Networks, Inc. seeks actual damages in an amount to be proved at trial, punitive damages, and an injunction to prohibit any of the defendants from contacting its employees, investors and advertisers. The Company believes this was brought as a nuisance action against National Lampoon Radio Networks and National Lampoon Networks and the Company intends to vigorously defend any attempt by All Comedy Networks, Inc. to prosecute the action against those entities. As of October 31, 2005, there were no new developments regarding this claim.

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

Overview

We are a media and entertainment company that creates and distributes comedic content. The National Lampoon™ brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the use of our name on motion pictures, including National Lampoon’s Animal House and National Lampoon’s Vacation.

Our plan is to expand the use of our brand in order to increase the revenues we generate through license fees, advertising and other sources. We are pursuing this plan as follows:

Licensing

We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon’s Animal House and National Lampoon’s Vacation. We license the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products.

For the quarter ended October 31, 2005, revenues derived from our licensing and royalties (exclusive of revenues derived from our home entertainment products) totaled $185,903, or approximately 22.06% of all the revenues we earned during the period.

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

For the quarter ended October 31, 2005, revenues derived from National Lampoon Networks, exclusive of licensing revenues and Internet advertising revenues, totaled $593,343, or approximately 70.4% of all the revenues we earned during the period.

Home Entertainment

We provide branded National Lampoon™ comedic content, including television programming, motion pictures and live comedic events, for the home entertainment market. This segment of our business generates revenues primarily from royalty fees from the sale of DVDs and the use of our content. We also use National Lampoon Networks to promote the release of these products.

For the quarter ended October 31, 2005, revenues derived from our home entertainment products totaled $4,417, or approximately 0.52% of all the revenues we earned during the period.

Travel Services

We offer group travel and entertainment packages through our subsidiary, National Lampoon Tours, Inc. The destinations of our first two travel packages, timed to coincide with most college and university spring breaks, were Las Vegas and Cabo San Lucas, Mexico. The packages included professional entertainment, theme parties and other attractions for young adults. We are currently promoting our travel and entertainment packages for the 2005-2006 academic year.

For the quarter ended October 31, 2005, we earned $2,534 from National Lampoon Tours, or approximately 0.30 % of all the revenues we earned during the period.

Publishing

We have been licensing our brand and content for the publication of books since 1972 and, to date, over 28 titles, including our four most recent publications, 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor, have been published.

For the quarter ended October 31, 2005, revenues derived from our publishing activities totaled $4,643, or approximately 0.55 % of all the revenues we earned during the period.

Radio

We hold a 25% interest in NL Radio, LLC, which was formed in March 2005. NL Radio, LLC plans to launch an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose and we are continuing to produce radio programming for use by NL Radio, LLC. Throughout the summer and fall of 2005, NL Radio, LLC used samples of the programming, called “pilot programming,” to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it will be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during “drive time” or as late night programming. The programming is currently scheduled to be distributed in January 2006. We earn a licensing fee of 8% of gross revenues generated from syndication advertising sales, direct response, network subscription fees, satellite, sponsorship and promotion, as well as 25% of net revenue.

For the quarter ended October 31, 2005, we earned no revenues from NL Radio, LLC.

Internet Advertising

Our Internet operations do not currently generate significant revenue. Aside from providing entertainment and information about us, our website allows writers who are unrelated to us to submit comedic content to us. We may use this content in the development of stories, characters and animation that may be the basis for films, television programming or other products we develop or brand. We earn revenues from our website from banner advertising and from the sale of our branded merchandise.

In an effort to increase revenues from our Internet operations, we are in the process of developing the National Lampoon Humor Network website, an advertiser-driven affiliate network of comedy websites with National Lampoon branding. We anticipate that we will begin generating revenues from affiliate membership and increased banner advertising by the second quarter of the 2006 fiscal year.

For the quarter ended October 31, 2005, Internet advertising revenues totaled $658, or less than 0.08% of all the revenues we earned during the period.

Motion Picture Production

We produce feature films. We have interests in two entities, National Lampoon Clubhouse, Inc., which is producing the film Trick or Treat and Totally Baked, LLC, which is producing the film currently titled Totally Baked. Both motion pictures are expected to be released in the second half of the 2006 fiscal year.

To date, we have recognized producer/manager fees and product placement revenues from our activities relating to third party productions. Once the films are released, we expect to also earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. During the quarter ended October 31, 2005, revenues derived from producer/manager fees and product placement totaled $51,333 or 6.09 % of all the revenues we earned during the period.

Motion Picture and Television Programming

With the exception of films produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Twenty-five motion pictures have been released using the National Lampoon™ name and four additional motion pictures are planned for release during the 2006 fiscal year. As of October 31, 2005 none of the four additional motion pictures had been released.

We are developing programming for television although, to date, none of our programming has been acquired by any distributor or broadcaster of television programming. We had a “first-look” agreement with CBS Paramount International Television, a division of Viacom Productions Inc. referred to in this discussion as Paramount Television, for television programming. A “first look” agreement allows a studio or production company, for a period of time, to look at and agree to develop and produce programming ideas in the form of treatments before the treatments may be offered to other studio or production companies. Pursuant to this agreement, we provided treatments for television shows to Paramount Television. Prior to the expiration of the first look agreement, Paramount Television exercised its right to develop and produce four of these treatments. To date, Paramount Television has not developed and produced the television programming and there is no assurance that the programs will be produced in the future. Any treatment not developed by March 8, 2006 will be returned to us. For the quarter ended October 31, 2005, we earned no revenues from our television programming. We intend to continue to develop programming for television broadcast.

For the quarter ended October 31, 2005, we earned no revenues from motion picture and television programming.

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

•
We intend to expand our DVD library by increasing the number of products we produce and have distributed for home entertainment. We currently have distribution agreements with three distributors, Genius Products, Inc., Image Entertainment and Studioworks/Ventura Distribution. Our distributors pay us to provide the creative content for designated projects. Once the project is completed, the distributor is not required to work with us on additional projects, therefore management is continually seeking to build relationships with additional distributors.

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon™ brand.

•
We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events. We have hired a person to work on product placement and licensing.

•
We intend to attract an increased number of college students purchasing travel packages created by National Lampoon Tours. Our organizing activities are now complete, and we are fully promoting the travel packages we will offer during the 2005-2006 spring break. We do this by advertising on our website, hosting a self-service travel website and through field marketing.

•	We plan to capitalize on opportunities provided by the Internet to merchandise our home entertainment and other products and to sell advertising.

•	NL Radio, LLC plans to launch an entertainment radio format under our brand. We own a 25% interest in NL Radio, LLC.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Production Costs

As provided by SOP 00-2, “Accounting by Producers or Distributor of Films,” film and television production costs are capitalized based on ultimate estimates for productions with multiple episodes or if there are advertising agreements in place from which the production will generate revenues. As a result, feature film production costs are capitalized and amortized pro-rata upon revenue recognition proportionate to the ultimate estimates and the production costs incurred by our network operations are capitalized by an amount equal to remaining ultimate revenues or to the extent of the revenues generated by those agreements. The balance of the production costs is expensed during the period as the anticipated revenues are earned.

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

Three Months Ended October 31, 2005 as compared to the Three Months Ended October 31, 2004

Summarized financial information for the three month periods ended October 31, 2005 and 2004 for our segments is as follows:

	Licensing	Advertising & Promotion	Production	Travel Services	Total
Three Months Ended October 31, 2005
Segment revenue	$195,000	$594,000	$51,000	$2,500	$842,500
Segment operating (loss)	$(905,000)	$(598,000)	$(343,000)	$(63,000)	$(1,909,000)

Three Months Ended October 31, 2004
Segment revenue	$118,000	$448,000	$101,000	$-	$667,000
Segment operating (loss)	$(576,000)	$(627,000)	$(633,000)	$-	($ 1,836,000)

Licensing Revenues

Licensing revenues for the three months ended October 31, 2005 were $195,000 as compared to $118,000 for the three months ended October 31, 2004, representing an increase of 66%. This increase was attributable to the receipt of $150,000 that was paid for the use of our name on the film National Lampoon’s Cattle Call, a royalty payment of $23,000 from Hill & Brand for video and television sales of National Lampoon’s Dorm Daze and various royalties from publishing and videos totaling less than $5,000 each. During the three months ended October 31, 2004, licensing revenues included $50,000 from Disney, $35,000 from Activision, $18,750 from Paramount Television for a “first look” at television programming ideas, and various royalties from publishing and videos totaling less than $5,000 each.

Costs related to licensing revenues increased to $86,000 during the three months ended October 31, 2005 from $87,000 in costs during the three month period ended October 31, 2004, representing an increase of 6%. An increase in development costs of $40,000 during the three months ended October 31, 2005 was offset by a decrease in video production costs of $42,000 during the three months ended October 31, 2004.

Advertising and Promotion Revenues

During the three months ended October 31, 2005, National Lampoon Network’s revenues increased to $594,000 from $448,000 earned during the three months ended October 31, 2004, representing an increase of 33%. National Lampoon Network’s advertising revenues totaled approximately $124,000 during the three months ended October 31, 2005 as compared to $194,000 in advertising revenues earned during the three months ended October 31, 2004, and its promotion and sponsorship revenues totaled approximately $470,000 during the three months ended October 31, 2005 as compared to promotion and sponsorship revenues of approximately $253,000 earned during the three months ended October 31, 2004. The decrease in advertising revenues and the increase in promotion revenues for the three months ended October 31, 2005 resulted from our decision to redirect the efforts of our sales personnel from selling advertising to generating promotion revenues related to the Dis-Orientation Tour, a nationwide campus event, and third-party feature films. We anticipate that advertising revenues will increase during the second quarter of the 2006 fiscal year as a result of the launch of National Lampoon Humor Network. We also finalized an agreement to provide promotion services for the film BloodRayne. We have reported these revenues as deferred. We expect to fully recognize these revenues during the second quarter 2006 fiscal year.

We incur costs related to advertising revenues based on amortization of capitalized television production costs. We incur costs related to promotion based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Costs related to advertising and promotion revenue for the three months ended October 31, 2005 were $661,000 in direct costs and $95,000 in amortization of capitalized television production costs, compared to costs related to advertising and promotion revenue of $331,000 in direct costs and $70,000 in amortization of capitalized television production costs for the three months ended October 31, 2004. Costs related to advertising revenue for the three months ended October 31, 2004, previously reported as $169,000, have been increased to $331,000. This increase resulted from the reclassification of $117,000 from costs previously allocated to production revenues and the reclassification of website consulting fees totaling $45,000 previously allocated to selling, general and administrative expense. The website consulting fees were incurred for the purpose of generating Internet advertising revenues. These changes were made in order to conform our reporting of costs related to advertising and promotion revenues for the three months ended October 31, 2004 to our manner of reporting costs related to advertising and promotion revenues for the three months ended October 31, 2005.

The increase in costs related to advertising and promotion revenue is primarily due to $348,000 in costs incurred for the “Dis-Orientation Tour.” This event took place at 24 colleges and universities around the country. The increase in these costs is also attributable to $26,000 in costs incurred from the development of the National Lampoon Humor Network. These increases were offset by a decrease in website consultant fees of $16,000 and a decrease in promotion costs related to third-party feature films. Promotion and advertising costs for the three months ended October 31, 2005 included $38,000 attributable to the film National Lampoon’s Adam & Eve, $50,000 attributable to the film BloodRayne and $33,000 attributable to the film National Lampoon’s Barely Legal, compared to promotion and advertising costs for the three months ended October 31, 2004 that included $95,000 in video and DVD reproduction costs and $69,000 for advertising and promotion of National Lampoon’s Gold Diggers and the “Lost Reality” series. The increase in amortization of capitalized production costs during the three months ended October 31, 2005 resulted from an overall increase in production costs.

Production Revenues

For the three months ended October 31, 2005 production revenues were $51,000 compared to $101,000 for the three months ended October 31, 2004. We generated new production revenues for manager/producer fees of $18,000 for the film Trick or Treat and $33,000 from SJD Media. This increase in manager/producer revenues was offset by a decrease in distribution revenues because no new product had been picked up for distribution under our distribution agreements.

Travel Services Revenues

During the three months ended October 31, 2005, National Lampoon Tours recognized revenues of $2,500. National Lampoon Tours began business in December 2004.

Direct costs related to National Lampoon Tours’ revenues were $34,864 during the three months ended October 31, 2005 as compared to $0 costs during the three-months ended October 31, 2004. These costs included advertising, web development and start-up costs for the 2006 spring break travel season.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of our acquisition of the “National Lampoon™” trademark, was $60,000 during each of the three months ended October 31, 2005 and October 31, 2004.

Selling, general and administrative costs increased to $1,416,000 during the three months ended October 31, 2005 from $936,000 during the three months ended October 31, 2004. Selling, general and administrative expense for the three months ended October 31, 2004 was previously reported as $980,000 and has been decreased to $936,000 due to the reallocation of website consulting fees to costs related to advertising revenues. The increase of approximately $480,000 or 52% resulted primarily from an increase of $73,000 in professional fees and fees for investor relations services, an increase of $76,000 in salary expense, an increase of $13,000 in vacation pay, an increase of $20,000 in consulting fees, an increase of $25,000 in health insurance costs and an increase of $27,000 in travel and entertainment expenses. There were also expense increases related to National Lampoon Networks including an increase in payroll of $93,000 due to the addition of three sales employees, an increase of $40,000 in consulting fees and an increase of $9,000 in travel and entertainment costs, as well as expense increases related to the operations of National Lampoon Clubhouse which included increases in advertising and marketing costs of $62,500 and the payment of producer and manager fees of $40,000.

During the three months ended October 31, 2005, expenses totaling $68,735 were incurred from grants of stock, options and warrants to advisors and consultants as compared to expenses totaling $167,500 attributable to grants of stock, options and warrants that were incurred during the three-months ended October 31, 2004. The decrease is primarily due to a change in payment terms, from payment with stock to payment with cash, to a provider of legal services.

Interest income of $33,671 was earned during the three months ended October 31, 2005 as compared to interest income of $1,440 earned during the three months ended October 31, 2004. The increase in interest income is due to the increased cash as a result of the public offering completed on August 8, 2005. Other income/(expense) of $4,220 resulted from the write off of incorrectly accrued expenses of $6,700 offset by $2,500 in interest expense in Totally Baked LLC. Due to the payment in full of the loan from Williams Family Trust, the remaining balance of $313,000 of capitalized debt issuance costs was amortized during the three months ended October 31, 2005.

For the three months ended October 31, 2005, we had a net loss of $1,879,039 compared to a net loss of $1,894,734 for the three months ended October 31, 2004.

Liquidity and Capital Resources

Our principal source of working capital during the three months ended October 31, 2005 was proceeds from the public offering of our common stock, which we completed on August 8, 2005. We raised $9.6 million in gross proceeds from this offering of our securities. As of December 5, 2005 we had cash on hand of approximately $2,832,000 and receivables totaling $478,000. We believe that our cash on hand will provide us with adequate cash to fund our ongoing operations and capital requirements for at least 24 months from the closing date of the offering.

For the three months ended October 31, 2005, our net cash flow used in operating activities was $2,056,691 as compared to $878,425 of net cash flow used in operating activities during the three months ended October 31, 2004. The increase is primarily attributable to an increase in production costs as well as a significant pay down of accrued legal, accounting and other expenses. We had cash and cash equivalents of $3,351,500 at October 31, 2005 as compared to cash and cash equivalents of $1,400,925 at October 31, 2004. The increase in cash is primarily due to the public offering of our common stock, which resulted in an infusion of approximately $8 million in cash.

Prior to the offering we completed on August 8, 2005, our principal source of working capital had been loans received from Daniel S. Laikin, our Chief Executive Officer and a director, and Timothy S. Durham, a director. The aggregate amount of the loans owed to Mr. Laikin and Mr. Durham totaled $4.6 million in December 2004. These loans were paid with Series C Convertible Preferred units on December 9, 2004.

During the year ended July 31, 2005, we received $3.6 million in cash proceeds from the offering of units composed of our Series C Convertible Preferred Stock and warrants to purchase our common stock and we issued additional units of these securities to pay the loans discussed above and expenses owed to Mr. Laikin

On January 28, 2005 we received a loan in the amount of $2.7 million from N. Williams Family Investments, L.P. The proceeds of this loan were primarily used to pay certain benefits to James P. Jimirro, our former Chief Executive Officer and President, upon his separation from service. The loan accrued interest at the rate of 7% and was due to be repaid on the earlier of January 28, 2006 or the date we closed an offering in which the gross cash proceeds to us equal or exceed $2,700,000. The loan was secured by a lien against all of our assets. On August 31, 2005 the loan and all accrued interest was paid in full.

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the Reorganization Transaction. We reached a settlement with one noteholder in December 2004 and paid that note, as it was re-negotiated, in full. Timothy S. Durham, a director, paid the amount due under the note to the second noteholder in full and the liability is now owed to him. As of October 31, 2005, approximately $115,000 in principal and $35,142 in interest remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. We plan to pay this obligation with revenues earned by our operations.

Commitments For Capital Expenditures

As of October 31, 2005, our capital expenditures are projected to be $125,000 for the fiscal year 2006. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2005 our registration statement, number 333-123238, was declared effective by the Securities and Exchange Commission. The sale of our common stock commenced on August 3, 2005 and terminated on August 5, 2005. All of the securities registered, with the exception of the shares registered for the underwriter’s over allotment option, were sold. The name of the managing underwriter was Merriman Curhan Ford & Co. We registered one class of securities, namely 3,200,000 shares of common stock. The offering price of the common stock was $3.00 per share, for an aggregate offering price and gross proceeds of $9,600,000.

We paid the following expenses in connection with the issuance and distribution of the common stock:

Payee	Amount Paid

Underwriting Discount	$672,000
Underwriter’s Non-Accountable Expense	$338,000
Fees paid to Underwriter’s Counsel	$12,938
Postage and Delivery	$23,000
Fees paid to Company’s Counsel	$140,847
Fees paid to Auditor	$68,446
Fees paid to Transfer Agent	$22,910
State and SEC Fees	$1,200
TOTAL EXPENSES	$1,279,341

The net proceeds of the offering after deducting the total expenses described above totaled $8,320,659. The following table shows the manner in which the net proceeds from the offering were used through October 31, 2005:

Payee	Amount Paid

Repayment of Loan to N. Williams Family Partnership	$2,811,847
Film Production Funding	$828,257
Fees paid to Company’s Counsel	$248,120
Printer fees	$69,793
TOTAL PAYMENTS	$3,958,018

As we reported in our Quarterly Report on Form 10-QSB for the period ended April 30, 2005, on April 18, 2005 we authorized for issuance 20,000 shares of restricted common stock to Stephan Latieyre, an investor relations consultant, in exchange for services rendered. These shares were issued on August 26, 2005. The per share value of the common stock on the date of grant was $4.48. We issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the acquirer was an accredited investor.

As we reported in our Quarterly Report on Form 10-QSB for the period ended April 30, 2005, on April 18, 2005 we authorized for issuance 20,000 shares of restricted common stock to George Vandeman, a consultant, in exchange for services rendered. These shares were issued on August 26, 2005. The per share value of the common stock on the date of grant was $4.48. We issued these securities in reliance on Section 4(2) of the Securities Act of 1933. There was no form of general solicitation or general advertising undertaken and the acquirer was an accredited investor.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

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

Date: December 15, 2005	NATIONAL LAMPOON, INC.

	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

By:	/s/ Douglas S. Bennett
Douglas S. Bennett, Chief Financial Officer