Form 10QSB
period 2006-01-31
NATIONAL LAMPOON INC
filed 2006-03-22
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2006

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 6,801,568 shares of common stock, $0.0001 par value, issued and outstanding as of March 6, 2006.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including the Company’s future business strategy and its ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as  “may,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “the Company’s future success depends,” “seeks to continue,” or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause the Company’s actual results to vary from the forward-looking statements include:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital as we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin, and our President, Douglas S. Bennett,

•	unanticipated increases in development, production or marketing expenses related to the Company’s various business activities, and other factors which will be outside of the Company’s control.

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

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________

As of
ASSETS	31-Jan-06
(UNAUDITED)
CURRENT ASSETS
Cash	$1,907,999
Accounts receivable, net of $103,595 of allowance for doubtful accounts	162,468
Prepaid expenses and other current assets	278,997
Total current assets	2,349,464
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	11,583
Capitalized television production costs, net of $869,750 in film financing and $152,495 amortization	1,472,829
Intangible assets, net of accumulated amortization of $4,108,578	1,856,154
Total non-current assets	3,340,566
TOTAL ASSETS	5,690,030

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$508,708
Accrued expenses	214,733
Accrued royalties	396,250
Accrued dividends	1,769,820
Notes payable - related party, including interest of $42,582	157,582
Deferred income	8,774
TOTAL CURRENT LIABILITIES	3,055,867

MINORITY INTEREST	177,241

SHAREHOLDERS' EQUITY
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued.	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 229,761 shares issued.	23
Common Stock, par value $.0001 per share, 60,000,000 shares authorized and 6,799,568 shares issued.	678
Additional paid-in capital	37,315,009
Less: Deferred compensation	(37,828)
Accumulated deficit	(34,820,966)
TOTAL SHAREHOLDERS' EQUITY	2,456,922
TOTAL LIABILITIES AND SHARESHOLDERS' EQUITY	$5,690,030

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
____________

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2006	2005	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUES
Production	$92,250	$47,000	$143,583	$148,000
Licensing	300,318	1,053,809	490,637	1,171,497
Advertising & Promotion	427,429	229,935	1,021,430	678,181
Tours	—	—	2,534	—
Other	—	—	4,643	—
Total revenues	819,997	1,330,744	1,662,827	1,997,678

COSTS AND EXPENSES
Costs related to production revenue	22,910	27,304	22,910	144,408
Costs related to licensing revenue	(1,752)	16,718	84,688	21,230
Costs related to tours revenues	65,307	—	100,171	—
Costs related to advertising and promotion revenues	485,832	205,339	1,146,997	457,661
Amortization of capitalized television production costs	57,145	114,569	152,495	184,569
Amortization of intangible assets	60,000	60,000	120,000	120,000
Amortization debt issuance costs	—	—	313,000	—
Provision for doubtful accounts	—	—	76,345	—
Selling, general and administrative expenses	1,175,974	1,469,091	2,592,085	2,296,846
Stock, warrants & options issued for services	36,105	155,029	104,840	402,092
Expense associated with modification of warrants	—	177,798	—	1,082,695
Severance costs	—	2,577,497	—	2,577,497
Total costs and expenses	1,901,521	4,803,345	4,713,531	7,286,998
OPERATING LOSS	(1,081,524)	(3,472,601)	(3,050,704)	(5,289,320)
OTHER INCOME
Interest income	35,291	3,364	68,962	4,804
Interest expense	(22,958)	23,705	(25,433)	(49,580)
Other expense	977	(172,822)	7,672	(172,822)
Total other income	13,310	(145,752)	51,201	(217,598)
NET LOSS BEFORE MINORITY INTEREST	$(1,068,214)	$(3,618,354)	$(2,999,503)	$(5,506,918)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY	20,315	—	72,564	—
LOSS BEFORE INCOME TAXES	$(1,047,899)	$(3,618,354)	$(2,926,939)	$(5,506,918)
Provision for state income taxes	—	2,969	—	9,138

NET LOSS	(1,047,899)	(3,621,323)	(2,926,939)	(5,516,056)
Accrued dividends (Note E)	(328,150)	—	(656,301)	—
Beneficial conversion feature treated as preferred dividend (Note )	—	(943,097)	—	(2,280,906)
Net loss attributable to common shareholders	$(1,376,049)	$(4,564,420)	$(3,583,240)	$(7,796,962)

Net loss per share attributable to common shareholder - basic and diluted	$(0.20)	$(1.46)	$(0.54)	$(2.51)
Weighted average number of common shares - basic and diluted	6,775,812	3,133,473	6,630,941	3,102,878

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

____________
	Six Months
	Ended January 31,
	2006	2005
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,926,939)	$(5,516,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,879	18,948
Amortization of intangible assets	120,000	120,000
Amortization of debt issuance costs	313,000	7,000
Amortization of capitalized production costs	152,499	—
Stock, options and warrants issued for services	104,840	402,092
Provision for doubtful accounts	76,345	—
Expense associated with the modification of warrants	—	1,082,695
Other	—	5,115
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	83,510	(384,442)
(Increase)/decrease in prepaid expenses and other assets	(86,279)	(148,116)
(Increase)/decrease in production costs	(878,890)	(1,396)
Increase/(decrease) in accounts payable	46,063	(67,859)
Increase/(decrease) in accrued expenses	(514,379)	188,826
Increase/(decrease) in deferred revenues	8,774	140,000
NET CASH USED IN OPERATING ACTIVITIES	(3,492,577)	(4,153,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,988)	—
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(4,988)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Film financing	444,250	—
Minority interest in income/(loss) of consolidated subsidiary	(72,565)	—
Proceeds from issuance of common stock (Note G)	9,600,000	—
Payments related to the issuance of common stock (Note G)	(1,288,505)	—
Payments of notes payable	(3,407,418)	(472,188)
Proceeds from the exercise of stock options	19,107	74,083
Proceeds from Series C convertible preferred stock issuance	—	3,435,543
Elimination of note receivable on common stock	—	162,980
Proceeds from notes payable	—	2,715,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,294,869	5,915,418
NET INCREASE IN CASH	1,797,304	1,762,225
CASH AT BEGINNING OF PERIOD	110,695	484
CASH AT END OF PERIOD	1,907,999	1,762,709
Supplemental disclosures of cash flow information:
Cash paid for Taxes	$—	$—
Interest paid	$111,847	$—
Stock and options issued for services and debt issuance costs	$104,840	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements of National Lampoon, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 31, 2006, and the results of operations and cash flows for the three and six-month periods ended January 31, 2006 and 2005 have been included. The results of operations for the six-month period ended January 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s net losses of $8,669,170 and $5,127,107 in the prior two years, net loss of $2,926,939 during the first six months of the 2006 fiscal year, and accumulated deficit of $34,820,966 at January 31, 2006, raise concerns, which are addressed in the following paragraph, about its ability to continue as a going concern.

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of common stock. The registration statement was declared effective on August 1, 2005. Net proceeds from the offering, after repayment of the loan from N. Williams Family Investments, LP in the amount of approximately $2,812,000, were approximately $5,508,659.   A significant portion of the proceeds of the offering were used to fund events, promotions and productions which are currently on-going and from which, upon their completion, we will earn revenues. Based on internal projections, management believes that cash on hand plus estimated revenues from these events, promotions and productions as well as other projects that are currently planned, combined with an estimated reduction in expenses that typically occurs during the summer as a result of the end of the school year (which impacts the operations of National Lampoon Network) will be sufficient to support the Company’s operations through the next 12 months. Management believes this should alleviate the doubt about the Company’s ability to continue as a going concern.

Certain amounts from the six months ended January 31, 2005 have been reclassified to correspond to our manner of reporting the results for the six months ended January 31, 2006.

NOTE B - CAPITALIZED PRODUCTION COSTS

The Company capitalized all television production costs. In accordance with the guidance set forth in SOP 00-2 paragraphs 33 and 39(b) for episodic television series, ultimate revenue can include estimates for the secondary markets once the Company can demonstrate through its history or through industry norms that the number of episodes produced, plus those for which a firm commitment exists, can be licensed in the secondary market.

In the 2005 fiscal year the Company determined, in accordance with the guidelines of paragraph 39(b), that it had produced enough episodes to allow it to license the series in a secondary market. The Company made this determination based on historical sales for similar projects, with a similar number of episodes produced and management estimates the ultimate revenues using this data.

The Company began to capitalize production costs in accordance with SOP 00-2 paragraphs 38 to 40, based on the ultimate revenues it estimated using historical data that would be generated from the initial and secondary markets by each episodic television series for produced episodes. Using SOP 00-2, the Company amortizes such capitalized production costs in accordance with the provisions included in paragraphs 34 through 37 by the film forecast method, revising the estimates of ultimates each period as necessary to reflect the most current information available. The Company evaluates such costs for impairment in accordance with paragraph 44 if any events or circumstances, such as those set forth in paragraph 43, indicate that the fair value of the project may be less than the unamortized amounts remaining on the Company’s books.

The portion of the costs of the Company’s completed films that are expected to be amortized during the upcoming 12 months is $997,792.

Production costs for the Company’s theatrical films were $552,931 during the six months ended January 31, 2006 and production costs for the Company’s National Lampoon Network television productions were $200,959 during the six months ended January 31, 2006.

The Company expects to amortize within three years 90% of unamortized film costs for released films.

The Company expects to pay $46,667 of accrued participation liabilities during the next 12 months.

NOTE C - CONTROLLED COMPANY STATUS

The Company is a “controlled company” as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the “NLAG Stockholders”) and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Mr. Jimirro and the NLAG Stockholders agree to jointly nominate and vote for a seventh director. The Voting Agreement will not terminate until the later of the termination of Mr. Jimirro’s employment agreement and the payment of all amounts due to him thereunder or the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro currently owns 432,245 shares of the Company’s common stock. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

As of January 31, 2006, the Company owed Timothy Durham, a director, approximately $115,000 in principal and $37,082 in interest. The obligation to Mr. Durham is payable on demand. To date, no demand has been made.

NOTE D - IMPAIRMENT

The Company tests for impairment of the National Lampoon™ trademark in accordance with SFAS 142 and 144 paragraphs 16 to 21, estimating the future cash flows from the trademark to test the recoverability of the intangible asset. The valuation of the trademark includes estimates of cash flows over the remaining expected life based on prior revenues generated from the film library using the trademark and trademark licensing fees.

The Company evaluates film costs for impairment in accordance with paragraphs 43 and 44 of SOP 00-2. The Company determines if any event has occurred that would indicate that the fair value of the film costs is less than the carrying value of the project, using estimated ultimate revenue based on historical data.

The Company determined that there was no impairment of the National Lampoon™ trademark or film costs at January 31, 2006.

NOTE E - STOCK OPTIONS

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There is no current-period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS 148, and there were 203,000 stock options granted during the six months ended January 31, 2006. If the Company elected to recognize compensation expense based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005

Net loss attributable to common shareholders - as reported	$(1,376,049)	$(4,564,420)	$(3,583,240)	$(7,796,962)
APB 25 expense recognized	—	—	—	—
Stock option compensation under-fair value method	(103,267)	(106,468)	(171,293)	(291,047)
Net loss attributable to common shareholders-pro forma	$(1,479,316)	$(4,670,888)	$(3,754,533)	$(8,088,009)
Basic and diluted earnings/(loss) per share-as reported	$(0.20)	$(1.46)	$(0.54)	$(2.51)
Basic and diluted earnings/(loss) per share-pro forma	$(0.22)	$(1.49)	$(0.57)	$(2.61)

The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of  95.7% to 103.5%; and a term of six to 10 years for the six months ended January 31, 2006; and average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 226.7% to 302.5%; and a term of seven to 10 years for the six months ended January 31, 2005.

On October 1, 2006, the Company will adopt SFAS 123(R) which will require that employee stock option expense be recognized under the fair value method rather than the intrinsic value method. We have evaluated the impact of the adoption of SFAS 123(R) and, although we have not yet finished our estimates to enable us to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, we believe the impact will be significant to our overall results of operations and financial position.

NOTE F - FILM FINANCING

Pursuant to an agreement entered into between the Company and Majestic Entertainment, Inc. (“Majestic”) in December 2004, the parties formed National Lampoon Clubhouse, Inc. (“Clubhouse”). The entity is owned equally by the Company and Majestic. Clubhouse is an attempt to create another brand using the National Lampoon™ name. Because of the importance of the National Lampoon™ name to the Company, the Company exercises day-to-day operational control over Clubhouse. Clubhouse operates out of the Company’s premises, and utilizes both the staff and property of the Company. The Company integrated Clubhouse’s operations with its operations, making all the decisions necessary to carry out the current business activities. The Company provides all the accounting functions for Clubhouse, including making all accounting policy decisions, determining any estimates affecting the carrying amounts of assets and liabilities, and maintaining all accounting records. The Company also established credit with vendors for use by Clubhouse or used its vendors to provide services to Clubhouse. Additionally, Clubhouse uses the post-production equipment and other post-production facilities on the Company’s premises. Based on the foregoing, the Company has determined that although it does not exercise control by a majority of the voting rights in Clubhouse, it has more than a significant influence on Clubhouse and accordingly the Company consolidates Clubhouse’s financial results with the Company’s.

The total budget for the first film to be made by Clubhouse is $1,800,000, which is to be funded equally by the Company and Majestic. As of January 31, 2006, Clubhouse received $891,750 in funding from Majestic toward the production of the film.   Of this amount, $725,500 was received during the fiscal year ended July 31, 2005 and $166,250 was received during the six months ended January 31, 2006. Each party was to invest $300,000 into Clubhouse, which was recorded to minority interest. Based on EITF 88-18, because there is no implicit rate of return to Majestic and Majestic has contributing participation in the production of the film, and because there is no other factor that would require the classification of this payment as debt, the Company has recorded the remainder of the funding, totaling $591,750, against capitalized production costs.

On May 6, 2005, the Company signed a Deal Memorandum with Laughter Heals Productions, Inc. and Newco (an entity to be formed) with respect to the financing, development and production of a film tentatively titled “Totally Baked.” On August 5, 2005 the parties formed Totally Baked LLC through which the film will be made. Pursuant to the Deal Memorandum, Newco will provide the funds for the production. The total budget for the production is currently estimated to be $275,000. As of January 31, 2006, Newco had funded $240,000 toward the production. The Deal Memorandum provides that gross revenue earned from the project will be distributed as follows: (i) first, for the payment of distribution and sales fees and expenses; (ii) secondly, Newco will recoup the amount of its investment, plus 5%; (iii) thirdly, National Lampoon, Inc. will receive a trademark fee of 8%; and (iv) Laughter Heals Productions, Inc. will receive a producer fee of 8%. As of January 31, 2006, accrual for Newco’s investment return totaled $5,500. Once these payments have been made, 50% of any remaining revenues will be distributed to Newco and 50% will be distributed first to mutually approved net profit participants and, after making such payments, the balance will be distributed equally between National Lampoon, Inc. and Newco.

The Company has been in control of this production. The Company’s employees provide all support services to the production, or it obtains contract services from third parties. The Company has creative control over the script and provided the writers. The Company has produced the film National Lampoon’s Totally Baked in the same manner that it produces, and has produced, other films that bear the National Lampoon name. Furthermore, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company determined that it acts, in substance, as a principal providing services directly to the fulfillment of the contract. The Company, rather than Totally Baked LLC, bears the burden of producing the film and finding a distribution outlet for it. The Company is also responsible for providing much of the manpower and equipment (pre-production, production and post-production) to make the film, either through its employees or its vendors. The Company has discretion in choosing the vendors and the Company exercises primary creative control over the project. Third parties working on or providing services for this film see the Company as the producer of the film, because their contacts and agreements have been with and from the Company, not with or from Totally Baked LLC.

The Company believes that these factors require it to account for this transaction at gross on its financial statements, and accordingly, reports all transactions at gross amounts relating to the production and sale of the film National Lampoon’s Totally Baked in its consolidated financial statements.

The production financing was recorded against capitalized production costs.

NOTE G - NET INCOME OR LOSS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation due to the fact they are anti-dilutive. Options and warrants to purchase 9,715,768 and 6,914,412 common shares during the three months ended January 31, 2006 and 2005, and options and warrants to purchase 9,859,954 and 5,735,507 common shares during the six months ended January 31, 2006 and 2005 respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,178,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the six months ended January 31, 2006 and 2005, respectively, because their inclusion would be anti-dilutive.

NOTE H - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. At January 31, 2006, the Company had accrued $1,769,820 for Series B and C Convertible Preferred Stock dividends.

Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which the Company’s common stock is traded, on the trading date immediately preceding the date that the Company becomes liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued will be computed using the closing price of the last date on which trades were made and reported.

NOTE I - STOCKHOLDER EQUITY

During the six months ended January 31, 2006, 11,333 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $19,107. During the six months ended January 31, 2006, 20,911 shares of the Company’s common stock were purchased through the cashless exercise of stock options.

On August 26, 2005, the Company issued 20,000 shares of restricted common stock each to George Vandeman and Stephan Latieyre. On August 31, 2005, the Company issued 200 shares of common stock from the 1999 Employee Stock Option Plan to Traci Adler, in exchange for services. The common stock issued was valued at $85,000, $85,000 and $520, respectively, which was the closing price of the common stock on the dates the grants were approved by the Board of Directors.

On January 27, 2006 the Company granted an option to Lorenzo Doumani for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $3.20.  The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 95.7% to 103.5%; and a term of six to 10 years. During the three months ended January 31, 2006 the Company recognized an expense in the amount of $34,301.

On January 31, 2006, in accordance with the terms of their employment agreements, Mr. Daniel S. Laikin, the Company’s Chief Executive Officer, and Mr. Douglas S. Bennett, the Company’s President and Chief Financial Officer, each received an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.98, which was the market value of the common stock on the date of grant. Accordingly no expense was recognized under the intrinsic value method.

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of common stock. The registration statement was declared effective on August 1, 2005. The Company raised $9.6 million in gross proceeds in this offering. Net proceeds from the offering, after the payment of expenses totaling $1,288,505, were $8,311,495.

NOTE J - SEGMENT INFORMATION

The Company operates in five business segments: licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; the sale of travel packages to young adults; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the five segments. Summarized financial information for the six months ended January 31, 2006 and 2005 concerning the Company’s segments is as follows:

	Licensing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total
Three Months Ended January 31, 2006
Segment revenue	$300,000	$428,000	$92,000	$—	$—	$820,000
Segment operating (loss)	$(318,000)	$(451,000)	$(121,000)	$(90,000)	$(41,000)	$(1,021,000)

Identifiable Assets
Capital expenditures	$—	$—	$—	$—	$—	$—
Depreciation expense	$—	$(4,000)	$—	$—	$—	$(4,000)

Three Months Ended January 31, 2005
Segment revenue	$1,054,000	$230,000	$47,000	$—	$—	$1,331,000
Segment operating (loss)	$(1,137,000)	$(294,000)	$(2,154,000)	$—	$—	$(3,585,000)

Identifiable Assets
Capital expenditures	$—	$1,000	$—	$—	$—	$1,000
Depreciation expense/Disposal fixed assets	$(1,000)	$(11,000)	$—	$—	$—	$(12,000)

Six Months Ended January 31, 2006
Segment revenue	$495,000	$1,021,000	$144,000	$2,500	$—	$1,662,500
Segment operating (loss)	$(1,223,000)	$(1,049,000)	$(464,000)	$(153,000)	$(41,000)	$(2,930,000)

Identifiable Assets
Capital expenditures	$—	$5,000	$—	$—	$—	$5,000
Depreciation expense	$—	$(9,000)	$—	$—	$—	$(9,000)

Six Months Ended January 31, 2005
Segment revenue	$1,172,000	$678,000	$148,000	$—	$—	$1,998,000
Segment operating (loss)	$(1,637,000)	$(990,000)	$(2,715,000)	$—	$—	$(5,342,000)

Identifiable Assets
Capital expenditures	$—	$1,000	$—	$—	$—	$(1,000)
Depreciation expense/Disposal fixed assets	$(1,000)	$(19,000)	$—	$—	$—	$(20,000)

A reconciliation of segment operating loss to net income before income taxes for the three-month periods ended January 31, 2006 and 2005 is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	31-Jan-06	31-Jan-05	31-Jan-06	31-Jan-05

Total segment operating (loss)	$(1,021,000)	$(3,585,000)	$(2,930,000)	$(5,342,000)
Amortization of intangible assets	$(60,000)	$(60,000)	$(120,000)	$(120,000)
Interest expense	$(23,000)	$23,705	$(25,000)	$(50,000)
Other income/expense	$36,000	$3,000	$77,000	$5,000
Net loss before minority interest and income taxes	$(1,068,000)	$(3,618,000)	$(2,999,000)	$(5,507,000)

A reconciliation of reportable segment assets to consolidated total assets as of January 31, 2006 and 2005 is as follows:

	FOR THE SIX MONTHS ENDED
	31-Jan-06	31-Jan-05

Total assets for reportable segments	$1,473,000	$156,000
Intangible assets not allocated to segments	$1,856,000	$2,096,000
Cash and cash equivalents	$2,070,000	$2,199,000
Short-term investments	$—	$—
Other unallocated amounts	$291,000	$840,000
Total assets	$5,690,000	$5,291,000

NOTE K - LITIGATION

On May 12, 2005 All Comedy Networks, Inc. filed a complaint in the Superior Court for the State of California, County of Los Angeles, against eight defendants, including National Lampoon Radio Networks and National Lampoon Networks. The complaint alleges that one of the defendants, Kent Emmons, was a founder, shareholder, promoter and fiduciary of All Comedy Networks, Inc. The complaint alleges that Mr. Emmons negotiated an agreement with National Lampoon Networks to use the Company’s trademark in competition with All Comedy Networks, Inc. All Comedy Networks, Inc. seeks actual damages in an amount to be proved at trial, punitive damages, and an injunction to prohibit any of the defendants from contacting its employees, investors and advertisers. The Company believes this was brought as a nuisance action against National Lampoon Radio Networks and National Lampoon Networks and the Company intends to vigorously defend any attempt by All Comedy Networks, Inc. to prosecute the action against those entities. As of January 31, 2006, there were no new developments regarding this claim.

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

Our plan is to expand the use of our brand in order to increase the revenues we generate through license fees, advertising and other sources. We are pursuing this plan as follows:

Motion Picture Production

We produce feature films. We have interests in two entities, National Lampoon Clubhouse, Inc., which is producing the film Trick or Treat, and Totally Baked, LLC, which is producing the film currently titled Totally Baked. Both motion pictures are expected to be released in the second half of the 2006 fiscal year. We also earn revenues from providing producer/manager services for films that do not carry our brand.

During the six months ended January 31, 2006, revenues derived from producer and management fees totaled $143,583 or 8.6% of all the revenues we earned during the period.

Licensing

We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon’s Animal House and National Lampoon’s Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of films produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Twenty-five motion pictures have been released using the National Lampoon™ name and four additional motion pictures are planned for release during the 2006 fiscal year. As of January 31, 2006 one of the four additional motion pictures had been released and a second was released in February 2006. We license the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products.

For the six months ended January 31, 2006, revenues derived from our licensing and royalties (exclusive of revenues derived from our home entertainment products, which are discussed separately in this report in the section titled “Home Entertainment”) totaled $482,970, or approximately 29% of all the revenues we earned during the period.

Home Entertainment

We provide branded National Lampoon™ comedic content, including television programming, motion pictures and live comedic events, for the home entertainment market. This segment of our business generates revenues primarily from royalty fees from the sale of DVDs and the use of our content. We also use National Lampoon Networks to promote the release of these products.

For the six months ended January 31, 2006, revenues derived from our home entertainment products totaled $7,667, or approximately 0.5% of all the revenues we earned during the period.

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

For the six months ended January 31, 2006, revenues derived from National Lampoon Networks (exclusive of licensing revenues and Internet advertising revenues, which are discussed separately in this report in the sections titled “Licensing” and “Internet Advertising”) totaled $949,995, or approximately 57.1 % of all the revenues we earned during the period.

Internet Advertising

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

In an effort to increase revenues from our Internet operations, we have developed and soft launched the National Lampoon Humor Network website, an advertiser-driven affiliate network of comedy websites with National Lampoon branding. The National Lampoon Humor Network aggregates other humor sites with ours. We believe this aggregation of comedy websites will increase traffic to each site through links from one site to the other. Our goal in increasing website traffic is to attract larger advertisers, thereby increasing our advertising revenues and those of the linked sites.

In order to expand opportunities for our young adult audience to view our television programming, we have also launched Toga TV, a broadband, advertiser-supported website that provides our college programming on demand.

For the six months ended January 31, 2006, Internet advertising revenues totaled $71,435, or approximately 4.3% of all the revenues we earned during the period.

Travel Services

We offer group travel and entertainment packages through our subsidiary, National Lampoon Tours, Inc. The destinations of our first two travel packages, timed to coincide with most college and university spring breaks, were Las Vegas and Cabo San Lucas, Mexico. The packages included professional entertainment, theme parties and other attractions for young adults. We are currently promoting our travel and entertainment packages for the 2005-2006 academic year. Besides the Las Vegas and Cabo San Lucas destinations, we are also offering a trip to the South Padre Island, Texas.

For the six months ended January 31, 2006, we earned $2,534 from National Lampoon Tours, or approximately 0.2% of all the revenues we earned during the period.

Publishing

We have been licensing our brand and content for the publication of books since 1972 and, to date, over 28 titles, including our four most recent publications, 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor, have been published.

For the six months ended January 31, 2006, revenues derived from our publishing activities totaled $4,643, or approximately 0.3% of all the revenues we earned during the period.

Radio

We hold a 25% interest in NL Radio, LLC, which was formed in March 2005. NL Radio, LLC plans to launch an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose and we are continuing to produce radio programming for use by NL Radio, LLC. Beginning in the summer of 2005, NL Radio, LLC used samples of the programming, called “pilot programming,” to introduce the format and content to radio networks and local stations. Programming sold to a network may be syndicated, meaning that it will be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during “drive time” or as late night programming. Short form pilot programming (for example, three hour segments) is currently being aired on satellite and certain FM radio stations. We anticipate that by the end of September 2006 NL Radio, LLC will have our programming on the air 24 hours a day and seven days a week. We earn a licensing fee of 8% of gross revenues generated from syndication advertising sales, direct response, network subscription fees, satellite, sponsorship and promotion, as well as 25% of net revenue.

For the six months ended January 31, 2006, we earned no revenues from NL Radio, LLC.

Television Programming

We are developing programming for television although, to date, none of our programming has been acquired by any distributor or broadcaster of television programming. We had a “first-look” agreement with CBS Paramount International Television, referred to in this discussion as Paramount Television, for television programming. While Paramount Television exercised its right to develop and produce four of the treatments covered by the first-look agreement, it has not done so and its right to do so has now expired. We intend to continue to develop programming for television broadcast.

For the six months ended January 31, 2006, we earned no revenues from motion picture and television programming.

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

•
We plan to continue to expand National Lampoon Networks by adding new college and university affiliate stations, increasing advertising and marketing revenue and producing new television shows. We continually market to college and university affiliate stations to carry our programming and we intend to continue this practice for the foreseeable future. As we add new stations, we expect our advertising and marketing revenue to increase. However, we do not have long-term agreements with college and university affiliate stations, and these stations may terminate their relationships with us at any time.

•
We intend to expand our DVD library by increasing the number of products we produce and have distributed for home entertainment. Our distributors pay us to provide the creative content for designated projects. We have distribution agreements with three distributors, Genius Products, Inc., Image Entertainment and Studioworks/Ventura Distribution, although we are not providing content for any of these distributors currently. Once the project is completed, the distributor is not required to work with us on additional projects, therefore management is continually seeking to build relationships with additional distributors.

•	We continue to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon™ brand.

•	We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events.

•
We intend to attract an increased number of college students purchasing travel packages created by National Lampoon Tours. Our organizing activities are now complete, and we are fully promoting the travel packages we will offer during the 2005-2006 spring break. We do this by advertising on our website, hosting a self-service travel website and through field marketing.

•
We plan to capitalize on opportunities provided by the Internet to merchandise our home entertainment and other products and to sell advertising, as we have done with the National Lampoon Humor Network and Toga TV.

•	NL Radio, LLC plans to launch a 24/7 entertainment radio format under our brand. We own a 25% interest in NL Radio, LLC.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Production Costs

We capitalize all television production costs. In accordance with the guidance set forth in SOP 00-2 paragraphs 33 and 39(b) for episodic television series, ultimate revenue can include estimates for the secondary markets once we can demonstrate through our history or through industry norms that the number of episodes produced, plus those for which a firm commitment exists, can be licensed in the secondary market. In the 2005 fiscal year we determined, in accordance with the guidelines of paragraph 39(b), that we had produced enough episodes to allow us to license the series in a secondary market. We made this determination based on historical sales for similar projects, with a similar number of episodes produced and management estimates the ultimate revenues using this data.

We began to capitalize production costs in accordance with SOP 00-2 paragraphs 38 to 40, based on the ultimate revenues we estimated using historical data that would be generated from the initial and secondary markets by each episodic television series for produced episodes. Using SOP 00-2, we amortize such capitalized production costs in accordance with the provisions included in paragraphs 34 through 37 by the film forecast method, revising the estimates of ultimates each period as necessary to reflect the most current information available. We evaluate such costs for impairment in accordance with paragraph 44 if any events or circumstances, such as those set forth in paragraph 43, indicate that the fair value of the project may be less than the unamortized amounts remaining on the our books.

Revenue Recognition

Our revenues from National Lampoon Networks and film distribution is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from broadcast licensing agreements, together with related costs, are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collectibility of proceeds.

As we execute our business strategy, we expect that revenue will increase primarily from expanded operations.

Impairment

We test our trademark for impairment in accordance with SFAS 142 and 144 paragraphs 16 to 21, by estimating the future cash flows from the trademark to test the recoverability of the intangible asset. The valuation of the trademark includes estimates of cash flows over the remaining expected life based on prior revenues generated from the film library using the trademark and trademark licensing fees.

We evaluate capitalized production costs for impairment in accordance with paragraph 44 of SOP 00-2 if any events or circumstances, such as those set forth in paragraph 43 of SOP 00-2 indicate that the fair value of the project may be less than the unamortized amounts remaining on our books.

Reorganization Transaction

In the discussion below, we sometimes refer to the “Reorganization Transaction”. The Reorganization Transaction occurred on May 17, 2002, when a group of investors that we refer to as “the NLAG Group” completed the acquisition of our Series B Convertible Preferred Stock and warrants to purchase our common stock, thereby gaining voting control of our company.

Results of Operations

We operate in five business segments, namely, licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production television, and DVD products; the sale of travel packages to young adults; and production of motion pictures through National Lampoon Clubhouse, Inc..

Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the five segments.

	Licensing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total
Three Months Ended January 31, 2006
Segment revenue	$300,000	$428,000	$92,000	$—	$—	$820,000
Segment operating (loss)	$(318,000)	$(451,000)	$(121,000)	$(90,000)	$(41,000)	$(1,021,000)

Three Months Ended January 31, 2005
Segment revenue	$1,054,000	$230,000	$47,000	$—	$—	$1,331,000
Segment operating (loss)	$(1,137,000)	$(294,000)	$(2,154,000)	$—	$—	$(3,585,000)

Six Months Ended January 31, 2006
Segment revenue	$495,000	$1,021,000	$144,000	$2,500	$—	$1,662,500
Segment operating (loss)	$(1,223,000)	$(1,049,000)	$(464,000)	$(153,000)	$(41,000)	$(2,930,000)

Six Months Ended January 31, 2005
Segment revenue	$1,172,000	$678,000	$148,000	$—	$—	$1,998,000
Segment operating (loss)	$(1,637,000)	$(990,000)	$(2,715,000)	$—	$—	$(5,342,000)

Three and Six Months Ended January 31, 2006 as compared to the Three and Six Months Ended January 31, 2005

Licensing Revenues

Licensing revenues for the three and six months ended January 31, 2006 were approximately $300,000 and $495,000, respectively, compared to $1,054,000 and $1,172,000 for the three and six months ended January 31, 2005, representing a decrease of 73% and 58%. This decrease was primarily attributable to a decrease in licensing of television episodes for DVD release. Although our agreements with certain distributors, such as Genius Products, Inc. and Image Entertainment, to release television episodes are on-going, none of these distributors purchased any new television shows for release to DVD during the six months ended January 31, 2006. In comparison, during the six months ended January 31, 2005, television licensing fees included $393,000 from Genius Products, Inc., $68,000 from Image Entertainment and $30,000 from Fox Sports. Also contributing to the decline in licensing revenues was the decrease in royalties earned by National Lampoon’s Animal House. These royalties decreased 43%, to $209,000, during the six months ended January 31, 2006 as compared to $365,000 earned during the six months ended January 31, 2005. The higher revenues earned during the six months ended January 31, 2005 were attributable to the initial release of the film on DVD.

Trademark licensing revenues for use of the National Lampoon™ brand and royalties decreased during the three and six months ended January 31, 2006 to $80,000 and $282,000, respectively as compared to trademark licensing revenues of $88,000 and $386,000 for the three and six months ended January 31, 2005. Trademark licensing revenues were higher for the six months ended January 31, 2005 because we received an advance payment of $100,000 from Buena Vista Internet Group for wireless distribution of our content.

Costs related to licensing revenues increased to $92,000 during the three months ended January 31, 2006, from $17,000 during the three months ended January 31, 2005, representing an increase of approximately 541% and increased to approximately $85,000 during the six months ended January 31, 2006 from approximately $21,000 during the six-months ended January 31, 2005, representing an increase of 305%. The increase is due primarily to the payment of a royalty of approximately $39,000 incurred on revenues earned by National Lampoon’s Strip Poker as well as to an increase in the percentage used to calculate commissions on sales revenue generated by our sales staff. Costs related to licensing revenue for the three and six months ended January 31, 2005, previously reported as $85,000 and $172,000, have been decreased to $17,000 and $21,000, respectively, to include only commission and royalty payments. $68,000 and $151,000 in website development and live event fees previously allocated to costs related to licensing revenues are now allocated to costs related to advertising and promotion revenues for the three and six months ended January 31, 2005. These changes were made in order to conform our reporting of costs related to advertising and promotion revenues for the three and six months ended January 31, 2005 to our manner of reporting costs related to advertising and promotion revenues for the three and six months ended January 31, 2006.

Advertising and Promotion Revenues

During the three and six months ended January 31, 2006, National Lampoon Network’s combined advertising and promotion revenues, which includes Internet advertising revenues, increased to approximately $428,000 and $1,021,000, respectively, from approximately $230,000 and $678,000 earned during the three and six months ended January 31, 2005, representing an increase of 86% and 51%, respectively. National Lampoon Network’s advertising revenues totaled approximately $132,000 and $256,000 during the three and six months ended January 31, 2006 compared to $113,000 and $308,000 in advertising revenues earned during the three and six months ended January 31, 2005. Promotion and sponsorship revenues totaled approximately $296,000 and $765,000 during the three and six months ended January 31, 2006 as compared to promotion and sponsorship revenues of approximately $117,000 and $370,000 earned during the three and six months ended January 31, 2005. The decrease in advertising revenues and the increase in promotion revenues for the six months ended January 31, 2006 resulted primarily from our decision to redirect the efforts of our sales personnel from selling advertising to generating promotion revenues, which totaled approximately $255,000, related to the Dis-Orientation Tour, a nationwide campus event that took place during the first quarter of the 2006 fiscal year. We also earned approximately $290,000 and $321,000 during the three and six months ended January 31, 2006 for providing media buying services and other types of promotional services for films. We anticipate that advertising revenues will increase during the third quarter of the 2006 fiscal year as a result of the launch of the National Lampoon Humor Network.

We incur costs related to advertising revenues based on amortization of capitalized television production costs as well as website development fees related to Internet advertising revenues. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Amortization of capitalized production costs was $57,000 and $152,000 during the three and six months ended January 31, 2006, as compared to $115,000 and $185,000 during the three and six months ended January 31, 2005. Costs related to Internet advertising and promotion revenues for the three and six months ended January 31, 2006 were $486,000 and $1,147,000, respectively, as compared to $205,000 and $515,000 during the three and six months ending January 31, 2005. Costs related to advertising and promotion revenue during the three and six months ended January 31, 2005 were previously reported as $137,000 and $306,000, respectively. The costs for these periods were increased by $68,000 for the three months ended January 31, 2005 and $151,000 for the six months ended January 31, 2005 as a result of the reclassification of website development and live event fees from costs related to licensing revenues. For the six months ended January 31, 2005 we also reclassified $69,000 in costs previously allocated to costs related to production revenues to costs related to advertising and promotion revenues. These adjustments were offset by a reclassification of approximately $11,000 in website consulting fees for the six months ended January 31, 2005, from costs related to advertising and promotion revenues to selling, general and administrative expense. The website consulting fees were incurred for the purpose of generating Internet advertising revenues. These changes were made in order to conform our reporting of costs related to advertising and promotion revenues for the three and six months ended January 31, 2005 to our manner of reporting costs related to advertising and promotion revenues for the three and six months ended January 31, 2006.

Costs related to advertising and promotion revenue increased to $192,000 and $243,000 during the three and six months ended January 31, 2006 as compared to $95,000 and $190,000 for the three and six months ended January 31, 2005. The increase in costs related to advertising and promotion revenue during the three and six months ended January 31, 2006 is primarily due to an increase in video and DVD reproduction costs and leased carriage cable fees. During the three and six month periods ended January 31, 2006, we also incurred $71,000 and $419,000 in costs for the “Dis-Orientation Tour”, an event that took place at 24 colleges and universities around the country, as compared to no such costs for the three and six months ended January 31, 2005, and marketing and promotion expense of $165,000 and $288,000 for the promotion of films as compared to $97,000 and $165,000 in such costs incurred during the three and six months ended January 31, 2005. We also spent $38,000 in website development fees for the National Lampoon Humor Network during the six months ended January 31, 2006. The increase in amortization of capitalized production costs during the six months ended January 31, 2006 resulted in a change in accounting for amortization of television production costs based on ultimate revenues earned during the fiscal year ended July 31, 2005.

Production Revenues

For the three and six months ended January 31, 2006 production revenues were approximately $92,000 and $144,000, respectively, as compared to $47,000 and $148,000 for the three and six months ended January 31, 2005. During the three months ended January 31, 2006, aside from production revenues earned for branding films produced by independent studios, we earned revenues from an agreement with Half Shell Entertainment Films, LLC, pursuant to which we will provide access to properties in our library for possible development by Half Shell, and we provided management services for an independent film that did not carry our brand.

Travel Services Revenues

During the six months ended January 31, 2006, National Lampoon Tours recognized revenues of $2,500. National Lampoon Tours provides tour packages to young adults during the academic year spring break, therefore, we expect to recognize revenue from this segment of our business in the third quarter.

Direct costs related to National Lampoon Tours’ revenues were approximately $65,000 and $100,000 during the three and six months ended January 31, 2006 as compared to $0 costs during the three and six months ended January 31, 2005. These costs included advertising, web development and start-up costs for the 2006 spring break travel season.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of our acquisition of the “National Lampoon™” trademark, was $60,000 and $120,000 during each of the three and six months ended January 31, 2006 and January 31, 2005.

Selling, general and administrative costs decreased to $1,176,000 during the three months ended January 31, 2006 from $1,469,000 during the three months ended January 31, 2005. Selling, general and administrative expense for the three months ended January 31, 2005 was previously reported as $1,445,000 and has been adjusted due to the reclassification of $24,000 from costs related to promotion and advertising revenues. The decrease of approximately $293,000 or 20% resulted primarily from a decrease in automobile expense due to the payment of a lease in conjunction with the separation from service of James P. Jimirro, our former President and Chief Executive Officer, a decrease in professional fees, a decrease in the cost of business insurance, a decrease in officers’ salaries, again as a result of the separation from service of James P. Jimirro, and the reversal of certain bonus accruals for our Chief Executive Officer and President. The bonus accruals were based on estimated performance targets that were not met. These decreases were offset by costs related to listing our common stock on the American Stock Exchange, recruiting expenses, accounting fees, fees paid to directors, an increase in consulting fees, an increase in payroll expense attributable to an increase in sales and marketing staff, a reversal of an incorrectly accrued interest expense from the second quarter of 2005 and the payment of fees related to National Lampoon Clubhouse, Inc.

Selling, general and administrative costs increased to $2,592,000 during the six months ended January 31, 2006 from $2,309,000 during the six months ended January 31, 2005. Selling, general and administrative expense for the six months ended January 31, 2005 was previously reported as $2,297,000 and has been adjusted due to the reclassification of $11,000 from costs related to promotion and advertising revenues. The increase of approximately $283,000 or 13% resulted primarily from an increase in professional fees and fees for investor relations services, an increase in salary expense due to increased sales and marketing staff, an increase in vacation pay, an increase in marketing consulting fees, the payment of fees to the board of directors, an increase in health insurance costs and an increase in travel and entertainment expenses. Selling, general and administrative costs also increased as a result of expense increases related to the operations of National Lampoon Clubhouse, Inc., including advertising and marketing costs and producer and manager fees. These increases were offset by decreases in automobile expense that resulted from the separation from service of James P. Jimirro, a decrease in legal fees, a decrease in interest expense and decreases in general and office expenses.

During the three and six months ended January 31, 2006, expenses totaling approximately $36,000 and $105,000 were incurred from grants of stock, options and warrants to advisors and consultants as compared to expenses totaling $155,000 and $402,000 attributable to grants of stock, options and warrants that were incurred during the three and six months ended January 31, 2005. The decrease is primarily due to a change in payment terms, from payment with stock to payment with cash, to a provider of legal services.

Interest income of $35,000 and $69,000 was earned during the three and six months ended January 31, 2006 compared to interest income of $3,000 and $5,000 earned during the three and six months ended January 31, 2005. The increase in interest income is due to the increased cash as a result of the public offering completed on August 8, 2005. Other income/(expense) of $1,000 and $8,000 during the three and six months ended January 31, 2006 resulted from the write off of incorrectly accrued expenses. Other income/(expense) of $(172,822) reported during the three and six months ended January 31, 2005 resulted from the forgiveness of a note receivable that was made in conjunction with the separation of service of James P. Jimirro. Due to payment in full of the loan from N. Williams Family Investments, L.P., the remaining balance of $313,000 of capitalized debt issuance costs was amortized during the six months ended January 31, 2006.

For the three and six months ended January 31, 2006, we had a net loss of $1,047,899 and $2,926,393, respectively, compared to a net loss of $3,621,322 and $5,516,056 for the three and six months ended January 31, 2005.

Liquidity and Capital Resources

Our principal source of working capital during the six months ended January 31, 2006 was proceeds from the public offering of our common stock, which we completed on August 8, 2005. We raised $9.6 million in gross proceeds from this offering of our securities. As of March 6, 2006 we had cash on hand of approximately $1,006,000 and receivables totaling $324,000. A significant portion of the proceeds of the offering were used to fund events, promotions and productions which are currently on-going and from which, upon their completion, we will earn revenues. Based on internal projections, management believes that cash on hand plus estimated revenues from these events, promotions and productions as well as other projects that are currently planned, combined with an estimated reduction in expenses that typically occurs during the summer as a result of the end of the school year (which impacts the operations of National Lampoon Network) will provide us with adequate cash to fund our ongoing operations and capital requirements for at least 12 months.

For the six months ended January 31, 2006, our net cash flow used in operating activities was $3,492,577 compared to $4,153,193 of net cash flow used in operating activities during the six months ended January 31, 2005. The decrease is primarily attributable to an decrease in severance and salary costs. We had cash and cash equivalents of $1,907,999 at January 31, 2006 compared to cash and cash equivalents of $1,762,709 at January 31, 2005. The increase in cash is primarily due to the public offering of our common stock, which resulted in an infusion of approximately $8 million in cash offset by cash outflows to repay loans and for production costs and costs related to revenues.

Prior to the offering we completed on August 8, 2005, our principal source of working capital was loans received from Daniel S. Laikin, our Chief Executive Officer and a director, and Timothy S. Durham, a director. The aggregate amount of the loans owed to Mr. Laikin and Mr. Durham totaled $4.6 million in December 2004. These loans were paid with Series C Convertible Preferred units on December 9, 2004.

During the year ended July 31, 2005, we received $3.6 million in cash proceeds from the offering of units composed of our Series C Convertible Preferred Stock and warrants to purchase our common stock and we issued additional units of these securities to pay the loans discussed above and expenses owed to Mr. Laikin.

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

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the Reorganization Transaction. We reached a settlement with one noteholder in December 2004 and paid that note, as it was re-negotiated, in full. Timothy S. Durham, a director, paid the amount due under the note to the second noteholder in full and the liability is now owed to him. As of January 31, 2006, approximately $115,000 in principal and $37,082 in interest remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. We plan to pay this obligation with revenues earned by our operations.

Commitments For Capital Expenditures

As of January 31, 2006, our capital expenditures are projected to be $150,000 for the 2006 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in its credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Item 3 - Controls and Procedures

Management, including the Company’s Chief Executive Officer, President and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company is seeking to remedy this weakness in its disclosure controls and procedures by hiring a person whose primary responsibility will be to oversee and manage this process.

The Company’s Vice President of Finance and Principal Accounting Officer separated from service on March 15, 2006. The loss of this individual could significantly affect internal controls in the future. As noted above, the Company is actively recruiting a qualified individual to assume these responsibilities.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2005 our registration statement, number 333-123238, was declared effective by the Securities and Exchange Commission.

We paid the following expenses in connection with the issuance and distribution of the common stock:

Payee	Amount Paid

Underwriting Discount	$672,000
Underwriter’s Non-Accountable Expense	$338,000
Fees paid to Underwriter’s Counsel	$12,938
Postage and Delivery	$23,000
Fees paid to Company’s Counsel	$150,011
Fees paid to Auditor	$68,446
Fees paid to Transfer Agent	$22,910
State and SEC Fees	$1,200
TOTAL EXPENSES	$1,288,505

The net proceeds of the offering after deducting the total expenses described above totaled $8,311,495. The following table shows the manner in which the net proceeds from the offering were used through January 31, 2006:

Payee	Amount Paid

Repayment of Loan to N. Williams Family Partnership	$2,811,847
Film Production Funding	$878,890
Fees paid to Company’s Counsel	$315,894
American Stock Exchange	$35,000
National Lampoon television programming	$974,448
Sales and Marketing	325,289
Printer fees	$81,516
TOTAL PAYMENTS	$5,422,885

On January 27, 2006 the Company issued a warrant to Lorenzo Doumani for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $3.20. The warrant will expire on January 27, 2016. The warrant was issued in exchange for services. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the warrant was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

We held an annual meeting of our stockholders on January 18, 2006. The purpose of the meeting was to elect the following seven directors:

James P. Jimirro
Daniel S. Laikin
Timothy S. Durham
Paul Skjodt
Joshua Finkenberg
Richard Irvine
Ron Berger

Aside from electing directors, the stockholders were asked to approve the following:

•	the ratification of Stonefield Josephson, Inc. as our auditors for the fiscal year ending July 31, 2006;

•	the approval of an increase in the number of shares of common stock included in the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan; and

•	the approval of an increase in the number of shares of common stock included in the National Lampoon, Inc. 2006 Consultants Stock Plan.

 The votes cast for, against or withheld as to each director and each other matter is as follows:

Election of Directors:

Name of Director	Votes cast “For”	Votes cast “Against”	Votes “Withheld”

James P. Jimirro	9,973,928	511,302	923,217
Daniel S. Laikin	10,227,097	—	1,181,350
Timothy S. Durham	10,990,388	—	418,059
Paul Skjodt	10,970,342	—	438,105
Joshua Finkenberg	10,578,886	263,902	565,659
Richard Irvine	10,705,605	263,902	438,940
Ron Berger	10,705,651	263,902	438,894

Ratification of Stonefield Josephson, Inc.

“For”	“Against”	“Withheld”
11,236,477	171,258	712

Approval of an increase in the number of shares of common stock included in the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan

“For”	“Against”	“Withheld”
8,436,073	1,370	1,117

Approval of an increase in the number of shares of common stock included in the National Lampoon, Inc. 2004 Consultants Stock Plan

“For”	“Against”	“Withheld”
6,989,979	1,447,745	836

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

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.7	First Amendment to Voting Agreement dated June 7, 2002
4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
10.1	National Lampoon, Inc. 2005 Consultant Stock Plan*
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by President/Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer and President/Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 29, 2005.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.
(5)	Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2006	NATIONAL LAMPOON, INC.

	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

Date: March 22, 2006	By:	/s/ Douglas S. Bennett
Douglas S. Bennett, Chief Financial Officer