Form 10QSB
period 2006-04-30
NATIONAL LAMPOON INC
filed 2006-06-14
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-15284

NATIONAL LAMPOON, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4053296
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

8228 Sunset Boulevard
Los Angeles, CA 90046
(Address of principal executive offices)
(Zip Code)

(310) 474-5252
(Registrant’s telephone number including area code)

10850 Wilshire Boulevard, Suite 1000
Los Angeles, California
90024
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 6,929,958 shares of common stock, $0.0001 par value, issued and outstanding as of June 5, 2006.

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

•
whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin, and our President, and Chief Financial Officer Douglas S. Bennett,

•	unanticipated increases in development, production or marketing expenses related to our various business activities,

and other factors which will be outside of our control.

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

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of
ASSETS	April 30, 2006
(UNAUDITED)
CURRENT ASSETS
Cash	$505,463
Accounts receivable, net of $78,230 of allowance for doubtful accounts	$1,051,389
Prepaid expenses and other current assets	$102,575
Total current assets	$1,659,427
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	$20,154
Capitalized film and television production costs, net of $874,750 in film financing and $274,257 of amortization	$1,602,643
Intangible assets, net of accumulated amortization of $4,168,578	$1,836,254
Total non-current assets	$3,459,051
TOTAL ASSETS	$5,118,478

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$988,295
Accrued expenses	$174,052
Accrued royalties	$439,667
Accrued dividends	$2,090,273
Notes payable (Note I) - related party, including interest of $47,449	$162,449
Deferred income	$250,018
TOTAL CURRENT LIABILITIES	$4,104,754

MINORITY INTEREST	$171,240

SHAREHOLDERS' EQUITY
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued.	$6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 229,761 shares issued.	$22
Common Stock, par value $.0001 per share, 60,000,000 shares authorized and 6,929,958 shares issued.	$692
Additional paid-in capital	$37,085,586
Less: Deferred compensation	$(28,255)
Accumulated deficit	$(36,215,567)
TOTAL SHAREHOLDERS' EQUITY	$842,484
TOTAL LIABILITIES AND SHARESHOLDERS' EQUITY	$5,118,478

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUES
Production	$20,000	$33,333	$163,583	$181,333
Licensing	393,095	443,443	883,733	1,614,940
Tours	194,713	83,724	197,247	83,724
Advertising & Promotion	928,506	581,490	1,949,936	1,259,671
Radio	-	-	-	-
Publishing	1,492	-	6,135	-

Total revenues	1,537,806	1,141,990	3,200,634	3,139,668

COSTS AND EXPENSES
Costs related to production revenue	9,150	8,000	32,060	152,408
Costs related to licensing revenue	82,834	88,737	167,522	109,967
Costs related to tours revenues	576,995	296,290	677,166	296,290
Costs related to advertising and promotion revenues	645,248	336,065	1,792,244	793,726
Amortization of capitalized television production costs	121,762	187,882	274,257	372,451
Amortization of intangible assets	60,000	60,000	180,000	180,000
Amortization debt issuance costs	-	160,000	313,000	167,000
Provision for doubtful accounts	50,980	-	127,325	-
Selling, general and administrative expenses	1,383,755	1,217,616	3,975,840	3,594,021
Stock, warrants & options issued for services	9,573	168,505	114,413	491,038
Expense associated with modification of warrants	-	-	-	1,082,695
Severance costs	-	-	-	2,577,497
Total costs and expenses	2,940,297	2,523,095	7,653,827	9,817,093

OPERATING LOSS	(1,402,491)	(1,381,105)	(4,453,193)	(6,677,425)
OTHER INCOME
Interest income	6,329	1,190	75,291	5,994
Interest expense	(4,867)	(49,191)	(30,300)	(98,771)
Other expense/(expense)	425	38	8,097	(165,783)
Total other income	1,887	(47,963)	53,088	(258,560)

NET LOSS BEFORE MINORITY INTEREST	$(1,400,604)	$(1,429,068)	$(4,400,105)	$(6,935,985)

MINORITY INTEREST IN INCOME	6,002	-	78,566	-

LOSS BEFORE INCOME TAXES	$(1,394,602)	$(1,429,068)	$(4,321,539)	$(6,935,985)
Provision for state income taxes	-	-	-	9,138

NET LOSS	(1,394,602)	(1,429,068)	(4,321,539)	(6,945,123)
Accrued dividends (Note H)	(320,454)	(322,116)	(976,754)	(801,900)
Beneficial conversion feature treated as preferred dividend (Note F)	-	-	-	(2,280,906)
Net loss attributable to common shareholders	$(1,715,056)	$(1,751,184)	$(5,298,293)	$(10,027,929)

Net loss per share attributable to common shareholder - basic and diluted	$(0.25)	$(0.52)	$(0.79)	$(3.14)
Weighted average number of common shares - basic and diluted	6,856,000	3,389,104	$6,704,600	3,196,190

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended April 30,
	2006	2005
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,321,539)	$(6,945,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,601	25,357
Amortization of intangible assets	180,000	180,000
Amortization of debt issuance costs	313,000	167,000
Amortization of capitalized production costs	274,257	-
Stock, options and warrants issued for services	114,420	772,453
Provision for doubtful accounts	76,345	-
Expense associated with the modification of warrants	-	1,082,695
Other	-	4,410
Changes in assets and liabilities:
Increase in accounts receivable	(805,410)	(341,945)
decrease/(increase) in prepaid expenses and other assets	90,143	(167,631)
Increase in publishing costs	(31,259)	-
Increase in production costs	(1,104,208)	(225,197)
Increase/(decrease) in accounts payable	525,650	(170,947)
(Decrease)/increase in accrued expenses	(263,144)	264,677
Increase/(decrease) in deferred revenues	250,018	(110,000)
Decrease in common stock owed	(168,500)	-
NET CASH USED IN OPERATING ACTIVITIES	(4,859,626)	(5,464,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,281)	(1,075)
Purchase of intangible assets	(40,100)	-
NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(55,381)	(1,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Film financing	449,250	-
Minority interest in loss of consolidated subsidiary	(78,566)	-
Proceeds from issuance of common stock (Note J)	9,600,000	-
Payments related to the issuance of common stock (Note J)	(1,279,341)	-
Payments of notes payable	-	(635,124)
Proceeds from the exercise of stock options	20,983	90,533
Proceeds from Series C convertible preferred stock issuance	-	3,648,879
Elimination of note receivable on common stock	-	162,980
SEC filing fees	-	(1,200)
Proceeds from notes payable		2,715,000
Payment of principal and interest for notes payable	(3,402,550)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,309,776	5,981,068
NET INCREASE IN CASH	394,769	515,742
CASH AT BEGINNING OF PERIOD	110,694	484
CASH AT END OF PERIOD	505,463	516,226
Supplemental disclosures of cash flow information:
Cash paid for Taxes	$-	$-
Interest paid	$111,847	$-
Stock and options issued for services and debt issuance costs	$114,420	$1,412,453
Conversion of loans to Series C Convertible Preferred stock with warrants attached	$-	$4,649,775

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements of National Lampoon, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 30, 2006, and the results of operations and cash flows for the three and nine-month periods ended April 30, 2006 and 2005 have been included. The results of operations for the nine-month period ended April 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s net losses of $8,669,170 and $5,127,107 in the prior two years, net loss of $4,321,539 during the first nine months of the 2006 fiscal year, and accumulated deficit of $36,215,567 at April 30, 2006, raise concerns about its ability to continue as a going concern. These concerns are addressed by the transactions discussed in the following paragraph.

Over the next year the Company estimates that it will realize revenue in excess of $2,000,000 from two of its productions which are over 90% completed. Furthermore, with over $1 million in current receivables and based on internal projections, management believes that cash on hand plus estimated revenues from events, promotions and productions as well as other projects that are currently planned, combined with an estimated reduction in expenses that typically occurs during the summer as a result of the end of the school year (which impacts the operations of National Lampoon Networks) will be sufficient to support the Company’s operations through the next 12 months. In addition to the estimated cash as discussed above the Company has a formal commitment from the National Lampoon Acquisition Group stating that they are willing to loan money or exercise additional equity instruments to meet any cash shortfalls for a period of no less than twelve months. Management believes this should alleviate the doubt about the Company’s ability to continue as a going concern.

Certain amounts from the nine months ended April 30, 2005 have been reclassified to correspond to our manner of reporting the results for the nine months ended April 30, 2006.

NOTE B - CAPITALIZED PRODUCTION COSTS

The Company capitalized all production costs. In accordance with the guidance set forth in SOP 00-2 paragraphs 33 and 39(b) for episodic television series, ultimate revenue can include estimates for the secondary markets once the Company can demonstrate through its history or through industry norms that the number of episodes produced, plus those for which a firm commitment exists, can be licensed in the secondary market.

In the 2005 fiscal year the Company determined, in accordance with the guidelines of paragraph 39(b), that it had produced enough episodes to allow it to license the series in a secondary market. The Company made this determination based on historical sales for similar projects, with a similar number of episodes produced and management estimates the ultimate revenues using this data.

The Company began to capitalize production costs in accordance with SOP 00-2 paragraphs 38 to 40, based on the ultimate revenues it estimated using historical data that would be generated from the initial and secondary markets by each episodic television series for produced episodes. Using SOP 00-2, the Company amortizes such capitalized production costs in accordance with the provisions included in paragraphs 34 through 37 by the film forecast method, revising the estimates of ultimates each period as necessary to reflect the most current information available. The Company evaluates such costs for impairment in accordance with paragraph 44 if any events or circumstances, such as those set forth in paragraph 43 indicate that the fair value of the project may be less than the unamortized amounts remaining on the Company’s books.

The portion of the costs of the Company’s completed films that are expected to be amortized during the upcoming 12 months is $1,201,982

Production costs for the Company’s theatrical films were $602,931 during the nine months ended April 30, 2006 and production costs for the Company’s National Lampoon Network television productions were $351,981 during the nine months ended April 30, 2006.

The Company expects to amortize within three years 90% of unamortized film costs for released films.

The Company expects to pay $20,667 of accrued participation liabilities during the next 12 months.

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

As of April 30, 2006, the Company owed Timothy Durham, a director, approximately $115,000 in principal and $39,023 in interest. The obligation to Mr. Durham is payable on demand. To date, no demand has been made.

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

The Company determined that there was no impairment of the National Lampoon™ trademark or film costs at April 30, 2006.

NOTE E - STOCK OPTIONS

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”, issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There is no current-period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS 148, and there were 203,000 stock options granted during the nine months ended April 30, 2006. If the Company elected to recognize compensation expense based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005

Net loss attributable to common shareholders - as reported	$(1,715,054)	$(1,751,184)	$(5,298,294)	$(10,027,929)
APB 25 expense recognized	-	-	-	-
Stock option compensation under-fair value method	(0)	(106,468)	(171,293)	(397,515)
Net loss attributable to common shareholders-pro forma	$(1,715,054)	$(1,857,652)	$(5,469,587)	$(10,425,444)
Basic and diluted earnings/(loss) per share-as reported	$(0.25)	$(.52)	$(0.79)	$(3.14)
Basic and diluted earnings/(loss) per share-pro forma	$(0.25)	$(.55)	$(0.82)	$(3.26)

The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of  95.7% to 103.5%; and a term of six to 10 years for the nine months ended April 30, 2006; and average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 226.7% to 302.5%; and a term of seven to 10 years for the six months ended April 30, 2005.

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

The total budget for the first film to be made by Clubhouse is $1,800,000, which is to be funded equally by the Company and Majestic. As of April 30, 2006, Clubhouse received $896,750 in funding from Majestic toward the production of the film.   Of this amount, $725,500 was received during the fiscal year ended July 31, 2005 and $171,250 was received during the nine months ended April 30, 2006. Each party was to invest $300,000 into Clubhouse, which was recorded to minority interest. Based on EITF 88-18, because there is no implicit rate of return to Majestic and Majestic has contributing participation in the production of the film, and because there is no other factor that would require the classification of this payment as debt, the Company has recorded the remainder of the funding, totaling $596,750, against capitalized production costs.

On May 6, 2005, the Company signed a Deal Memorandum with Laughter Heals Productions, Inc. and Newco (an entity to be formed) with respect to the financing, development and production of a film tentatively titled “Totally Baked.” On August 5, 2005 the parties formed Totally Baked LLC, through which the film will be made. Pursuant to the Deal Memorandum, Newco will provide the funds for the production. The total budget for the production is currently estimated to be $275,000. As of April 30, 2006, Newco had funded $240,000 toward the production. The Deal Memorandum provides that gross revenue earned from the project will be distributed as follows: (i) first, for the payment of distribution and sales fees and expenses; (ii) secondly, Newco will recoup the amount of its investment, plus 5%; (iii) thirdly, National Lampoon, Inc. will receive a trademark fee of 8%; and (iv) Laughter Heals Productions, Inc. will receive a producer fee of 8%. As of April 30, 2006, accrual for Newco’s investment return totaled $8,426. Once these payments have been made, 50% of any remaining revenues will be distributed to Newco and 50% will be distributed first to mutually approved net profit participants and, after making such payments, the balance will be distributed equally between National Lampoon, Inc. and Newco.

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

Furthermore, the Company seeks to utilize third party financing to produce its product thereby reducing the financial risk associated with motion picture production. In order to maintain and improve its brand name, the Company maintains control of all business and creative elements associated with film production and distribution. In contrast, when the Company licenses its name to a film, it has little or no operational or creative control. In the case of Totally Baked LLC the entity was created for the sole purpose of producing the motion picture titled “Totally Baked”. The motion picture is now 90% complete and during the development and production period the Company maintained and continues to maintain control over all aspects of the film irrespective of the contractual terms. After the film is completed, the Company will distribute and/or sell the distribution rights throughout the world wide exhibition market which gives the Company complete control going forward. The Company will control all cash receipts during the exploitation phase of the motion picture as it controlled all cash disbursements during the production phase.

The Company believes that these factors require it to account for this transaction at gross on its financial statements, and accordingly, reports all transactions at gross amounts relating to the production and sale of the film National Lampoon’s Totally Baked in its consolidated financial statements.

The production financing was recorded against capitalized production costs.

NOTE G - NET INCOME OR LOSS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation due to the fact they are anti-dilutive. Options and warrants to purchase 10,157,687 and 7,487,262 common shares during the three months ended April 30, 2006 and 2005, and options and warrants to purchase 9,959,198 and 6,319,425 common shares during the nine months ended April 30, 2006 and 2005 respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,178,711 shares that would be issued upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the nine months ended April 30, 2006 and 2005, respectively, because their inclusion would be anti-dilutive.

NOTE H - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company’s Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company’s Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the three and nine month periods ended April 30, 2006, the Company accrued $320,454 and $976,754, respectively and as of April 30, 2006, the Company had accrued $2,090,273 for Series B and C Convertible Preferred Stock dividends.

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

NOTE I - NOTES PAYABLE AND ACCRUED INTEREST

$115,000 in principal and $47,449 in interest is due to a related party. The obligation is payable on demand. To date, no demand has been made. We plan to pay this obligation with revenues earned by our operations.

NOTE J - STOCKHOLDER EQUITY

During the nine months ended April 30, 2006, 13,333 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $20,982. During the nine months ended April 30, 2006, 20,911 shares of the Company’s common stock were purchased through the cashless exercise of stock options. In addition approximately 27,600 shares of restricted stock were issued at a market price of $80,000 to various consultants of the Company for services rendered. Furthermore, 5,000 shares of Series C Convertible Preferred Stock were converted to 100,000 shares of the Company’s common stock

On August 26, 2005, the Company issued 40,000 shares of restricted common stock in exchange for services. On August 31, 2005, the Company issued 200 shares of common stock from the 1999 Employee Stock Option Plan in exchange for services. The common stock issued was valued at $170,000 and $520, respectively, which was the closing price of the common stock on the date the grant was approved by the Board of Directors. The relative fair value of the options was estimated using the Black-Sholes option pricing model with the following assumptions: average risk-free interest of 5.5%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 95.7% to 103.5%; and a term of 6 to 10 years.

On January 27, 2006 the Company granted an option for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $3.20.  The relative fair value of the options amounted to approximately $34,000 and was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 95.7% to 103.5%; and a term of 6 to 10 years. During the three months ended April 30, 2006 the Company recognized an expense in the amount of $34,301.

On January 31, 2006, in accordance with the terms of their employment agreements, Mr. Daniel S. Laikin, the Company’s Chief Executive Officer, and Mr. Douglas S. Bennett, the Company’s President and Chief Financial Officer, each received an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.98 which was the market value of the common stock on the date of grant and accordingly no expense was recognized under the intrinsic value method.

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of common stock. The registration statement was declared effective on August 1, 2005. The Company raised $9.6 million in gross proceeds in this offering. Net proceeds from the offering, after the payment of expenses totaling $1,288,505, were $8,311,495.

NOTE K - SEGMENT INFORMATION

The Company operates in five business segments: licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; the sale of travel packages to young adults; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Summarized financial information for the nine months ended April 30, 2006 and 2005 concerning the Company’s segments is as follows:

	Publishing & Licensing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total

Three Months Ended April 30, 2006
Segment revenue	$394,587	$928,506	$20,000	$194,713	$-	$1,537,806
Segment operating (loss)	$(610,148)	$(293,887)	$(36,255)	$(399,001)	$(3,199)	$(1,342,490)

Identifiable Assets
Capital expenditures	$-	$-	$-	$-	$-	$-
Depreciation expense	$-	$-	$-	$-	$-	$-

Three Months Ended April 30, 2005
Segment revenue	$442,940	$581,671	$33,333	$83,724	$-	$1,141,668
Segment operating (loss)	$(1,041,000)	$(88,740)	$(77,063)	$(222,768)	$-	$(1,429,571)

Identifiable Assets
Capital expenditures	$-	$-	$-	$-	$-	$-
Depreciation expense/Disposal fixed assets	$-	$-	$-	$-	$-	$-

Nine Months Ended April 30, 2006
Segment revenue	$889,868	$1,949,936	$163,583	$197,247	$-	$3,200,634
Segment operating (loss)	$(1,833,037)	$(1,343,610)	$(500,351)	$(552,367)	$(43,828)	$(4,273,193)

Identifiable Assets
Capital expenditures	$-	$4,988	$-	$-	$-	$4,988
Depreciation expense	$-	$(9,000)	$-	$-	$-	$(9,000)

Nine Months Ended April 30, 2005
Segment revenue	$1,614,940	$1,259,671	$181,333	$83,724	$-	$3,139,668
Segment operating (loss)	$(4,523,438)	$(1,204,739)	$(994,681)	$(222,768)	$-	$(6,945,626)

Identifiable Assets
Capital expenditures	$-	$1,000	$-	$-	$-	$1,000
Depreciation expense/Disposal fixed assets	$(1,000)	$(19,000)	$-	$-	$-	$(20,000)

A reconciliation of segment operating loss to net income before income taxes for the three and nine month periods ended April 30, 2006 and 2005 is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	30-Apr-06	30-Apr-05	30-Apr-06	30-Apr-05

Total segment operating (loss)	$(1,342,490)	$(1,429,571)	$(4,273,193)	$(6,945,626)

Amortization of intangible assets	$(60,000)	$432,451	$(180,000)	$180,000

Interest expense	$(4,867)	$(49,191)	$(30,300)	$(98,771)

Other income/expense	$6,753	$47,848	$83,388	$93,280

Net loss before minority interest and income taxes	$(1,400,604)	$(998,463)	$(4,400,105)	$(6,771,117)

A reconciliation of reportable segment assets to consolidated total assets as of April 30, 2006 and 2005 is as follows:

	FOR THE SIX MONTHS ENDED
	30-Apr-06	30-Apr-05

Total assets for reportable segments	$2,756,607	$970,343

Intangible assets not allocated to segments	$1,836,254	$2,036,000

Cash and cash equivalents	$505,463	$517,178

Other unallocated amounts	$20,154	$497,000

Total assets	$5,118,478	$4,020,521

NOTE L - SUBSEQUENT EVENTS

On May 12, 2006, the board of directors of the Company granted the following stock options as compensation to various individuals that had rendered services to the Corporation:

Number of Options	Stock Option Price	Vesting Period	Expiration

199,000	$2.50 to $3.00	1/3 over 3 years from grant date	7 years from grant date

On May 12, 2006, the board granted warrants to various individuals and companies that had rendered services to the Company in lieu of cash compensation as follows:

Number of Warrants	Strike Price	Vesting Period	Expiration

95,554	$2.54 to 2.97	Date of Grant up to 1 year	None

3,500 shares of restricted stock per month were also granted on May 12, 2006 to an employee for the length of his employment.

On or about May 30, 2006, the Company received $305,000 of cash which will be classified as a non-interest bearing loan from one of its directors.

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

During the nine months ended April 30, 2006, revenues derived from producer and management fees totaled $163,583 or 5.1% of all the revenues we earned during the period.

Licensing

We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon’s Animal House and National Lampoon’s Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of films produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Twenty-seven motion pictures have been released using the National Lampoon™ name and two additional motion pictures are planned for release during the 2006 fiscal year. We license the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products.

For the nine months ended April 30, 2006, revenues derived from our licensing and royalties (exclusive of revenues derived from our home entertainment products, which are discussed separately in this report in the section titled “Home Entertainment”) totaled $875,562, or approximately 27.4% of all the revenues we earned during the period.

Home Entertainment

We provide branded National Lampoon™ comedic content, including television programming, motion pictures and live comedic events, for the home entertainment market. This segment of our business generates revenues primarily from royalty fees from the sale of DVDs and the use of our content. We also use National Lampoon Networks to promote the release of these products.

For the nine months ended April 30, 2006, revenues derived from our home entertainment products totaled $7,667, or approximately 0.5% of all the revenues we earned during the period.

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

For the nine months ended April 30, 2006, revenues derived from National Lampoon Networks (exclusive of licensing revenues and Internet advertising revenues, which are discussed separately in this report in the sections titled “Licensing” and “Internet Advertising”) totaled $1,424,579, or approximately 44.5 % of all the revenues we earned during the period.

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

For the nine months ended April 30, 2006, Internet advertising revenues totaled $525,357, or approximately 16.4% of all the revenues we earned during the period.

Travel Services

We offer group travel and entertainment packages through our subsidiary, National Lampoon Tours, Inc. The packages include professional entertainment, theme parties and other attractions for young adults and are offered during the spring break of the academic year. Our travel and entertainment packages for the 2005-2006 academic year included Las Vegas, Nevada, Cabo San Lucas, Mexico and South Padre Island, Texas.

For the nine months ended April 30, 2006, we earned $197,247 from National Lampoon Tours, or approximately 6.2% of all the revenues we earned during the period.

Publishing

We have been licensing our brand and content for the publication of books since 1972 and, to date, over 28 titles, including our four most recent publications, 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor, have been published. The Company has also started publishing its own books the first of which is due out the latter part of June 2006.

For the nine months ended April 30, 2006, revenues derived from our publishing activities totaled $6,135, or approximately 0.2% of all the revenues we earned during the period.

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

For the nine months ended April 30, 2006, we earned no revenues from NL Radio, LLC.

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

For the nine months ended April 30, 2006, we earned no revenues from motion picture and television programming.

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

•	We continue to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon™ brand.

•	We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events.

•	We started publishing our own books the first of which is due out during the latter part of June 2006. This allows us to maintain and control all rights associated with our own publications.

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

Production Costs

We capitalize all television production costs. In accordance with the guidance set forth in SOP 00-2 paragraphs 33 and 39(b) for episodic television series, ultimate revenue can include estimates for the secondary markets once we can demonstrate through our history or through industry norms that the number of episodes produced, plus those for which a firm commitment exists, can be licensed in the secondary market. In the 2005 fiscal year we determined, in accordance with the guidelines of paragraph 39(b), that we had produced enough episodes to allow us to license the series in a secondary market. We made this determination based on historical sales for similar projects, with a similar number of episodes produced, and management estimates the ultimate revenues using this data.

We began to capitalize production costs in accordance with SOP 00-2 paragraphs 38 to 40, based on the ultimate revenues we estimated using historical data that would be generated from the initial and secondary markets by each episodic television series for produced episodes. Using SOP 00-2, we amortize such capitalized production costs in accordance with the provisions included in paragraphs 34 through 37 by the film forecast method, revising the estimates of ultimates each period as necessary to reflect the most current information available. We evaluate such costs for impairment in accordance with paragraph 44 if any events or circumstances, such as those set forth in paragraph 43, indicate that the fair value of the project may be less than the unamortized amounts remaining on the books.

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

Segment operating income(loss) excludes the amortization of intangible assets, interest income, minority interest and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

	Publishing & Licensing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total

Three Months Ended April 30, 2006
Segment revenue	$394,587	$928,506	$20,000	$194,713	$-	$1,537,806
Segment operating (loss)	$(610,148)	$(293,887)	$(36,255)	$(399,001)	$(3,199)	$(1,342,490)

Three Months Ended April 30, 2005
Segment revenue	$442,940	$581,671	$33,333	$83,724	$-	$1,141,668
Segment operating (loss)	$(1,041,000)	$(88,740)	$(77,063)	$(222,768)	$-	$(1,429,571)

Nine Months Ended April 30, 2006
Segment revenue	$889,868	$1,949,936	$163,583	$197,247	$-	$3,200,634
Segment operating (loss)	$(1,833,037)	$(1,343,610)	$(500,351)	$(552,367)	$(43,828)	$(4,273,193)

Nine Months Ended April, 2005
Segment revenue	$1,614,940	$1,259,671	$181,333	$83,724	$-	$3,139,668
Segment operating (loss)	$(4,523,438)	$(1,204,739)	$(994,681)	$(222,768)	$-	$(6,945,626)

Three and Nine Months Comparative Analysis for the periods April 30, 2006 and April 30, 2005

Licensing Revenues

Licensing revenues for the three and nine months ended April 30, 2006 were $393,095 and $883,733, respectively, compared to $443,443 and $1,614,890 for the three and nine months ended April 30, 2005, representing a decrease of 11% and 45%, respectively. This decrease was primarily attributable to a decrease in licensing of television episodes for DVD release. Although our agreements with certain distributors, such as Genius Products, Inc. and Image Entertainment, to release television episodes are on-going, none of these distributors purchased any new television shows for release to DVD during the nine months ended April 30, 2006. In comparison, during the nine months ended April 30, 2005, television licensing fees included $393,000 from Genius Products, Inc., $68,000 from Image Entertainment and $80,000 from First Look, Inc. Also contributing to the decline in licensing revenues was the decrease in royalties earned by National Lampoon’s Animal House. These royalties decreased 43%, to $209,000, during the nine months ended April 30, 2006 as compared to $365,000 earned during the nine months ended April 30, 2005. The higher revenues earned during the nine months ended April 30, 2005 were attributable to the initial release of the film on DVD.

Costs related to licensing revenues decreased to $83,000 during the three months ended April 30, 2006, from $89,000 during the three months ended April 30, 2005, representing a decrease of approximately 6% and increased to approximately $168,000 during the nine months ended April 30, 2006 from approximately $110,000 during the nine-months ended April 30, 2005, representing an increase of 52%. The increase during the nine month period is due primarily to the payment of royalties of approximately $81,000 incurred on revenues earned by National Lampoon’s Strip Poker during 2006 which were not incurred in the prior year and partially offset by lower commissions as a result of the decrease in license fees. Costs related to licensing revenue for the three and nine months ended April 30, 2005, previously reported as $224,607 and $397,004, have been decreased to $88,737 and $109,967, respectively, to include only commission and royalty payments. The difference is allocated to costs related to advertising and promotion revenues for the three and nine months ended April 30, 2005. These changes were made in order to conform our reporting of costs related to advertising and promotion revenues for the three and nine months ended April 30, 2005 to our manner of reporting costs related to advertising and promotion revenues for the three and nine months ended April 30, 2006.

Advertising and Promotion Revenues

During the three and nine months ended April 30, 2006, National Lampoon Network’s combined advertising and promotion revenues, which includes Internet advertising revenues, increased to approximately $929,000 and $1,949,936, respectively, from approximately $581,000 and $1,260,000 earned during the three and nine months ended April 30, 2005, representing an increase of 59% and 54%, respectively. The increase in revenue during the three month period ending April 30, 2006 was primarily as a result of the realization of revenue from the advertising and marketing campaigns for two theatrically released films as compared to no such revenues in the corresponding prior year period. The 54% increase in revenue over the nine month period ending April 30, 2006 was due to the advertising and marketing campaign for five motion pictures as compared to only one motion picture over the same period of the prior year. Furthermore, we started realizing advertising revenue for our Internet site TOGA TV which did not exist in the prior year.

We incur costs related to advertising revenues based on amortization of capitalized television production costs as well as website development fees related to Internet advertising revenues. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Amortization of capitalized production costs was approximately $122,000 and $274,000 during the three and nine months ended April 30, 2006, as compared to approximately $188,000 and $372,000 during the three and nine months ended April 30, 2005. Costs related to Internet advertising and promotion revenues for the three and nine months ended April 30, 2006 were approximately $645,000 and $1,792,000, respectively, as compared to approximately $336,000 and $794,000 during the three and nine months ending April 30, 2005. Costs related to advertising and promotion revenue during the three and nine months ended April 30, 2005 included costs related to production and licensing and were adjusted in order to conform to our reporting of costs related to advertising and promotion revenues for the three and nine months ended April 30, 2005 to our manner of reporting costs related to advertising and promotion revenues for the three and nine months ended April 30, 2006.

Costs related to advertising and promotion revenue increased approximately $309,000 and $999,000 or 92% and 125%, respectively, during the three and nine months ended April 30, 2006 as compared to the same period in 2005. The increase in costs for the three month period ended April 30, 2006 resulted primarily from two motion picture advertising and marketing campaigns as compared to no such costs for the same period in the prior year. The increase for the nine month period ended April 30, 2006 as compared to 2005 was primarily due to the five film marketing and advertising campaigns as compared to one in the same period of 2006. Furthermore, we incurred costs associated with our Dis-orientation Tour of college campuses which did not exist in 2005.

Production Revenues

For the three and nine months ended April 30, 2006 production revenues were approximately $20,000 and $163,583, respectively, as compared to $33,333 and $181,333 for the three and nine months ended April 30, 2005. We anticipate that revenue from film production will increase in future periods as we concentrate more resources to this segment of our business.

Travel Services Revenues

During the three and nine months ended April 30, 2006, National Lampoon Tours recognized revenue of $194,713 and $197,247, respectively as compared to $83,274 for same periods in the prior year. The increase over the prior year was a result of adding a third location in 2006 as compared to the 2005 tour which had only two locations.

Direct costs related to National Lampoon Tours’ revenues were approximately $576,995 and $677,166 during the three and nine months ended April 30, 2006 as compared to $296,290 during the three and nine months ended April 30, 2005. The increase in costs during the three and nine months ended April 30, 2006 resulted from the addition of a third venue in South Padre Island, Texas. Due to the losses associated with this segment of our business, we are contemplating scaling back on this segment, but no formal decision has been made by management. .

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of our acquisition of the “National Lampoon™” trademark, was $60,000 and $180,000 during each of the three and nine months ended April 30, 2006 and April 30, 2005.

Selling, general and administrative costs increased by $166,139 or 13%, to $1,383,755 during the three months ended April 30, 2006 from $1,217,616 for the three months ended April 30, 2005. The increase resulted from the addition of employees and consultants for the launch and operation of our TOGA TV and National Lampoon Humor Network websites, which did not exist in 2005.

Selling, general and administrative costs increased by $381,819 or 10%, to $3,975,840 for the nine months ended April 30, 2006 as compared to $3,594,021 for the three months ending April 30, 2005. The increase during the nine month period is a result of an increase in consulting fees and payroll related to the increase in employees and consultants and costs of $148,000 related to the operations of National Lampoon Clubhouse, which costs did not exist during the same period of the prior year. These increases were partially offset by decreases in automobile expenses, legal fees and office expenses. The selling, general and administrative amount for the nine month period ending April 30, 2005 previously included interest expense which was reclassified for reporting purposes at April 30, 2006.

During the three and nine months ended April 30, 2006, expenses totaling approximately $9,573 and $114,413 were incurred from grants of stock, options and warrants to advisors and consultants as compared to expenses totaling $168,505 and $491,038 attributable to grants of stock, options and warrants that were incurred during the three and nine months ended April 30, 2005. The decrease is primarily due to a change in payment terms, from payment with stock to payment with cash, to a provider of legal services.

Interest income of $6,329 and $75,291 was earned during the three and nine months ended April 30, 2006 compared to interest income of $1,190 and $5,994 earned during the three and nine months ended April 30, 2005. The increase in interest income is due to the increased cash as a result of the public offering completed on August 8, 2005. Other income/(expense) of $425 and $8,097 during the three and nine months ended April 30, 2006 resulted from the write off of incorrectly accrued expenses. Other income/(expense) of $(165,783) reported during the nine months ended April 30, 2005 resulted from the forgiveness of a note receivable that was made in conjunction with the separation from service of our former Chief Executive Officer.

For the three and nine months ended April 30, 2006, we had a net loss of $1,715,054 and $5,298,294, respectively, compared to a net loss of $1,751,184 and $10,027,929 for the three and nine months ended April 30, 2005.

Liquidity and Capital Resources

Our principal source of working capital during the nine months ended April 30, 2006 was proceeds from the public offering of our common stock, which we completed on August 8, 2005. We raised $9.6 million in gross proceeds from this offering of our securities. As of June 6, 2006 we had cash on hand of approximately $250,000 and receivables of over $1,000,000. A significant portion of the proceeds of the offering were used to fund events, promotions and productions which are currently on-going and from which, upon their completion, we will earn revenues. Based on internal projections, management believes that cash on hand plus estimated revenues from these events, promotions and productions as well as other projects that are currently planned, combined with an estimated reduction in expenses that typically occurs during the summer as a result of the end of the school year (which impacts the operations of National Lampoon Network) will provide us with adequate cash to fund our ongoing operations and capital requirements for at least 12 months.

For the nine months ended April 30, 2006, our net cash flow used in operating activities was $4,859,625 compared to $5,464,251 of net cash flow used in operating activities during the nine months ended April 30, 2005. The decrease is primarily attributable to a $1.6 million decrease in net operating losses offset by a $600,000 increase in the change in net production costs from the two films, Totally Baked and Trick or Treat, which are due out later in 2006. The change in the increase of accounts receivable further offset the decrease in net loss; however, there was an $800,000 increase in accounts payable which contributed to the reduction in net cash used for operating activities. The increase in both accounts receivable and accounts payable are primarily attributed to the revenue and costs associated with the marketing and advertising campaign of two films during the three months ended April 30, 2006.

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

On May 17, 2003, two notes payable totaling approximately $442,000 at April 30, 2002 were due to be paid in full. The notes represented money owed to legal firms relating to work done in connection with the Reorganization Transaction. We reached a settlement with one noteholder in December 2004 and paid that note, as it was re-negotiated, in full. Timothy S. Durham, a director, paid the amount due under the note to the second noteholder in full and the liability is now owed to him. As of April 30, 2006, approximately $115,000 in principal and $47,449 in interest remained unpaid. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. We plan to pay this obligation with revenues earned by our operations.

Commitments For Capital Expenditures

As of April 30, 2006, our capital expenditures are projected to be $100,000 for the 2006 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

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

The Company’s Vice President of Finance and Principal Accounting Officer separated from service on March 15, 2006. On or about April 1, 2006 the Company hired an assistant controller and contracted with an outside consultant to serve as its principal accounting officer. The Company believes that the addition of these two individuals, both of which are certified public accountants, will help strengthen its internal controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2005 our registration statement, number 333-123238, was declared effective by the Securities and Exchange Commission.

We paid the following expenses in connection with the issuance and distribution of the common stock:

Payee	Amount Paid

Underwriting Discount	$672,000
Underwriter’s Non-Accountable Expense	$338,000
Fees paid to Underwriter’s Counsel	$12,938
Postage and Delivery	$23,000
Fees paid to Company’s Counsel	$150,011
Fees paid to Auditor	$68,446
Fees paid to Transfer Agent	$22,910
State and SEC Fees	$1,200
TOTAL EXPENSES	$1,288,504

The net proceeds of the offering after deducting the total expenses described above totaled $8,311,495. The following table shows the manner in which the net proceeds from the offering were used through April 30, 2006:

Payee	Amount Paid

Repayment of Loan to N. Williams Family Partnership	$2,811,847
Film Production Funding	$878,890
Fees paid to Company’s Counsel	$315,894
American Stock Exchange	$35,000
National Lampoon television programming	$974,448
Sales and Marketing	325,289
Printer fees	$81,516
TOTAL PAYMENTS	$5,422,885

On March 22, 2006 a holder of our Series C Convertible Preferred Stock converted 5,000 shares into 100,000 shares of our common stock. We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

On March 31, 2006 we issued a total of 27,600 shares of restricted common stock to four consultants in exchange for services rendered to us having a combined value of $80,000.  We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.7	First Amendment to Voting Agreement dated June 7, 2002
4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
10.1	National Lampoon, Inc. 2005 Consultant Stock Plan*
10.2	Sublease Agreement dated April 21, 2006 between Bauer Martinez entertainment, Inc. and National Lampoon, Inc.
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by President/Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.3	Certification by Principal Accounting Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer and President/Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*
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

Date: June 14, 2006	NATIONAL LAMPOON, INC.

	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

By:	/s/ Douglas S. Bennett
Douglas S. Bennett, Chief Financial Officer