Form 10KSB
period 2006-07-31
NATIONAL LAMPOON INC
filed 2006-11-14
CIK 798078

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the Fiscal Year Ended July 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number 001-32584

                             NATIONAL LAMPOON, INC.
                 (Name of Small Business Issuer in its charter)

                Delaware                              95-4053296
      (State or other jurisdiction       (I.R.S. Employer Identification No.)
   of incorporation or organization)

                              8228 Sunset Boulevard
                        West Hollywood, California 90046
               (Address of principal executive offices)(Zip code)

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenues for the fiscal year ended July 31, 2006 totaled $3,687,694.

      The number of shares of the issuer's common stock, $0.0001 par value per share, outstanding as of November 1, 2006 was 7,196,256. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on November 1, 2006, based on the selling price as reported by the American Stock Exchange as of such date, was approximately $9,338,771.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
         ITEM 1.  DESCRIPTION OF BUSINESS                                     4
         ITEM 2.  DESCRIPTION OF PROPERTY                                    10
         ITEM 3.  LEGAL PROCEEDINGS                                          10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS                                                  10
         ITEM 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION OR PLAN
                    OF OPERATION                                             14
         ITEM 7.  FINANCIAL STATEMENTS                                       29
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                      29
         ITEM 8A. CONTROLS AND PROCEDURES                                    29
         ITEM 8B. OTHER INFORMATION                                          29

PART III
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                    EXCHANGE ACT                                             29
         ITEM 10. EXECUTIVE COMPENSATION                                     33
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                               37
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             39
         ITEM 13. EXHIBITS                                                   40
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                     42

                    Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Factors Affecting Business, Operating Results and Financial Condition", as well as the following:

      o a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

      o     whether we will be able to raise capital as we need it,

      o whether the entertainment products we produce or to which we license our brand will generate significant sales,

      o whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

      o our overall ability to successfully compete in our market and our industry,

      o whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin and our President, Bruce K. Long,

      o the occurrence of cash flow shortages that we cannot fund through advances from our largest shareholders, Mr. Daniel S. Laikin and Mr. Timothy S. Durham, or from other sources.

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

                                     PART I

ITEM 1. BUSINESS

History

      We were incorporated in California in 1986 under the name J2 Communications, Inc. We acquired National Lampoon, Inc., a Delaware corporation referred to in this report as "NLI", in late 1990. NLI was incorporated in 1967. NLI was primarily engaged in publishing National Lampoon Magazine. Its other activities included radio, stage shows and the development and production of motion pictures. Prior to our acquisition of NLI, we had been engaged in the acquisition, production and distribution of videocassette programs for retail sale. With the acquisition of NLI, we shifted our focus from the videocassette business to the exploitation of the National Lampoon(TM) trademark. In November 2002, we merged J2 Communications, Inc. into NLI, with National Lampoon, Inc. being the surviving corporation of the merger.

      In May 2002, a group led by our Chief Executive Officer, Daniel S. Laikin, acquired control of our company and our business focus expanded from passive income through trademark licenses to the creation and distribution of comedic content.

Our Business

      We develop, produce, and distribute National Lampoon(TM) branded comedic content through a broad range of media platforms including:

      o hosting three Internet websites where we sell advertising space and branded products,

      o licensing both our name and comedic content from our library for a wide variety of uses, including movies, television programming, radio broadcasts, recordings, electronic games and live events,

      o reaching nearly 2 million college students in their dormitories and other places of residence through National Lampoon Network, our network of 200 affiliated college and other television stations,

      o distributing in the home entertainment market branded National Lampoon(TM) comedic content on DVD,

      o Publishing and licensing our brand and comedic content for the publication of National Lampoon(TM) books,

      o developing, producing (in conjunction with independent third parties) or providing creative services for motion pictures and made for television movies and programs.

      Because of our experience in the college and young adult market, third parties in a variety of industries, including the beverage industry, the pharmaceutical industry and the motion picture industry, retain our services to promote their products. We provide these services through a network of affiliated college campuses where we hold live events, screenings and distribution of promotional goods.


Internet

      During the fiscal year ended July 31, 2006, we established two new internet site destinations, TOGA TV and the National Lampoon Humor Network. A third site, Knucklehead Video, is scheduled for launch in the second quarter of the 2007 fiscal year. We sell advertising space on these sites in the form of video streamed commercials along with banner advertisements. We believe that we provide an appealing platform to those advertisers who want their commercial messages to reach the college age market. For those businesses targeting the college market, we provide an integrated marketing platform that includes internet advertisers, on-air advertising, and field marketing.

We recently entered into a content distribution agreement with AOL whereby we launched the National Lampoon Video Channel on the AOL video service. We sell advertising space, including video streaming, on AOL's service.

College Network

      In September 2002 we acquired substantially all of the assets of Burly Bear Network, Inc., a business engaged in producing and distributing entertainment through a network of affiliated college and other television stations. We renamed the business "National Lampoon Networks, Inc." (referred to as "NLN" in this discussion) and expanded the affiliate network. The affiliate network is the collection of stations, primarily on college and university campuses, that air our programming and advertising. As of July 31, 2006, the end of our last fiscal year, NLN was available to approximately 2 million students at over 200 college campuses. When we acquired Burly Bear Network, Inc., we acquired 750 hours of original programming. In 2003 we commenced production of original television programs solely for distribution on NLN and in the fiscal year ended July 31, 2006, we delivered multiple episodes of three half-hour original television programs.

      NLN obtains the commercial airtime it sells to advertisers from television affiliates in exchange for the programming it provides to them. In some cases it purchases time slots to air programming in certain geographic areas to expand its advertising reach.

      Our field marketing includes activities such as product sampling and live events (like a concert or a contest) that take place on college and university campuses throughout the United States and reinforce and increase awareness of a brand among the students. Field marketing is the use of trained college students to conduct brand-building activities on behalf of our advertisers. Some of the advertisers whose brands NLN promotes include Universal, Red Bull, Sony Pictures and Rohto V Eye Drops.

Motion Picture and Feature Film

      We generally license our National Lampoon trademark for use in the titles of films. We receive a license fee at the time we enter into an agreement for allowing use of the National Lampoon(TM) trademark and fees for creative services, if any are requested, are paid by the time production is completed. As we begin financing our own productions in the 2007 fiscal year, we do not currently plan to license our name to any new third party productions, except on very rare occasions.

      Depending on our agreement with the motion picture studio or distributor, we also may receive royalties. Some of our agreements provide us with "first dollar gross" participation, meaning that we receive a percentage of all money received by the distributor from the distribution of the motion picture in any type of media, while other agreements provide for participation solely in net profits or in gross profits. Net profit participation is based upon a negotiated definition of net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses, while gross profit participation is based upon gross revenues, before any costs such as distribution fees, financing costs and other corporate costs are deducted. It may take years for the studio or the distributor to recoup the license fee, minimum guarantee or advance and the expenses, or these costs may never be recovered by the studio.

      We currently are a party to approximately 19 feature film agreements. Pursuant to these agreements, once the film is released and begins earning revenues, the studio or distributor is entitled to recoup any licensing fee, minimum guarantee or advance it paid to us under the agreement and, if included in the agreement, interest. Once this amount is recouped, our participation in the revenues earned by the film may begin.

      Our distribution agreement with Genius Products, Inc. required us to provide a total of nine videos for the home entertainment market. Our only compensation under this agreement is royalties based on net sales made in any channel of distribution. In April 2005 we delivered the ninth and final program "Greek Games".

      In December 2004, as part of our plan to expand the use of our brand and to expand our DVD library by increasing the number of products we produce and have distributed for home entertainment, we joined with Majestic Entertainment to form National Lampoon Clubhouse, Inc., a Nevada corporation. We are the holder of a 50% interest in National Lampoon Clubhouse, Inc. National Lampoon Clubhouse, Inc. was formed to develop and produce live-action, full-length feature films for the "tween" market, children between the ages of nine and thirteen. We financed one-half the cost of producing Monster Night(formerly titled Trick or Treat), the first film produced through National Lampoon Clubhouse which had a production budget of approximately $1,800,000. We plan to release Monster Night domestically in the second or third quarter of the 2007 fiscal year. Once we evaluate the return generated by this film, we will determine if further National Lampoon Clubhouse productions will be undertaken.

      With the exception of the films made by National Lampoon Clubhouse, Inc., we have not financed the production or distribution of any National Lampoon(TM) motion pictures. Instead, we have relied upon third parties, primarily independent motion picture studios, to provide the film's financing and distribution. We are currently developing projects which will carry the National Lampoon name and we are in the process of negotiating motion picture output deals with a domestic home video distributor and cable television broadcast company. An output deal guarantees a previously negotiated payment or advance for the applicable rights for films in development. The minimum guarantee or advance may be paid over various points of production of the film or upon full delivery of the finished product.

      In May 2005 we agreed with Laughter Heals, LLC and an entity that was to be formed to co-produce a feature film to be titled Totally Baked. We expect to release the film in the home entertainment market during the 2007 fiscal year.

      We have agreements with independent third parties for the limited platform theatrical release and subsequent marketing of our films. During the 2006 fiscal year, we released into a limited number of theaters National Lampoon's Barely Legal, National Lampoon's Pucked, starring Jon Bon Jovi and directed by Academy Award winner Arthur Hiller, National Lampoon's Jake's Booty Call and National Lampoon's Adam & Eve. A "platform theatrical release" is the release of a motion picture in a small number of theaters in order to promote the rental and sale on DVD.

      National Lampoon's Pledge This!, starring Paris Hilton, will be released in October 2007.

      The following is a list of the 30 motion pictures bearing our brand:

                                    Year
              Title               Released          Financier/Distributor
-------------------------------   --------   -----------------------------------
National Lampoon's Animal House     1979     Universal Studios
National Lampoon Goes to the        1981     United Artists
Movies
National Lampoon's Class            1982     ABC/Disney
Reunion
National Lampoon's Vacation         1983     Warner Bros.
National Lampoon's European         1985     Warner Bros.
Vacation
National Lampoon's Class of '86     1986     Paramount
National Lampoon's Christmas        1989     Warner Bros.
Vacation
National Lampoon's Loaded           1993     New Line Cinema
Weapon I
National Lampoon's Last Resort      1994     Trimark Studios
National Lampoon's Attack of        1994     Showtime
the 52 Women
National Lampoon's Senior Trip      1995     New Line Cinema
National Lampoon's Favorite         1995     Showtime
Deadly Sins
National Lampoon's Dad's Week       1997     Paramount
Off
National Lampoon's The Don's        1997     Paramount
Analyst
National Lampoon's Men in White     1998     Fox
National Lampoon's Golf Punks       1998     Fox
National Lampoon's Van Wilder       2001     Artisan
National Lampoon Presents Dorm      2003     Independent
Daze
National Lampoon's Gold Diggers     2005     Lady P&A LLC
National Lampoon's Blackball        2005     First Look Entertainment
National Lampoon's Going the        2005     Think Films
Distance
National Lampoon's Adam & Eve       2006     MRG Ent.
National Lampoon's Barely Legal     2006     Motion Picture Corp./Sony Pic. Rel.
National Lampoon's Cattle Call      2006     Cattle Call LLC
National Lampoon's RepliKate        2003     Silver Nitrate
National Lampoon's Pledge This      2006     Street Alien/Silver Nitrate
National Lampoon's Pucked           2006     National Lampoon, Inc,
(formerly Trouble with Frank)
National Lampoon's Jake's Booty     2006     National Lampoon, Inc.
Call
National Lampoon's Dorm Daze II     2006     Independent
National Lampoon's Van              2006     Lion's Gate
Wilder II

Television Production

      The content included in our NLN television programming is generally provided to us by third parties at minimal or no charge. Members of the creative community are constantly seeking ways in which to have their works seen or published, and, due to the recognition of our brand on college campuses, they forward content to us without solicitation. If we want to acquire the work, we will enter into a license agreement with the author. Most of these agreements provide for the payment of a minimal license fee, such as $50 that, in turn, allows us to use the work in any manner for as long as we want. If we fail to use the work for a period of one year, we return it to the author. Other than the license agreements, we generally do not have contracts that obligate these writers to provide us with creative content in the future. Because the way we currently obtain creative content is inexpensive, we do not believe that such agreements are necessary at this time. Most of our programming is utilized on the college cable network and also digitized for streaming on our TOGA TV website. We sell advertising around this programming on both our cable network and internet websites.

Publishing

      In October 2002 we entered into an agreement with Rugged Land LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, National Lampoon's Big Book of True Facts and National Lampoon's Encyclopedia of Humor.

      In the 2006 fiscal year, we began self publishing our books. The first book released during the 2006 fiscal year was titled National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog]. Four other books, National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes, National Lampoon's Favorite Cartoons of the 21st Century and National Lampoon's Not Fit for Print are due out in the first and second quarters of the 2007 fiscal year.

Radio

      In March 2005 NL Radio, LLC was formed. We hold a 25% interest in this entity. NL Radio, LLC plans to launch an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called "pilot programming," to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming. The programming is scheduled to be launched on XM radio in fiscal 2007. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. We anticipate that revenue will be earned from ad sales, direct response advertising and product promotion arrangements. We will receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand.

Other Licensing

      We license the National Lampoon (TM) name to generate revenue. Aside from our film, television and book publishing, our current licensing projects include:

      o the development of National Lampoon(TM) branded Class II and Class III games, as defined in the Indian Gaming Regulatory Act (25 U.S.C.Section 2701, et seq.) through a strategic partnership with Multimedia Games, Inc.,

      o the development of video games with Activision, and selected merchandising arrangements for various consumer products, and

      o     the wireless distribution of our content by Buena Vista Internet
            Group.

National Lampoon Tours

      In October 2004 we entered the travel and tourism business through our wholly-owned subsidiary, National Lampoon Tours, Inc., referred to in this discussion as NL Tours. NL Tours negotiates packages with vendors, such as hotels and airlines, and creates branded vacation tours that are marketed primarily to young adults between the ages of 18 and 30. Aside from transportation and lodging, the tours may include daily activities such as parties and "happy hours", contests and other entertainment. We market to college students utilizing campus promotions, website marketing and keyword Internet search buys.

      During the 2006 fiscal year we marketed three tours during the four peak weeks of college spring break. Destinations included Las Vegas, Nevada, South Padre Island, Texas and Cabo San Lucas, Mexico.

      We are considering scaling down these operations in the future. However, we may continue to provide advertisers, such as Playboy and Pepsi, the ability to market, advertise and promote their products at major spring break locations.

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

      Our success is highly dependent upon such unpredictable factors as the viewing public's taste. Public taste changes, and a shift in demand could cause our products to lose their appeal. Therefore, acceptance of our products, no matter what the medium, cannot be assured.

      We do not represent a significant presence in the entertainment industry.

Advertising

      NLN competes for advertisers with many other forms of advertising targeting the young adult market. These competing forms of advertising media include other television and internet advertising, radio, print, direct mail and billboard. NLN's current list of advertisers continues to grow but these advertisers are not contractually obligated to renew their advertising contracts or to purchase set amounts of advertising in the future. While it is our plan to increase NLN's advertising and promotion activities, NLN does not represent a significant presence in the advertising industry at this time.

Intellectual Property

      We own the common law trademark "National Lampoon(TM)" as used to promote the sale of a variety of goods and services in the United States. Pursuant to an agreement we originally entered into with The Harvard Lampoon, Inc. on October 8, 1969 and amended and restated on October 1, 1998, The Harvard Lampoon, Inc. has consented to our ownership and use of "National Lampoon(TM)", and variations of that mark, on all goods and services, including motion pictures, television programming, radio programming, sound recordings, live performances and merchandising, restaurant, travel and entertainment services, but expressly excluding any new magazine, periodical or pamphlet published under National Lampoon(TM) without the consent of The Harvard Lampoon, Inc., as well as firearms, tobacco products, addictive substances of any kind, articles of personal hygiene, and any items depicting explicit sex acts. We may sublicense our rights to third parties so long as The Harvard Lampoon, Inc. has audit rights to our sublicense agreements with third parties and we enforce quality controls. We cannot grant perpetual terms during which a sublicensee can use the mark in a field (as opposed to a specific product or service). Our rights to National Lampoon(TM) under the concurrent use agreement will terminate if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services. We are required to pay The Harvard Lampoon, Inc. as follows:

      o     as to any print publication, 2% of the net sales price;

      o as to any movie, stage show, television show or radio show, the greater of $2,000 or 2% of the first $2,000,000 of pre-tax profits, 1.75% of any pre-tax profits in excess of $2,000,000 but not to exceed $5,000,000 and 1.5% of any pre-tax profits in excess of $5,000,000; and

      o as to all other products or services, the greater of 2% of our pre-tax profits or $250.

      If we sublicense our rights to unaffiliated third parties, The Harvard Lampoon, Inc. is entitled to receive 10% of any pre-tax profits we receive that are derived from the sale of goods or services by the sub-licensee.

      The concurrent use agreement also provides that The Harvard Lampoon, Inc. will not authorize any party to use the word "Lampoon" during the term of the agreement without our written consent. During the 2005 and 2006 fiscal years, we paid The Harvard Lampoon, Inc. $30,500 and $0, respectively, in accordance with the terms of this agreement. We've accrued approximately $33,000 in royalties currently due to The Harvard Lampoon, Inc.

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

Employees

      As of November 1, 2006 we had 25 full-time employees. We also hire independent contractors, as needed. We consider our employee relations to be satisfactory at the present time.

ITEM 2. DESCRIPTION OF PROPERTY

      Our corporate offices are located in West Hollywood, California under a sublease agreement that expires in April 2007 at which time our lease term converts to a month-to-month basis. We also occupy office space in New York City that is currently leased on a month to month basis. During the 2006 fiscal year, our rent obligation totaled $256,680. During the 2007 fiscal year we expect our lease obligation to be approximately $109,000.

ITEM 3. LEGAL PROCEEDINGS

      National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. Bahia Mar Hotel's response to the complaint is due on or before November 14, 2006.

      Walter Briggs v. National Lampoon, Inc. (Los Angeles Superior Court Case No. BC360336). This complaint was filed on October 16, 2006. Mr. Briggs alleges a cause of action for breach of contract, specifically claiming that we failed to make scheduled payments pursuant to a written agreement with him. The complaint specifically alleges that the amount due and owing from us to Mr. Briggs is at least $16,500. We intend to vigorously defend this action as we believe that it is without merit.

      Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meriut, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. We intend to vigorously defend this action as we believe that it is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Until March 24, 2002, when we were delisted from the Nasdaq Small Cap Market for failing to meet certain listing requirements, our common stock traded on the Nasdaq Small Cap Market under the symbol JTWO. From March 25, 2002 until October 25, 2002, our common stock traded on the Over The Counter Bulletin Board under the symbol JTWO. On October 25, 2002, our common stock symbol changed to NLPN. On March 11, 2005 we submitted an application to the American Stock Exchange to be traded under the ticker symbol NLN. On July 21, 2005 the American Stock Exchange notified us that the application was approved. On August 2, 2005 our stock ceased trading on the Over the Counter Bulletin Board and on August 3, 2005 it began trading on the American Stock Exchange. The table below sets forth the range of high and low bids of our common stock for each quarter for the last two fiscal years as reported by the American Stock Exchange and the Over the Counter Bulletin Board. The Over the Counter Bulletin Board prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The closing sales prices have been adjusted to reflect the two-for-one stock split that was effective on September 15, 2004.

                                                                    High    Low
                                                                   -----   -----
Fiscal Year Ended July 31, 2006
First Quarter Ended October 31, 2005                               $3.85   $2.05
Second Quarter Ended January 31, 2006                              $2.98   $2.00
Third Quarter Ended April 30, 2006                                 $3.06   $2.30
Fourth Quarter Ended July 31, 2006                                 $2.67   $1.05

                                                                    High    Low
                                                                   -----   -----
Fiscal Year Ended July 31, 2005
First Quarter Ended October 31, 2004                               $7.75   $3.00
Second Quarter Ended January 31, 2005                              $4.20   $1.75
Third Quarter Ended April 30, 2005                                 $4.40   $2.00
Fourth Quarter Ended July 31, 2005                                 $4.85   $2.10

      As of November 1, 2006, we had approximately 254 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

      Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which our common stock is traded, on the trading date immediately preceding the date that we become liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued will be computed using the closing price of the last date on which trades were made and reported. As of July 31, 2006, dividends totaling $2,441,043 were accrued on our Series B and Series C Convertible Preferred Stock which, if payable as of that date, would have required us to issue 822,021 shares of common stock in payment of the Series B Convertible Preferred Stock dividends and 899,137 shares of common stock in payment of the Series C Convertible Preferred Stock dividends based on a closing price of $1.42 per share on July 31, 2006 as reported by the American Stock Exchange.

Equity Compensation Plans

      On January 30, 2002 our Board of Directors approved the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "Equity Incentive Plan"). The Equity Incentive Plan was approved by our stockholders on April 25, 2002. The discussion below is a brief summary, which is qualified in its entirety by the full text of the Equity Incentive Plan.

      The Equity Incentive Plan has a term of 10 years and is currently administered by our Board of Directors, which shall be referred to in this discussion as the "Administrator". Pursuant to the Equity Incentive Plan, the Administrator may grant to eligible persons, which include employees, officers, directors, consultants and advisors, awards of options (which may be qualified or non-qualified, depending upon whether or not the eligible person is an employee), stock appreciation rights (commonly known as "SARs") or deferred common stock or restricted common stock. 1,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. The number of shares of common stock set aside for grants was increased to 2,500,000 in the 2004 fiscal year. In September 2004 our Board of Directors authorized a two-for-one stock split, making 5,000,000 shares of common stock available for grants. As of July 31, 2006, we had 25 employees, three officers and seven directors (one of whom is also an officer) who would be eligible to receive awards from the Equity Incentive Plan. As of July 31, 2006, we had issued options to employees to purchase a total of 4,289,393 shares of our common stock.

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

      A recipient will recognize no income upon grant of an incentive option and incur no tax on its exercise (unless the recipient is subject to the alternative minimum tax). If the recipient holds the stock acquired upon exercise of an incentive option (the "ISO Shares") for more than one year after the date the option was exercised and for more than two years after the date the option was granted, the recipient generally will realize capital gain or loss (rather than ordinary income or loss) upon disposition of the ISO Shares. This gain or loss will be equal to the difference between the amount realized upon such disposition and the amount paid for the ISO Shares.

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

      A recipient will not recognize any taxable income at the time a non-qualified option is granted. However, upon exercise of a non-qualified option, the recipient will include in income as compensation an amount equal to the difference between the fair market value of the shares on the date of exercise and the recipient's exercise price. The included amount will be treated as ordinary income by the recipient and may be subject to withholding. Upon resale of the shares by the recipient, any subsequent appreciation or depreciation in the value of the shares will be treated as capital gain or loss. There is no tax consequence to National Lampoon as a result of either the grant or the vesting of non-qualified stock options. There is also no tax consequence to National Lampoon as a result of either the grant or the vesting of incentive stock options. However, if an employee fails to meet the rules governing incentive stock options (for example, by selling the stock sooner than the rules allow), we would be allowed a tax deduction to the extent that the employee had ordinary taxable income from the disqualified incentive stock option. We are required to withhold FICA, Medicare and federal income taxes from both employees and former employees upon disqualified dispositions of incentive stock options. We are also subject to FICA, Medicare and FUTA on the amounts that are deemed to be wages.

      The following table sets forth the number of options received or to be received from the Equity Incentive Plan by each of our executive officers (our Chief Executive Officer, President and Chief Financial Officer), all current executive officers as a group, all current directors who are not executive officers as a group, each associate of any such director or executive officer and each person who received or will receive 5% of the option awards made or to be made and all employees, including our current officers who are not executive officers, as a group:

                                                               Number of Options
                                                               Received or To Be
                                                                    Received
                                                               -----------------
Daniel S. Laikin, Chief Executive Officer and Director           1,144,660
Douglas S. Bennett, Former President                               776,000 (1)
Bruce K. Long                                                       50,000
Jeff Gonzalez, Interim Chief Financial Officer                           0
All current executive officers, as a group                       1,970,660
All current directors who are not executive officers, as a
  group                                                          1,827,040
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

      On October 27, 2005 our Board of Directors adopted the National Lampoon, Inc. 2005 Consultant Plan (the "2005 Plan"). We obtained shareholder approval of the 2005 Plan on January 18, 2006. The purpose of the 2005 Plan is to allow us to use our securities to obtain and retain the consulting services of persons upon whose judgment, initiative, efforts and/or services we rely. We have set aside 250,000 shares of our common stock for awards to be made from the 2005 Plan. Officers, directors and employees of our company are not eligible to receive awards from the 2005 Plan. The term of the 2005 Plan is 10 years.

      The 2005 Plan is administered and interpreted by a committee consisting of two or more members of the Board but if no committee is appointed, then the Board administers and interprets the 2005 Plan. The committee has the authority to designate the persons eligible to receive awards, grant awards, impose limitations, restrictions and conditions upon any award, interpret and administer the 2005 Plan and delegate all or a portion of its authority to take these actions to one or more of our executive officers who are also directors. Awards consist of grants of shares of our common stock, either as a bonus or as compensation for services rendered and options. The committee may subject shares of common stock granted as awards to vesting conditions. If vesting conditions are not satisfied, we may require the award recipient to forfeit the unvested shares. Option grants may also be subject to vesting conditions. The exercise price of any option may not be less than 85% of the fair market value of the common stock on the date of grant. Options may only be exercised for cash.

      The Board has the authority, without shareholder approval, to amend the 2005 Plan to increase the number of shares to be reserved and issued under it.

      Set forth in the table below is information regarding awards made pursuant to the Equity Incentive Plan, as well as other outstanding warrants and rights granted through July 31, 2006, the most recently completed fiscal year.

                                                                                                               Number of securities
                                                                                                             remaining available for
                                                                                                              future issuance under
                                                            Number of securities to     Weighted average       equity compensation
                                                            be issued upon exercise    exercise price of         plans (excluding
                                                            of outstanding options,   outstanding options,   securities reflected in
Plan Category                                                 warrants and rights      warrants and rights          column 2)
-------------                                               -----------------------   --------------------   -----------------------
Equity Compensation Plan Approved by Security Holders              4,663,393                  $2.66                336,607 (1)
Equity Compensation Plan Not Approved by Security Holders             N/A                      N/A                     N/A

(1) This number represents the remaining shares of common stock in the Equity Incentive Plan and the 2005 Plan as of the end of our last fiscal year, July 31, 2006.

Sales of Unregistered Securities

      Beginning in May 2006 we entered into an agreement with Michael Kassan to provide consulting services to us. In exchange for his services, we issued 3,500 shares of restricted common stock to him on the first of each month during the service period. He served a total of three months during the fiscal period ended July 31, 2006. We issued a total of 10,500 shares of restricted common stock having a total value of $16,660.

      On June 9, 2006 5,554 shares of restricted common stock having a value of $15,000 were issued to Porter Levay & Rose for public relations services that were rendered to us.

      We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

      We are a media and entertainment company that creates and distributes comedic content. The National Lampoon(TM) brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the production of motion pictures, including National Lampoon's Animal House and National Lampoon's Vacation.

      Our plan is to expand the use of our brand in order to increase the revenue we generate through license fees, advertising and other sources. We are pursuing this plan as follows:

Licensing

      We derive a substantial portion of our revenue from license fees relating to the production of new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. We license the National Lampoon(TM) brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products.

      For the year ended July 31, 2006, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled $931,738, or approximately 25% of all the revenues we earned during the 2006 fiscal year.

National Lampoon Networks

      During the fiscal year ended 2006, we established two new internet site destinations called TOGA TV and the National Lampoon Humor Network with a third site scheduled for launch in the second quarter of the 2007 fiscal year to compliment our current home page, nationallampoon.com. We sell advertising space on these sites in the form of video streamed commercials along with banner advertisements. We believe that we provide an appealing platform to those advertisers who want their commercial messages to reach the college age market. For those businesses targeting the college market, NLN provides an integrated marketing platform that includes internet advertisers, on-air advertising, and field marketing.

      We recently entered into a content distribution agreement with AOL whereby we launched the National Lampoon Video Channel on the AOL video service. We sell advertising space, including video streaming, on AOL's service

      National Lampoon Networks, Inc. also has more than 200 affiliated college and other television stations, reaching nearly 2 million college students in their dormitories and other places of residence.

      Aside from providing an outlet for advertisers targeting the college market, National Lampoon Networks develops, produces and distributes comedic television programming to college audiences through its network. AV Squad, Greek Games, College Town and Master Debaters are among some of the television and internet programming that we developed and produced and are now distributing in the retail market.

      For the year ended July 31, 2006, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled $2,283,610, or approximately 62% of all the revenues we earned during the 2006 fiscal year.

Travel Services

      In October 2004 we entered the travel and tourism business through our wholly-owned subsidiary, National Lampoon Tours, Inc., referred to in this discussion as NL Tours. NL Tours negotiates packages with vendors, such as hotels and airlines, and creates branded vacation tours that are marketed primarily to young adults between the ages of 18 and 30. Aside from transportation and lodging, the tours may include daily activities such as parties and "happy hours", contests and other entertainment. We market to college students utilizing campus promotions, website marketing and keyword Internet search buys.

      During the 2006 fiscal year we marketed three tours during the four peak weeks of college spring break. Destinations included Las Vegas, Nevada, South Padre Island, Texas and Cabo San Lucas, Mexico.

      We are considering changing some of these operations in the future by outsourcing or licensing specific areas of the tourism segment. However, we intend to maintain our presence at major spring break events in order to provide advertisers who use our services with the opportunity to market, advertise and promote their products at these locations.

      For the year ended July 31, 2006, we earned $197,929 from National Lampoon Tours, or approximately 5.4% of all the revenues we earned during the 2006 fiscal year.

Publishing

      In October 2002 we entered into an agreement with Rugged Land LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, National Lampoon's Big Book of True Facts and National Lampoon's Encyclopedia of Humor.

      During the 2006 fiscal year we began publishing our books. The first book was released during the 2006 fiscal year and was titled National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog]. Four other books, National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes, National Lampoon's Favorite Cartoons of the 21st Century and National Lampoon's Not Fit for Print are due out in the first and second quarters of 2007.

      For the year ended July 31, 2006, revenues derived from our publishing activities totaled $95,834, or approximately 2.6 % of all the revenues we earned during the 2006 fiscal year.

Motion Picture and Television Programming

      With the exception of films produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Twenty-nine motion pictures have been released using the National Lampoon(TM) name and approximately five additional motion pictures are planned for release during the 2007 fiscal year of which three will be financed and produced directly by National Lampoon, Inc. We decided to again produce and finance motion pictures under the National Lampoon name in order to expand our brand awareness. During the 2006 fiscal year, we provided creative and production services on the development of projects for which we received a fee. For the fiscal year ended July 31, 2006, we earned $178,583, or approximately 4.8% of all the revenues we earned during the 2006 fiscal year, providing production and creative services.

Library

      Our library includes 247 issues of National Lampoon Magazine, which we continue to use to generate new content for movies, television programming and other licensing opportunities. Our library also consists of television programming, including more than 300 hours of footage produced for National Lampoon Networks, radio programming, recordings and other materials.

Business Objective

      We intend to provide National Lampoon(TM) comedic content to as many consumers as possible by expanding the use of our brand. The following describes the ways in which we plan to achieve this goal.

      o We plan to continue to expand National Lampoon Networks by adding new internet sites and driving traffic to these sites. We will concentrate our efforts on measured marketing and sell available advertising and marketing space on our expanding network. We will continue to create, produce and acquire programming for all of our web sites as well as our college network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.

      o We intend to expand our film library by increasing the number of film products we produce internally. We are actively developing four new projects and are finalizing terms with cable networks and home video distributors whereby we will be guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

      o We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon(TM) brand.

      o We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events. We have hired a person to work on product placement and licensing.

      o National Lampoon Networks continue to provide field marketing campaigns for various advertisers.

      o We started publishing and distributing books we create to continue capitalizing on the National Lampoon brand.

      o NL Radio, LLC plans to launch an entertainment radio format using our brand. We own a 25% interest in NL Radio, LLC.

Critical Accounting Policies

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our revenue from National Lampoon Networks and film distribution is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights and the sale of home videos. Revenue is recognized in accordance with the requirements of SOP 00-2. Revenue from broadcast licensing agreements, together with related costs, are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from internet advertising sales is recognized once the flight or advertisement campaign is completed based on the terms of the contract. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collecting the proceeds.

Production Costs

      We capitalize all television and film production costs. In accordance with the guidance set forth in SOP 00-2 paragraphs 33 and 39(b) for episodic television series, ultimate revenue can include estimates for the secondary markets once we can demonstrate through our history or through industry norms that the number of episodes produced, plus those for which a firm commitment exists, can be licensed in the secondary market. In the 2005 fiscal year we determined, in accordance with the guidelines of paragraph 39(b), that we had produced enough episodes to allow us to license the series in a secondary market. We made this determination based on historical sales for similar projects, with a similar number of episodes produced, and management estimates the ultimate revenues using this data.

      We began to capitalize production costs in accordance with SOP 00-2 paragraphs 38 to 40, based on the ultimate revenue we estimated using historical data that would be generated from the initial and secondary markets by each episodic television series for produced episodes. Using SOP 00-2, we amortize such capitalized production costs in accordance with the provisions included in paragraphs 34 through 37 by the film forecast method, revising the estimates of ultimates each period as necessary to reflect the most current information available. We evaluate such costs for impairment in accordance with paragraph 44 if any events or circumstances, such as those set forth in paragraph 43 indicate that the fair value of the project may be less than the unamortized amounts remaining on the books.

Reorganization Transaction

      In the discussion below, we sometimes refer to the "Reorganization Transaction". The Reorganization Transaction occurred on May 17, 2002, when a group of investors that we refer to as "the NLAG Group" completed the acquisition of our Series B Convertible Preferred Stock and warrants to purchase our common stock, thereby gaining voting control of our company.

Results of Operations

      We operate in five business segments, namely, licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; advertising and promotion on our internet websites, field marketing, live events and the distribution of television programming on college campuses; production television and DVD products; the sale of travel packages to young adults; and production of motion pictures through National Lampoon Clubhouse, Inc.

      Segment operating income (loss) excludes the amortization of intangible assets, interest income, minority interest and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

Year ended July 31, 2006 as compared to the year ended July 31, 2005

Summarized financial information for the years ended July 31, 2006 and 2005 for our segments is as follows:

                                  Publishing &   Advertising &
                                    Licensing      Promotion      Production   Travel Services   Clubhouse       Total
                                  ------------   -------------   -----------   ---------------   ---------   ------------
Fiscal Year Ended July 31, 2006
  Segment revenue                 $ 1,027,572     $ 2,283,610    $   178,583      $ 197,929      $      --    $ 3,687,693
  Segment operating (loss)        $(2,752,024)    $(1,978,017)   $  (866,037)     $(653,712)     $(714,510)   $(6,964,300)

Fiscal Year Ended July 31, 2005
  Segment revenue                 $ 2,034,614     $ 1,321,771    $   223,333      $  93,724      $      --    $ 3,673,442
  Segment operating (loss)        $(2,649,000)    $(1,754,000)   $(3,741,000)     $(242,000)     $(100,387)   $(8,486,387)

      Since the Reorganization Transaction, our business has changed. As a result of our acquisition of National Lampoon Networks, we began creating programming for this division and undertaking advertising and promotion activities. We also began publishing National Lampoon Books. In the table above, production revenue includes films, television and home entertainment; licensing and publishing include the licensing of our name and sale of our books; advertising and promotion revenue represent the revenue earned by National Lampoon Networks which includes online and cable advertising and street promotions; and travel services represents the revenues earned by National Lampoon Tours, Inc.

      Licensing Revenue. Licensing revenue (which includes revenue earned from our publishing activities) of $1,027,572 for the year ended July 31, 2006 represents a decrease of approximately $1,007,041 or 49% from licensing revenue for the year ended July 31, 2005. During 2005, we were paid a $400,000 advance on video royalties from Genius Products as well $100,000 from Creative Tours for the video game rights to our brand name with no corresponding payment in 2006. Furthermore, Dorm Daze was released in video in 2005 which generated $200,000 more in licensing fees in 2005 as compared to 2006. Also in 2005, we received approximately $250,000 more in royalties on older titles than in 2006.

      The operating loss related to licensing revenue of $2,752,024 increased by $103,024 or 3% in the year ended July 31, 2006, from the year ended July 31, 2005. The small increase in the loss is the result of having less revenue recognized in 2006 as compared to 2005 and the reduction of approximately $290,000 in direct costs with the remaining reduction derived from the decrease in indirect costs.

      Advertising and Promotion Revenue. Advertising and promotion revenue from National Lampoon Networks totaled $2,283,610 during the year ended July 31, 2006, as compared to $1,321,771 for the year ended July 31, 2005, representing an increase of $961,838 or 72%. The increase was the result of a $500,000 increase in internet advertising on our three new websites but was partially offset by a $200,000 decrease in cable advertisements. We continue to expand and improve our digital distribution and entertainment capabilities resulting in increased revenue from our network and affiliate network of internet websites. Furthermore, revenue from our field promotions increased approximately $640,000 as a result of the marketing and promotion of five motion picture releases in 2006 as compared to only two in 2005.

      The operating loss related to advertising and promotion revenue of $1,978,017 for the year ended July 31, 2006 increased $224,000 or 12% as compared to $1,754,000 in the year ended July 31, 2005. Even though revenue increased 72%, we realized costs associated with the launch of the new websites which offset all profit margins associated with advertising sales on the internet. Many of these costs are nonrecurring and we have reduced our internet servicing costs by up to 50% beginning in the 2007 fiscal year. Furthermore, promotions in 2006 were sold at or near cost as an incentive for our customers to purchase licensing or media advertising from us.

      Production Revenue. For the year ended July 31, 2006, production revenue was $178,583 as compared to $223,333 for the same period in 2005. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. However, we are planning to expand our productions and we are negotiating with domestic pay television broadcasters and home video distributors for output arrangements which will guarantee us a minimum return on each new motion picture release. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business. In 2005, we received an advance from a video distributor for some of our library product. No such payment was made in 2006, resulting in a reduction of production revenue.

      The segment operating loss decreased $2,920,046 or 76% as indirect costs associated with this segment decreased substantially from the prior year. During 2005 we recognized approximately $4,400,000 in nonrecurring indirect costs for all the related segments. These costs included approximately $2,600,000 in severance paid to the previous CEO of the company, $1 million in warrant modification costs, $165,000 in the forgiveness in debt along with $560,000 more in consulting fees paid through the issuance of stock options during 2005 as compared to 2006.

      Travel Services Revenue. During the year ended July 31, 2006, National Lampoon Tours recognized revenue of $197,929 as compared to $93,724 during the same period in 2005 a 111% increase. Segment operating loss increased from $242,000 in 2005 to $653,712 in 2006 or 170%. The increase in both revenue and cost were the result of increasing the number of spring break locations from two in 2005 to three in 2006.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended July 31, 2006 were $5,304,000 as compared to $5,096,000 for the year ended July 31, 2005, an increase of only $208,000 or approximately 4%. During the year ended July 31, 2006, approximately 53% of our selling, general and administrative expenses consisted of salary expense totaling $2,851,000, as compared to salary expense of approximately $2,433,000 which represented 56% of selling, general and administrative expenses for the year ended July 31, 2005. The increase of $419,000 in salary expense for the year ended July 31, 2006 was primarily the result of the addition of three new sales positions in the National Lampoons Networks division and the increase in annual salaries to Mr. Daniel Laikin, our Chief Executive Officer and Douglas Bennett, our former President. During the year ended July 31, 2006, selling, general and administrative expenses also included consulting fees of $589,000 as compared to $499,000 during the same period in the prior year as we expanded our operations into the internet market. This was offset by a $244,000 reduction in legal fees, from $532,000 during the year ended July 31, 2005 to $288,000 for the same period in 2006, as well as a decrease of $162,000 in investor public relations costs from $366,000 for the period ended July 31, 2005 to $204,000 during the same period in 2006. The additional expenses incurred during the period ended July 31, 2005 related primarily to the public offering that we completed August 8, 2005. During the years ended July 31, 2006 and July 31, 2005, selling, general and administrative expenses also included the following:

                                                         Year Ended   Year Ended
                                                          July 31,     July 31,
Expense                                                     2006         2005
-------                                                  ----------   ----------
Employee health benefits                                 $  163,000   $  150,000
Accounting expense                                          157,000       83,000
Rent expense                                                257,000      220,000
Interest expense                                                  0      148,000
Registration fee to American Stock Exchange                  21,000       74,000
Advertising and marketing                                    30,000       50,000
Travel and entertainment                                    164,000       91,000
Corporate insurance                                         132,000      117,000
Computer and communications                                  65,000       96,000
Other                                                       413,000      247,000
                                                         ----------   ----------
Total                                                    $1,402,000   $1,276,000
                                                         ==========   ==========

      Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the five segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

      During the year ended July 31, 2006, we recorded expenses of $271,000 associated with the granting of stock, options and warrants to advisors and consultants as compared to expenses of $831,000 incurred for the year ended July 31, 2005.

      Expenses associated with the modification of warrants were approximately $1,082,695 for the year ended July 31, 2005 as compared to no expense for the year ended July 31, 2006. Warrants for the purchase of common stock issued in May 2002 in connection with the sale of units of our Series B Convertible Preferred Stock were modified to be identical in price and term with the warrants issued in conjunction with the offering of our Series C Convertible Preferred Stock. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of our common stock, totaled $904,897, which has been recognized as a charge to operations. Further, during the year ended July 31, 2005, we modified certain options for the purchase of common stock granted to James P. Jimirro. Pursuant to the terms of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan, the options would have expired, if not exercised, 90 days following Mr. Jimirro's separation from service. The option agreements have been amended so that they are not subject to this section of the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan and will instead expire in accordance with the terms of the original grant. The expense associated with this modification was $177,798. There was no corresponding expense during the year ended July 31, 2006. On January 28, 2005 we recorded an expense of $2,577,497 representing costs related to Mr. Jimirro's separation from service, including a salary cost of $2,523,800 and a payment of $53,697 to a leasing company in order to transfer ownership of an automobile to Mr. Jimirro. There were no corresponding expenses during the year ended July 31, 2006.

      Interest income during the year ended July 31, 2006 increased to approximately $76,000 from $8,000 in interest income earned during the year ended July 31, 2005. The $68,000 increase during the period was primarily a result of the investment of funds from the offering completed on August 8, 2005. During the year ended July 31, 2005 the Company incurred charges resulting from forgiveness of a loan plus interest which had an unpaid balance of approximately $165,820 that was due from James P. Jimirro to us. This loan forgiveness was part of the benefits paid or transferred to Mr. Jimirro upon his separation from service in accordance with the terms of his employment agreement. No corresponding charges were incurred during the 2006 fiscal year. We also incurred $313,000 in debt issuance costs for the period ended July 31, 2006, and $327,000 for the corresponding period in 2005.

      For the year ended July 31, 2006, we had a net loss of $6,859,000 as compared to a net loss of $8,669,000 for the year ended July 31, 2005, representing a decrease in net loss of $1,810,000 or 21%. The decrease in net loss resulted primarily from nonrecurring costs, incurred during the fiscal year ended July 31, 2005, of approximately $2,600,000 which was paid to Mr. Jimirro on his separation from service, the expense of approximately $1,082,695 associated with modifying the terms of stock options and warrants, and the forgiveness of $166,000 in debt and interest. The reduction in costs was partially offset by a $1.9 million increase in direct costs related to advertising and promotions before overhead allocation as we increased the number of film marketing campaigns we undertook and expanded the number of our internet websites. We also wrote down $670,000 in film costs related to the film Monster Night.

      During the years ended July 31, 2006 and 2005, we had no provision for income taxes due to the significant net losses we incurred during these periods. For the year ended July 31, 2005, we recognized the beneficial conversion feature attributable to the Series C Convertible Preferred Stock of $2,280,906, which is treated as preferred dividend with no corresponding conversion during the same period in 2006. We also accrued dividends of $1,329,000 during the fiscal period ended July 31, 2006 and $1,114,000, during the same period in 2005 for a total of $2,441,043 at July 31, 2006. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $8,187,000 or $1.20 per share versus a net loss attributable to common shareholders of $12,063,595 or $3.69 per share for the year ended July 31, 2005.

Liquidity and Capital Resources

      We have not generated positive cash flow from operations over the past few years and we do not expect to do so for at least 12 months. Our principal sources of working capital during the year ended July 31, 2006 consisted of proceeds from the public offering of our common stock along with loans from our principal officers and directors.

      For the year ended July 31, 2006, our net cash flow used in operating activities was $6,171,683 as compared to $6,803,573 of net cash flow used in operating activities during the year ended July 31, 2005. The decrease in cash flow from operations was primarily attributable to the payout made to James P. Jimirro, our former Chief Executive Officer and President, upon his separation from service for the fiscal year ended July 31, 2005 with no corresponding payout during the same period in 2006. The cash savings was offset by a $1.9 million increase in operating expenses directly related to promotions and advertising associated with the marketing of five motion pictures during the fiscal year ended July 31, 2006 as compared to marketing only three motion pictures during the same period in 2005. Promotions and advertising also included costs associated with our expanded internet presence which was relatively nonexistent in 2005. Cash provided by financing activities was $6,196,000 for the fiscal year ended July 31, 2006, as compared to $6,915,000 for the fiscal year ended July 31, 2005. The funds were primarily obtained from the offering of our common stock that we undertook in August 2005 offset by the partial payment of notes payable to officers and directors and offering costs. Financing activities for the fiscal year ended July 31, 2005 included a convertible preferred stock offering and proceeds obtained from debt financing.

      As of November 1, 2006, we had cash on hand of approximately $123,000 and receivables totaling $561,000. We also have over $3,750,000 of revenue from contractual and oral commitments from advertisers and licensors including Universal Pictures, Oasys Mobile, E Entertainment, Lions Gate, MGM and others of which the majority will be realized by the end of the second quarter of fiscal year 2007. We believe this along with some debt financing provided by our Chief Executive Officer and one member of our board of directors will provide adequate cash to fund our ongoing operations and capital requirements for the next twelve months.

      Our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at July 31, 2006, is $625,000 down from $2.9 million at July 31, 2005.

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

      Our financial statements for the fiscal year ended July 31, 2006, contain an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

      The table below sets forth our contractual obligations as of July 31, 2006.

                                             Payments Due by Period
                                ------------------------------------------------
                                           Less than   1 - 3   3 - 5   More than
                                  Total     1 year     years   years    5 years
                                --------   ---------   -----   -----   ---------
Note Payable                    $ 42,000    $ 42,000    $--     $--       $--
Notes Payable on Demand          583,000     583,000     --      --        --
Operating Leases                 122,600     122,600    $        --        --
                                $747,600    $747,600    $        --        --

Recent Accounting Pronouncements

      In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and achieve more consistency in the accounting for certain financial instruments. This Statement permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the entire instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement No. 155 is effective for all of the Company's financial instruments acquired or issued after December 31, 2006. The Company believes the adoption of SFAS 151 will not have a material effect on its results of operations, financial position or cash flows.

      In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). This standard amends the guidance in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is either: (i) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for those fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on the Company's financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB")No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

      In October 2006, the FASB issued SFAS No. 158 "Employers' Accounting for defined benefit and other postretirement plans" which amends SFAS No.'s 87, 88, 106, and 132R. The statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan in its statement of financial position. SFAS No. 158 is effective for fiscal years beginning after December 15, 2007. The Company does not maintain a defined benefit plan and as such it will not have any impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R) and, although we have not yet finished our estimates to enable us to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, we believe the impact will be significant to our overall results of operations and financial position.

Factors Affecting Business, Operating Results and Financial Condition

Risks Related To Our Business Operations

We have incurred losses in the past and losses may continue.

      We sustained a net loss of $6,859,085 and a net loss attributable to common stockholders of $8,186,609 for the fiscal year ended July 31, 2006. As of July 31, 2006, we had an accumulated deficit of $38,753,114. Our last profitable quarter was the quarter ended January 31, 2002 and our last profitable fiscal year was the fiscal year ended July 31, 2000. We may not attain operating profits in the future.

We may be unable to meet our future capital requirements. If we are unable to raise capital as we need it, we may have to curtail our operations.

      We have not generated positive cash flow from operations over the past few years. Our capital requirements have been and will continue to be significant. In order to fund shortages of capital during the past two fiscal years, we have borrowed money from our major stockholders and sold our securities.

      If we need to raise additional capital in the future and we are unsuccessful in finding financing, we may be required to severely curtail our operations, which would have a material adverse affect on our business.

Our revenues and results of operations vary from quarter to quarter. If we fail to project accurately and experience significant revenue shortfalls, we could be forced to discontinue a portion or all of our operations.

      Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures and television programming. While most of our licensing fees are paid immediately upon entering into the license agreements, some are deferred until the licensor's production costs are recouped. Production fees are not earned until the production is begun and expenses related to the production are incurred. Furthermore, motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods. If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to find financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

We enter into agreements to develop ideas and properties, however we may decide to abandon a project rather than to complete the development of it.

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

We depend on the National Lampoon(TM) trademark and related properties for a significant portion of our revenue. Any erosion of our brand could have a material adverse effect on our business.

      Our revenue is primarily derived from exploitation of the National Lampoon(TM) trademark. Any erosion of brand recognition of that trademark and its related properties or our failure to adequately protect our intellectual property could have a material adverse effect on our business, results of operations and financial position. Our business also depends upon the protection of the intellectual property rights that we have in our entertainment properties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

      In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become a party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of someone else's intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as requiring us to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention from our business and materially adversely affect our financial condition and results of operations

We depend on the services of Daniel S. Laikin and Bruce Long. If we were to lose the services of either of these individuals, it could have a material, adverse effect on our business.

      We are dependent upon the services of Daniel S. Laikin and Bruce Long. The loss of their services could have a material adverse effect on our business, results of operations and financial position. We do not carry key-person life insurance on these individuals.

Termination of our agreement with The Harvard Lampoon, Inc. would adversely affect our business and results of operations.

      We license the use of the word "Lampoon(TM)" from The Harvard Lampoon, Inc. pursuant to an agreement we originally entered into on October 8, 1969. Pursuant to this agreement, as it was amended and restated on October 1, 1998, we would lose our right to use the word "Lampoon" in our mark if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services. Loss of the use of the word "Lampoon" in our mark would have a material adverse effect on our business and results of operations.

Our dependence on a limited number of projects means that the loss or failure of a major project could have a material adverse effect on our business.

      A portion of our revenue is generated from a limited number of films, television programs, and other projects that change from period to period. Projects vary from period to period due to the opportunities available to us and to audience response, both of which are unpredictable and subject to change. The loss or failure of a major project, unless replaced by other projects, could have a material adverse effect on our results of operations and financial condition as well as on the market price of our securities. There is no assurance that any project we release will be successful.

Failure to attract and retain qualified personnel may adversely affect our business.

      We believe that our performance and future success will depend in large part upon our ability to attract and retain highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in the television industry. If we do not succeed in attracting skilled personnel or in retaining our current personnel, our business could be adversely affected. Competition for such individuals, especially creative and technical talent, is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications.

Risks Related To National Lampoon Networks, Inc.

If National Lampoon Networks, Inc. is not successful in increasing its advertising revenues, it may not be able to operate profitably.

      During the 2006 fiscal year, advertising, promotion and licensing revenue earned by our subsidiary, National Lampoon Networks, Inc., accounted for approximately 61% of all the revenue we earned. National Lampoon Networks, Inc. earns advertising revenue through its various internet websites, on-air advertising during its programming as well as through live promotional events and field marketing, such as product sampling. Our plan is to increase our revenue by increasing National Lampoon Networks' online programming and expanding its network. If National Lampoon Networks, Inc. is unable to increase its programming and expand its internet network as planned, it may not be able to operate profitably.

National Lampoon Networks, Inc. depends on a limited number of advertisers. The loss of a significant portion of these advertisers could adversely affect its advertising revenues.

      We anticipate that National Lampoon Networks' operating results will continue to depend to a significant extent upon revenues from a small number of advertisers. There may be little or no continuity in advertisers from period to period because few advertisers are contractually obligated to renew their advertising contracts or to purchase set amounts of advertising in the future. As a result, the failure of National Lampoon Networks, Inc. to renew advertising contracts, to replace advertisers who do not choose to continue advertising on the network or to sell its expected minimum number of advertisements could adversely affect our advertising revenues.

Sales cycles vary for advertising and may cause our revenues for one or more quarterly periods to be adversely affected.

      The advertisers' sales cycles for advertising may vary significantly. The time between the date of initial contact with a potential advertiser or sponsor and receipt of a purchase order may range from as little as six weeks to up to nine months. In addition, during these sales cycles, we may expend substantial funds and management resources but not generate advertising revenues. Therefore, if these sales are delayed or do not occur, our revenues for one or more quarterly periods may be adversely affected.

      Aside from budgetary cycles, our receipt of advertising revenues may be delayed due to things over which we have little or no control, including the following:

      o     advertisers' budgetary constraints;

      o     the timing of completion of advertisements by advertisers; and

      o the possibility of cancellation or delay of projects by advertisers or sponsors.

Tracking and measurement standards for advertising are evolving and create uncertainty with advertisers, which may lead to a decrease in advertising revenue.

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

      We are planning to expand National Lampoon Networks' operations by continuing to expand its internet network. If we are successful in expanding National Lampoon Networks' business, it will be exposed to greater overhead, marketing and support costs and other risks associated with expansion. To manage its growth effectively, National Lampoon Networks must improve and expand its general operations and hire and manage additional personnel. We cannot assure you that National Lampoon Networks, Inc. will be able to effectively do this. If growth is not effectively managed, our business and operations may be materially adversely affected.

Failure to continue to develop content that attracts National Lampoon Networks' targeted audience or a decline in the strength of the National Lampoon(TM) brand could cause a decrease in the size of the audience or it could change the demographics of the audience, resulting in a loss of advertising revenue.

      The future success of National Lampoon Networks depends on its ability to continue to develop or license content that is interesting and engaging to its targeted audience, which is primarily comprised of young adults. In addition, the success of its business will depend, to a large extent, upon the continued brand strength of the National Lampoon(TM) trademark and associated logos. The strength of the brand will depend, among other things, upon continued promotion of the brand by National Lampoon Networks. If the young adult audience determines that National Lampoon Networks' content does not reflect its tastes, or if the tastes of the young adult audience change and we do not react to those changes effectively or in a timely manner, or if our brand becomes less appealing to young adults, then audience size could decrease or the demographic characteristics of the audience could change. Any such occurrence would adversely affect the ability of National Lampoon Networks to attract advertisers and may also negatively impact our revenues.

If significant comedic content developed by third parties is not available to us on favorable terms or at all, it could adversely affect our business.

      Because much of National Lampoon Networks' content is provided by third parties at minimal or no charge, we depend on our good relations with our content providers to offer content that we believe appeals to National Lampoon Networks' audience. Some of our content providers are also competitors, and in the future may decide to limit our access to content or change prices or demand terms that are unfavorable or discriminatory. Neither we nor National Lampoon Networks have long-term contracts with our content providers, and we cannot assure you that they will continue to make their content available to us on reasonable terms or at all. If content providers charge significant fees for their content or otherwise alter or discontinue their relationships with us or with National Lampoon Networks, it would adversely affect our business and competitive position.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

Report Of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet at July 31, 2006                                  F-2

Consolidated Statements of Operations for the Years
Ended July 31, 2006 and 2005                                                 F-3

Consolidated Statements of Shareholders' (Deficit) for
the Years Ended July 31, 2006 and 2005                                       F-4

Consolidated Statements of Cash Flows for the Years
Ended July 31, 2006 and 2005                                                 F-5

Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors National Lampoon, Inc., West Hollywood, California

We have audited the accompanying consolidated balance sheet of National Lampoon, Inc. and Subsidiaries (the Company) as of July 31, 2006, and the related consolidated statements of operations, shareholders (deficit) and cash flows for each of the two years in the period ended July 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Lampoon, Inc. and subsidiaries as of July 31, 2006 and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's net loss and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Stonefield Josephson, Inc.
                                        ----------------------------------------
                                        CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
November 1, 2006

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   ----------

                                                                    Year Ended
                                                                   July 31, 2006
                                                                   -------------
                         ASSETS
CURRENT ASSETS
  Cash                                                             $     74,601
  Accounts receivable, Net of reserves of $135,501                      750,410
  Prepaid expenses and other current assets                              58,822
                                                                   ------------
    Total current assets                                                883,833
                                                                   ------------
NON-CURRENT ASSETS
  Fixed assets, net of accumulated depreciation                          17,572
  Capitalized television and film production costs, net of
    $884,750 in film financing and $1,210,429 of
    amortization  (Note C)                                              693,840
  Capitalized publishing costs, net of $54,785 of
    amortization                                                         85,852
  Intangible assets, net of accumulated amortization of
    $4,229,285                                                        1,777,348
                                                                   ------------
    Total non-current assets                                          2,574,612
                                                                   ------------
TOTAL ASSETS                                                          3,458,445
                                                                   ============
         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                 $    950,959
  Accrued expenses                                                      122,593
  Payroll accrual                                                       128,956
  Accrued royalties                                                     439,667
  Accrued dividends (Note F)                                          2,441,043
  Notes payable (Note  G) - related party, including
    interest of $42,931                                                 624,717
  Deferred income                                                       256,268
                                                                   ------------
    TOTAL CURRENT LIABILITIES                                         4,964,203
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (Note H)

MINORITY INTEREST                                                             --

SHAREHOLDERS' DEFICIT
  Series B Convertible Preferred Stock, par value $.0001
    per share, 68,406 shares authorized, 63,607 shares
    issued                                                                    6
  Series C Convertible Preferred Stock, par value $.0001
    per share, 250,000 shares authorized, 224,761 shares
    issued                                                                   22
  Common Stock, par value $.0001 per share, 60,000,000
    shares authorized and 7,134,214 shares issued                           713
  Additional paid-in capital                                         37,291,842
  Less: Deferred compensation                                           (45,227)
  Accumulated deficit                                               (38,753,114)
                                                                   ------------
    TOTAL SHAREHOLDERS' DEFICIT                                      (1,505,758)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           3,458,445
                                                                   ------------

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   ----------

                                                               Year Ended  July 31,
                                                            --------------------------
                                                                2006          2005
                                                            -----------   ------------
REVENUES
  Production                                                $   178,583   $    223,333
  Licensing                                                     931,738      1,981,814
  Tours                                                         197,929         93,724
  Advertising & Promotion                                     2,283,610      1,321,771
  Publishing                                                     95,834         52,800
                                                            -----------   ------------
    Total revenues                                            3,687,694      3,673,442
                                                            -----------   ------------
COSTS AND EXPENSES
  Costs related to production revenue                            38,560         95,247
  Costs related to licensing revenue                            231,386        517,745
  Costs related to tours revenues                               710,754        299,090
  Costs related to advertising and promotion revenues         2,398,021        494,752
  Amortization of capitalized television production costs       274,257        664,457
  Impairment of capitalized television costs                    266,038             --
  Amortization of intangible assets                             240,706        240,000
  Impairment of capitalized film costs                          670,134             --
  Amortization debt issuance costs                              313,000        327,000
  Provision for doubtful accounts                               174,625             --
  Selling, general and administrative expenses                5,303,877      5,096,414
  Stock, warrants & options issued for services                 271,343        830,948
  Forgiveness of note receivable from officer                        --        165,822
  Expense associated with modification of warrants                   --      1,082,695
  Severance costs                                                    --      2,577,497
                                                            -----------   ------------
    Total costs and expenses                                 10,892,701     12,391,667
                                                            -----------   ------------
  OPERATING LOSS                                             (7,205,007)    (8,718,225)
                                                            -----------   ------------
OTHER INCOME (EXPENSE)
  Interest income                                                75,962          7,847
  Interest expense                                              (37,232)            --
  Other income                                                   57,386            152
                                                            -----------   ------------
    Total other income                                           96,116          7,999
                                                            -----------   ------------
NET LOSS BEFORE MINORITY INTEREST                            (7,108,891)    (8,710,226)
Minority Interest In Income of Consolidated Subsidiary          249,806         50,194
                                                            -----------   ------------
LOSS BEFORE INCOME TAXES                                     (6,859,085)    (8,660,032)
  Provision for state income taxes                                   --          9,138
                                                            -----------   ------------
NET LOSS                                                     (6,859,085)    (8,669,170)
  Accrued dividends (Note F)                                 (1,327,524)    (1,113,519)
  Beneficial conversion feature treated as preferred
    dividend (Note F)                                                --     (2,280,906)
                                                            -----------   ------------
      Net loss attributable to common shareholders          $(8,186,609)  $(12,063,595)
                                                            ===========   ============
Net loss per share attributable to common shareholder -
  basic and diluted                                         $     (1.20)  $      (3.69)
                                                            ===========   ============
Weighted average number of common shares - basic and
  diluted                                                     6,803,080      3,269,230
                                                            ===========   ============

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  ------------

                                                            Preferred               Common
                                      Series B   Series C     Stock       Common     Stock
                                       Shares     Shares      Amount      Stock     Amount
                                      --------   --------   ---------   ---------   ------
Balance at July 31, 2004                63,607         --      $ 6      3,066,836    $153

Interest on note                            --         --       --             --      --
Forgiveness of note receivable from
  officer                                   --         --       --             --      --
Issuance of stock in connection
  with the WFT agreement                    --         --       --        200,000      20
Adjustment for stock split                  --         --       --             (8)    154
Exercise of stock options for cash          --         --       --        135,442      14
Warrants in exchange for services           --         --       --             --      --
Deferred compensation expense               --         --       --             --      --
Common stock issued for services            --         --       --        121,954      12
Common stock issued in lieu of
  bonuses                                   --         --       --          2,900       0
Settlement of Legal Note                    --         --       --             --      --
Seriec C Conversion at 1$ for 1$            --    126,971       12             --      --
Proceeds from Series C Investment           --    102,790       11             --      --
Expense associated with
  modification of Series B warrants         --         --       --             --      --
Series B Dividend accrual                   --         --       --             --      --
Seriec C Dividend accrual                   --         --       --             --      --
Beneficial conversion feature
  treated as preferred dividend             --         --       --             --      --
Net Loss for the period                     --         --       --             --      --
                                        ------   --------      ---      ---------    ----
Balance at July 31, 2005                63,607    229,761       29      3,527,124     353

Exercise of stock options for cash          --         --       --         13,333       1
Exercise of stock options
  (cashless)                                --         --       --         20,911       2
Exercise of warrants for common
  stock                                     --         --       --        188,996      19
Conversion of Series C shares into
  Common Shares                             --     (5,000)      (1)       100,000      10
Deferred compensation expense               --         --       --             --      --
Common stock issued for services            --         --       --         83,850       8
Stock options issued for services
Series B Dividend accrual (Note E)          --         --       --             --      --
Seriec C Dividend accrual (Note E)          --         --       --             --      --
Common Stock Offering closed
  August 8, 2005                            --         --       --      3,200,000     320
Net Loss for the period                     --         --       --             --      --
                                        ------   --------      ---      ---------    ----
Balance at July 31, 2006                63,607    224,761      $28      7,134,214    $713
                                        ======   ========      ===      =========    ====


                                                       Note       Deferred    Accumulated
                                          APIC      Receivable      Comp        Deficit        Total
                                      -----------   ----------   ---------   ------------   -----------
Balance at July 31, 2004              $17,265,984    $(162,980)  $(514,770)  $(20,943,951)  $(4,355,558)

Interest on note                               --       (2,842)         --             --        (2,842)
Forgiveness of note receivable from
  officer                                      --      165,822          --             --       165,822
Issuance of stock in connection
  with the WFT agreement                  639,980           --          --             --       640,000
Adjustment for stock split                     --           --          --             --           154
Exercise of stock options for cash        220,206           --          --             --       220,220
Warrants in exchange for services         414,393           --    (414,393)            --            --
Deferred compensation expense                  --           --     820,796             --       820,796
Common stock issued for services          455,277           --          --             --       455,289
Common stock issued in lieu of
  bonuses                                  10,150           --          --             --        10,150
Settlement of Legal Note                   95,000           --          --             --        95,000
Seriec C Conversion at 1$ for 1$        4,507,638           --          --             --     4,507,650
Proceeds from Series C Investment       3,577,503           --          --             --     3,577,514
Expense associated with
  modification of Series B warrants     1,082,695           --          --             --     1,082,695
Series B Dividend accrual                (591,806)          --          --             --      (591,806)
Seriec C Dividend accrual                (521,713)          --          --             --      (521,713)
Beneficial conversion feature
  treated as preferred dividend         2,280,906           --          --     (2,280,906)           --
Net Loss for the period                        --           --          --     (8,669,172)   (8,669,172)
                                      -----------    ---------   ---------   ------------   -----------
Balance at July 31, 2005               29,436,213           --    (108,367)   (31,894,029)   (2,565,801)

Exercise of stock options for cash         20,981           --          --             --        20,983
Exercise of stock options
  (cashless)                                (2.09)          --          --             --             0
Exercise of warrants for common
  stock                                   334,981           --          --             --       335,000
Conversion of Series C shares into
  Common Shares                               (10)          --          --             --            --
Common stock issued for services          282,180           --          --             --       282,180
Stock options issued for services         208,203                 (208,203)
Deferred compensation expense                  --           --     271,343             --       271,343
Series B Dividend accrual (Note E)       (572,463)          --          --             --      (572,463)
Seriec C Dividend accrual (Note E)       (738,530)          --          --             --      (738,530)
Common Stock Offering net of offering
  costs closed August 8, 2005           8,320,294           --          --             --     8,320,614
Net Loss for the period                        --           --          --     (6,859,085)   (6,859,085)
                                      -----------    ---------   ---------   ------------   -----------
Balance at July 31, 2006              $37,291,842    $      --   $ (45,227)  $(38,753,114)  $(1,505,758)
                                      ===========    =========   =========   ============   ===========

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ----------

                                                                  Year Ended July 31,
                                                               -----------   -----------
                                                                   2006         2005
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                     $(6,859,085)  $(8,669,170)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                                    15,973        34,203
    Amortization of intangible assets                              240,706       240,000
    Amortization of debt issuance costs                            313,000       327,000
    Amortization of capitalized production costs                   274,257            --
    Impairment of capitalized television costs                     266,038
    Impairment of capitalized film costs                           670,134
    Stock, options and warrants issued for services                553,523     1,286,236
    Provision for doubtful accounts                                174,625        27,250
    Expense associated with the modification of warrants                --     1,082,695
    Forgiveness of note receivable on common stock                      --       165,822
    Minority interest in loss of consolidated subsidiary          (249,806)      (50,194)
    Other                                                               --         4,410
  Changes in assets and liabilities:
    Increase in accounts receivable                               (602,711)     (297,235)
    Decrease/(increase) in prepaid expenses and other assets       133,893      (163,156)
    Increase in publishing costs                                   (85,852)           --
    Increase in production costs                                  (713,588)   (1,036,536)
    Increase in accounts payable                                   488,314        59,507
    (Decrease)/increase in accrued expenses                       (331,704)      136,867
    (Decrease)/increase in payroll accrual                         (77,925)      168,728
    Increase/(decrease) in deferred income                         256,268      (120,000)
    Decrease in common stock owed                                 (178,500)           --
                                                               -----------   -----------
  NET CASH USED IN OPERATING ACTIVITIES                         (5,712,436)   (6,803,573)
                                                               -----------   -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                       (18,071)       (1,075)
    Purchase of intangible assets                                  (41,901)           --
                                                               -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                              (59,972)       (1,075)
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority interest                                                     --       300,000
  Proceeds from issuance of common stock (Note G)                9,600,000            --
  Payments related to the issuance of common stock (Note G)     (1,279,386)           --
  Payments of notes payable                                     (3,661,851)           --
  Proceeds from the exercise of stock options                       20,983       220,220
  Proceeds from the exercise of warrants                           335,000            --
  Proceeds from Series C convertible preferred stock
    issuance                                                            --     3,432,735
  Proceeds from notes payable                                      721,568     2,961,904
                                                               -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,736,314     6,914,859
                                                               -----------   -----------
NET (DECREASE)/INCREASE IN CASH                                    (36,094)      110,211
CASH AT BEGINNING OF FISCAL YEAR                                   110,695           484
                                                               -----------   -----------
CASH AT END OF FISCAL YEAR                                          74,601       110,695
                                                               ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid for Taxes                                          $    26,132   $        --
                                                               ===========   ===========
  Interest paid                                                $   111,847   $        --
                                                               ===========   ===========
  Stock and options issued for services and debt issuance
    costs                                                      $   553,523   $ 1,926,389
                                                               ===========   ===========
  Conversion of loans to Series C Convertible Preferred
    stock with warrants attached                               $        --   $ 4,507,650
                                                               ===========   ===========

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was formed in California in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During the 1991 fiscal year, the Company acquired all of the outstanding shares of National Lampoon, Inc. (NLI). NLI was incorporated in 1967 and was primarily engaged in publishing National Lampoon Magazine and related activities. Subsequent to the Company's acquisition of NLI, it de-emphasized its videocassette business and publishing operations and began to focus primarily on exploitation of the National Lampoon(TM) trademark. The Company reincorporated in Delaware under the name National Lampoon, Inc. in November 2002.

On May 17, 2002 a group of investors gained voting control of the Company through the acquisition of its Series B Convertible Preferred Stock and warrants to purchase its common stock (the "Reorganization Transaction".) Since the Reorganization Transaction, the Company's business has expanded to include operations other than licensing. On September 3, 2002, the Company's subsidiary, National Lampoon Networks, Inc., acquired Burly Bear Network, Inc. to gain access to campus television stations. The division has since expanded to the internet and now sells advertising space on three distinct National Lampoon websites. The vast majority of our programming is developed for both the college network and the internet. Aside from providing programming to the college stations and the internet, National Lampoon Networks, Inc. provides an integrated marketing approach to retailers who wish to target the college market. The Company has also entered the home entertainment market, licensing its name to films and comedic entertainment that are distributed on DVD. In 2004, the Company began to offer travel services during spring break through its subsidiary, National Lampoon Tours, Inc. The Company may discontinue a portion of these services by outsourcing its travel booking services in future periods. National Lampoon Tours will continue to maintain a significant presence at the Spring Break events so that we may offer advertising, distribute promotional material and hold live events for our advertisers and other customers. In 2006 the Company began publishing its own books and has also expanded its licensing activities by licensing its name to other books, content displayed over wireless communications devises and electronic games.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current fiscal year net loss of $6,859,085 along with the prior two years net losses of $ 8,669,170, and $5,127,107 as well as negative working capital of $4,080,370 and accumulated deficit of $38,753,114 at July 31, 2006, raises substantial doubt about its ability to continue as a going concern and our independent auditors have included a going concern explanatory paragraph in their report on our financial statements for the year ended July 31, 2006. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of November 1, 2006, we had cash on hand of approximately $123,000 and receivables totaling $561,000. We also have over $3,750,000 of revenue from contractual and oral commitments from advertisers and licensors including Universal Pictures, Oasys Mobile, E Entertainment, Lions Gate, MGM and others of which the majority will be realized by the end of the second quarter of fiscal year 2007. In order to satisfy future capital requirements, management is actively pursuing and has entered into discussions regarding additional financing for film cost productions.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

Our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at July 31, 2006, is $625,000 down from $2.9 million at July 31, 2005. These two individuals have expressed their continued support to fund the company through loans to meet any immediate working capital requirements.

Principles of Consolidation. The accompanying consolidated financial statements of the Company include the accounts of National Lampoon, Inc., its wholly owned subsidiaries, National Lampoon Network, Inc and National Lampoon Tours, Inc. along with its 50% ownership in National Lampoon Clubhouse, Inc., and Totally Baked, LLC. The Company has the full and exclusive control of the management and operation of the business of each subsidiary and participates in 100% of the revenues and losses of its subsidiaries. The Company participates in 50% of the revenues and net losses of National Lampoon Clubhouse, Inc. and Totally Baked, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition. The Company's trademark licensing revenues are generally recognized when received or when earned under the terms of the associated agreement and when the collection of such revenue is reasonably assured. Revenues from the sale of videocassettes and DVDs, net of estimated provisions for returns (which are not material for any period presented) are recognized when the units are shipped. Revenues from Internet operations are recognized when earned under the terms of the associated agreement and the collection of such revenue is reasonably assured. Revenue from internet advertising sales is recognized once the flight or advertisement campaign is completed based on the terms of the contract.

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

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

Advertising Expense. The Company expenses advertising costs as incurred. During the years ended July 31, 2006 and 2005, the Company incurred approximately $30,000 and $50,000, respectively for advertising costs.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes estimates that effect reserves for allowance for doubtful accounts, estimated useful life of property and equipment, accrued expenses, fair value of equity instruments, reserves for any commitments or contingencies, debt issue costs, capitalized film costs, calculation of impairment, amortization expense and deferred income taxes.

Depreciation. Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Cash Concentration. The Company maintains its cash balances at financial institutions that are federally insured; however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Intangible Assets. Intangible Assets consists primarily of the National Lampoon trademark and is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. Gross intangibles were $6,007,000 with accumulated amortization of $4,229,000 at July 31, 2006, which includes approximately $241,000 of amortization being expensed during the year ended July 31, 2006. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $241,000 per year, which primarily represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty five years.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

As of July 31, 2006, the Company has determined and tested for impairment in accordance with SFAS 141, paragraphs 16-21, and concluded that the expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 155, Accounting for Certain Hybrid Financial Instruments.
This Statement amends Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and achieve more consistency in the accounting for certain financial instruments. This Statement permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the entire instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement No. 155 is effective for all of the Company's financial instruments acquired or issued after December 31, 2006. The Company believes the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). This standard amends the guidance in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is either: (i) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for those fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In October 2006, the FASB issued SFAS No. 158 "Employers' Accounting for defined benefit and other postretirement plans" which amends SFAS No.'s 87, 88, 106, and 132R. The statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan in its statement of financial position. SFAS No. 158 is effective for fiscal years beginning after December 15, 2007. The Company does not maintain a defined benefit plan and as such it will not have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value- -based method been used. Small business issuers such as National Lampoon, Inc. will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005 and we therefore will adopt SFAS 123(R) in July 2006. Management has evaluated the impact of the adoption of SFAS 123(R) and, although it has not yet finished its estimates to enable it to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, management believes the impact will be significant to the Company's overall results of operations and financial position.

Net Income or Loss Per Share. Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted earnings per share are the same, as common equivalent shares have been excluded from the computation due to the fact they are anti-dilutive. Options and warrants to purchase 5,209,795 and 6,863,726 common shares during the years ended July 31, 2006, and July 31, 2005, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,078,711 and 8,178,711 shares that would be issued upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the year ended July 31, 2006 and 2005, respectively because their inclusion would be anti-dilutive.

Comprehensive Income (Loss). There are no differences between net income and comprehensive income and, accordingly, no statement of comprehensive income has been presented.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

Stock Based Compensation. The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation", issued in October 1995. In accordance with SFAS No. 123, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretation in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There is no current-period compensation expense to disclose in relation to previously issued employee stock options, as required under SFAS
148. During the year ended July 31, 2006, there were options to purchase 599,000 shares of common stock granted to employees. If the Company elected to recognize compensation expense based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have been reduced to the pro forma amounts as follows:

                                                             For the Fiscal Year Ended
                                                                     July 31,
                                                             -------------------------
                                                                 2006          2005
                                                             -----------   -----------
Net loss attributable to common shareholders - as reported   $(8,186,609)  (12,063,595)
Stock option compensation under-fair value method               (345,195)     (427,098)
                                                             -----------   -----------
Net loss -pro forma                                          $(8,531,804)  (12,490,693)
                                                             ===========   ============
Basic and diluted earnings/(loss) per share-as reported      $     (1.20)        (3.69)
                                                             ===========   ============
Basic and diluted earnings/(loss) per share-pro forma        $     (1.25)        (3.82)
                                                             ===========   ============

The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 55.6% to 105.6%; and a term of six to ten years for the fiscal year ended July 31, 2006; and average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 95.7% to 135.9%; and a term of seven to ten years for the fiscal year ended July 31, 2005.

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

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

In the 2005 fiscal year the Company determined, in accordance with the guidelines of paragraph 39(b), that it had produced enough episodes to allow it to license the series in a secondary market. The Company made this determination based on historical sales for similar projects, with a similar number of episodes produced and management estimates the ultimate revenues using this data.

The Company began to capitalize production costs in accordance with SOP 00-2 paragraphs 38 to 40, based on the ultimate revenues it estimated using historical data that would be generated from the initial and secondary markets by each episodic television series for produced episodes. Using SOP 00-2, the Company amortizes such capitalized production costs in accordance with the provisions included in paragraphs 34 through 37 by the film forecast method, revising the estimates of ultimates each period as necessary to reflect the most current information available. The Company evaluates such costs for impairment in accordance with paragraph 44 if any events or circumstances, such as those set forth in paragraph 43 indicate that the fair value of the project may be less than the unamortized amounts remaining on the Company's books.

The portion of the costs of the Company's completed films that are expected to be amortized during the upcoming 12 months is $497,144.

The following table summarizes the net capitalized film and television costs in various stages of production:

Development-television                       $   47,809
Development-theatrical                          159,542
Completed-theatrical                            486,489
                                             ----------
Total film and television costs              $  693,840
                                             ==========

The Company expects to amortize within three years 90% of unamortized film costs for released films.

NOTE C - FILM FINANCING

Pursuant to an agreement entered into between the Company and Majestic Entertainment, Inc. ("Majestic") in December 2004, the parties formed National Lampoon Clubhouse, Inc. ("Clubhouse"). The entity is owned equally by the Company and Majestic. Clubhouse is an attempt to create another brand using the National Lampoon(TM) name. Because of the importance of the National Lampoon(TM) name to the Company, the Company exercises day-to-day operational control over Clubhouse. Clubhouse operates out of the Company's premises, and utilizes both the staff and property of the Company. The Company integrated Clubhouse's operations with its operations, making all the decisions necessary to carry out the current business activities. The Company provides all the accounting functions for Clubhouse, including making all accounting policy decisions, determining any estimates affecting the carrying amounts of assets and liabilities, and maintaining all accounting records. The Company also established credit with vendors for use by Clubhouse or used its vendors to provide services to Clubhouse. Additionally, Clubhouse uses the post-production equipment and other post-production facilities on the Company's premises. Based on the foregoing, the Company has determined that although it does not exercise control by a majority of the voting rights in Clubhouse, it has more than a significant influence on Clubhouse and accordingly the Company consolidates Clubhouse's financial results with the Company's.

The total budget for the first film to be made by Clubhouse is $1,800,000, which is to be funded equally by the Company and Majestic. As of July 31, 2006, Clubhouse received $906,750 in funding from Majestic toward the production of the film. Of this amount, $725,500 was received during the fiscal year ended July 31, 2005 and $181,250 was received during the fiscal year ended July 31, 2006. Each party was to invest $300,000 into Clubhouse, which was recorded to minority interest. Based on EITF 88-18, because there is no implicit rate of return to Majestic and Majestic has contributing participation in the production of the film, and because there is no other factor that would require the classification of this payment as debt, the Company has recorded the remainder of the funding, totaling $606,750, against capitalized production costs.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

On May 6, 2005, the Company signed a Deal Memorandum with Laughter Heals Productions, Inc. and Newco (an entity to be formed) with respect to the financing, development and production of a film tentatively titled "Totally Baked." On August 5, 2005 the parties formed Totally Baked LLC, through which the film will be made. Pursuant to the Deal Memorandum, Newco will provide the funds for the production. The total budget for the production is currently estimated to be $275,000. As of July 31, 2006, Newco had funded $278,000 toward the production. The Deal Memorandum provides that gross revenue earned from the project will be distributed as follows: (i) first, for the payment of distribution and sales fees and expenses; (ii) secondly, Newco will recoup the amount of its investment, plus 5%; (iii) thirdly, National Lampoon, Inc. will receive a trademark fee of 8%; and (iv) Laughter Heals Productions, Inc. will receive a producer fee of 8%. As of July 31, 2006, accrual for Newco's investment return totaled $8,426. Once these payments have been made, 50% of any remaining revenues will be distributed to Newco and 50% will be distributed first to mutually approved net profit participants and, after making such payments, the balance will be distributed equally between National Lampoon, Inc. and Newco.

The Company has been in control of this production. The Company's employees provide all support services to the production, or it obtains contract services from third parties. The Company has creative control over the script and provided the writers. The Company has produced the film National Lampoon's Totally Baked in the same manner that it produces, and has produced, other films that bear the National Lampoon name. Furthermore, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", the Company determined that it acts, in substance, as a principal providing services directly to the fulfillment of the contract. The Company, rather than Totally Baked LLC, bears the burden of producing the film and finding a distribution outlet for it. The Company is also responsible for providing much of the manpower and equipment (pre-production, production and post-production) to make the film, either through its employees or its vendors. The Company has discretion in choosing the vendors and the Company exercises primary creative control over the project. Third parties working on or providing services for this film see the Company as the producer of the film, because their contacts and agreements have been with and from the Company, not with or from Totally Baked LLC.

Furthermore, the Company seeks to utilize third party financing to produce its product thereby reducing the financial risk associated with motion picture production. In order to maintain and improve its brand name, the Company maintains control of all business and creative elements associated with film production and distribution. In contrast, when the Company licenses its name to a film, it has little or no operational or creative control. In the case of Totally Baked LLC the entity was created for the sole purpose of producing the motion picture titled "Totally Baked". The motion picture is now 95% complete and during the development and production period the Company maintained and continues to maintain control over all aspects of the film irrespective of the contractual terms. After the film is completed, the Company will distribute and/or sell the distribution rights throughout the world wide exhibition market which gives the Company complete control going forward. The Company will control all cash receipts during the exploitation phase of the motion picture as it controlled all cash disbursements during the production phase.

The Company believes that these factors require it to account for this transaction at gross on its financial statements, and accordingly, reports all transactions at gross amounts relating to the production and sale of the film National Lampoon's Totally Baked in its consolidated financial statements.

The production financing for National Lampoon's Totally Baked was recorded against capitalized production costs. The film has been completed and is currently seeking domestic and foreign distribution.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTE D - CONTROLLED COMPANY STATUS

The Company is a "controlled company" as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to
Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy
B. Laikin (all of whom are collectively referred to in this discussion as the "NLAG Stockholders") and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Since the termination of Mr. Jimirro's employment agreement and the payment of all amounts due to him thereunder, Mr. Laikin, as the representative of the NLAG Stockholders, nominates a seventh director. The Voting Agreement will terminate on the date that Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro currently owns 432,245 shares of the Company's common stock. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

As of July 31, 2006, the Company owed Timothy Durham, a director, approximately $152,500 in principal and $41,389 in interest. The obligation to Mr. Durham is payable on demand. To date, no demand has been made.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTE E - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

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

                                                     Option          Weighted
                                      Number of     Exercise         Average
                                       Options     Price Range    Exercise Price
                                      ---------   -------------   --------------
Balance, July 31, 2004 (1)            4,213,706   $1.04 - $8.06        $3.05
  Options granted                       377,687   $3.00 - $4.25        $3.77
  Options canceled                     (140,068)  $1.04 - $6.81        $2.43
  Options exercised                    (135,432)  $1.10 - $4.00        $1.87
                                      ---------   -------------        -----
Balance, July 31, 2005                4,315,893   $1.04 - $8.06        $2.67
  Options granted                       599,000   $2.19   $3.20        $2.62
  Options cancelled                    (177,129)  $3.00   $8.06        $3.56
  Options exercised                     (74,371)  $ .94   $2.25        $1.71
                                      ---------   -------------        -----
Balance, July 31, 2006                4,663,393   $1.04   $8.06        $2.66
                                      =========   =============        =====

(1) 525,000 options were granted to various employees including 400,000 to the CEO of the company between September and October of 2003 which were excluded from the summary table in prior years financial statements. The options were added to the ending July 31, 2004 balance and the weighted average was adjusted from $2.52 to $3.05. The July 31 2005 ending balance was adjusted from 3,790,893 to 4,315,893 with no change in the weighted average price.

Of the options outstanding at July 31, 2006 and 2005, the number exercisable was 4,240,392 and 3,790,893, respectively, and the weighted average exercise prices were $2.66 and $2.67. The weighted average remaining life of the options outstanding at July 31, 2006 was 5.27 years.

A summary of the options by ranges at July 31, 2006 are as follows:

                           Weighted                   Weighted
Range of    Remaining       Average                    Average
Exercise     Number       Contractual     Number      Exercise
 Prices    Outstanding   Life (Years)   Exercisable     Price
--------   -----------   ------------   -----------   --------
 1 to 2     1,943,706        6.63        1,862,546      $1.68
 2 to 3       861,000        6.49          689,000      $2.44
 3 to 4     1,480,687        4.09        1,410,846      $3.22
 4 to 5       164,000        4.25           64,000      $4.28
 5 to 6
 6 to 7       102,000        3.07          102,000      $6.45
 7 to 8       112,000        2.23          112,000      $7.19

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

A summary of the options by ranges at July 31, 2005 are as follows:

                            Weighted                   Weighted
 Range of    Remaining       Average                    Average
 Exercise     Number       Contractual     Number      Exercise
  Prices    Outstanding   Life (Years)   Exercisable     Price
---------   -----------   ------------   -----------   --------
$0 to $1        33,334        0.42           33,334      $0.97
 1 to 2      1,966,872        7.50        1,766,397      $1.72
 2 to 3        739,000        5.27          677,441      $2.74
 3 to 4        613,687        5.22          473,856      $3.46
 4 to 5        194,000        6.29           39,105      $4.26
 5 to 6             --          --               --      $  --
 6 to 7        114,000        3.39          114,000      $6.47
7 to 8.50      130,000        2.84          130,000      $7.54

NOTE F - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on our Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a monthly basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on our Series B and Series C Convertible Preferred Stock must be paid with our common stock. In the current year we accrued $572,463 and $738,530 of Series B and Series C dividends, respectively, At July 31, 2006, the Company accrued $2,441,043 representing the total value of the dividends on the Series B and C Convertible Preferred Stock.

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

NOTE G - NOTES PAYABLE - RELATED PARTY

Timothy Durham, a director, is owed approximately $115,000 in principal and $40,964 in interest at July 31, 2006. The obligation to Mr. Durham is payable on demand. To date, no demand has been made. The Company plans to pay this obligation with revenue earned by its operations.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

On January 28, 2005 the Company borrowed the sum of $2,700,000 from N. Williams Family Investments, L.P. The loan accrued interest at the rate of 7% per year. The maturity date of the loan was the earlier of January 28, 2006 or the date the Company closed an offering in which the gross cash proceeds to the Company equal or exceed $2,700,000 of the proceeds collected, the first $2.7M must go towards the repayment of the loan. The lender could demand that the loan be immediately repaid if the Company defaulted in its obligations under the promissory note. The loan was secured by a lien against all of the Company's assets. The amount of $2,523,800 from the loan proceeds was used to pay benefits to James P. Jimirro, the Chairman of the Company's Board of Directors and the Company's former Chief Executive Officer and President, upon his separation from service as required by his employment agreement dated May 17, 2002. The remaining proceeds were used for working capital. On August 31, 2005 the principal and interest due in the amount of $2,811,846 were paid in full.

Between the months of June and July 2005 the Company borrowed the aggregate sum of $600,000 from Timothy Durham. On August 10, 2005 the entire loan was paid in full.

The Company decided to start publishing several of its own books under the National Lampoon name. In order to finance the publishing costs, Daniel Laikin, the Company's Chief Executive Officer, Timothy Durham, a director and another business associate agreed to lend the Company money. At July 31, 2006, the Company owed these individuals collectively $125,000 in principal and $1,023 in accrued interest.

From June 29, 2006 to July 31, 2006, the Company borrowed approximately $288,000 from its Chief Executive Officer, Daniel Laikin, to cover some of its working capital requirements. We also owe $943 of accrued interest to Mr. Laikin at July 31, 2006.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases. The Company's principal offices are located in West Hollywood, California where it is subleasing approximately 6,000 square feet of property for approximately $10,000 per month. The sublease expires on April 30, 2007. The sublease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

The Company is obligated under an equipment lease expiring in November of 2006 for a photocopy machine of approximately $1,600 per month.

The Company's aggregate lease payments were approximately $263,859 and $150,000, for the years ended July 31, 2006 and 2005, respectively.

Harvard Lampoon Agreement. Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of 1.5% to 2% on the Company's net receipts from exploitation of the National Lampoon trademark. Royalty payments under this agreement were approximately $0 and $59,000, for the years ended July 31, 2006 and 2005, respectively. At July 31, 2006, we have approximately $33,000 in accrued royalties due HLI.

Guber-Peters Agreement. Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company (GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI's obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. As of July 31, 2006, the Company has accrued royalties of approximately $396,250 relating to the Termination Agreement. The increased royalty expense during fiscal 2003 was primarily due to the airing of 65 episodes of the Company's "Funny Money" on one of the cable networks. According to the Guber-Peters agreements, there is a minimum fee of $5,000 for every television episode that airs. The 65 episodes would result in a royalty of $325,000, except that the Company has a maximum due Guber-Peters of $396,250 which the Company had already accrued. As of July 31, 2006, the Company has accrued the total balance due Guber-Peters.

In 2002 Jim Jimirro filed a UCC 1 or lien against the Company's assets to secure his payments under his employment agreement. Since payments to Mr. Jimirro were fully satisfied in February 2005, the Company will file a UCC 3 to terminate the UCC 1.

In 2005 the Screen Actors Guild filed a UCC 1 against the assets of the film Monster Night AKA Trick or Treat as security against talent salaries and benefits. The Company will file to terminate the UCC 1 as the film has been completed.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

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

Mr. Laikin's employment agreement may be terminated voluntarily by us at any time during its term for Cause. Cause is defined as (i) the willful and continued failure by Mr. Laikin to substantially perform his duties to us in good faith (other than a failure resulting from his incapacity due to physical or mental illness), or (ii) the willful engaging in conduct which is demonstrably and materially injurious to us. In order to terminate Mr. Laikin for Cause, five members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him. If Mr. Laikin's employment is terminated by us for Cause, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

Mr. Laikin's employment may be terminated by Mr. Laikin at any time, and will terminate automatically upon his death or disability. Upon such termination, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

On signing the Employment Agreement, we also agreed to enter into a separate indemnity agreement with Mr. Laikin. A new indemnity agreement has not been entered into as of the date of this annual report, although we entered into an indemnity agreement with Mr. Laikin on May 17, 2002.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

Consulting Agreements

On April 1, 2006, the Company entered into a consulting agreement with Jeff Gonzalez. The consulting agreement has a term of one year. Mr. Gonzalez receives a monthly payment of $12,000 for his services. Under the terms of the agreement Mr. Gonzalez is eligible for a one time $25,000 bonus if in any quarter the Company realizes net operating income during the period of the engagement. He is also eligible for bonuses based on the amount of capital he raises for the Company. On May 12, 2006 Mr. Gonzalez was granted an option to purchase 20,000 shares of common stock. The option vested immediatly on the date of grant and was valued using the Black Scholes Option Pricing Model with the following input variables: exercise price $2.75; stock price on the date of grant $1.93; volatility amounted to approximately 59%; a term of 10 years and an estimated risk free rate of 5.5%. The Company valued these instruments following EITF 96-18.

NOTE I - MINORITY INTEREST

Pursuant to an agreement entered into between the Company and Majestic Entertainment, Inc. in December 2004, National Lampoon Clubhouse, Inc. was formed on December 16, 2004. The entity was incorporated in Nevada and is owned equally by National Lampoon, Inc. and Majestic Entertainment, Inc. Each party contributed $350,000 to National Lampoon Clubhouse, Inc. Of that amount, $300,000 was an equity investment and $50,000 was used for start-up costs. The 50% ownership by Majestic Entertainment, Inc. was initially recognized on the Company's consolidated financial statements as minority interest in the amount of $300,000 which has been reduced to zero because the Company offset its portion of losses by the subsidiary which exceeded $300,000. In connection with this agreement, the Company received funding toward the production of the feature film "Trick or Treat" in the aggregate amount of $606,750 from Majestic Entertainment. The total budget of $1,800,000 for the production was funded 50% by each party. The terms of the agreement state that (1) revenue received by National Lampoon Clubhouse, Inc. will be reinvested in future films and (2) when there are sufficient funds for National Lampoon Clubhouse, Inc. to function debt free, then profit distributions will be made in accordance with the ownership percentages. The transfer of the production costs to National Lampoon Clubhouse, Inc. has been recorded as a note payable to each party with no interest accrued. Profit distributions, if any, will be applied against the notes payable. The note payable is a related party note payable.

NOTE J - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. There was no income tax provision recorded for fiscal years ending 2006 and 2005 due to the significant net losses in both years.

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability. The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended December 31, 2006.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

The tax effects of significant temporary differences representing deferred tax assets as of July 31, 2006 are as follows:

                                                                        2006
                                                                    -----------
  Deferred tax assets:
    Accrued Royalties                                                   175,701
    Accrued Interest                                                     17,172
    Accrued Expenses                                                     80,674
    Net Operating losses                                              7,416,453
                                                                    -----------
  Total Deferred Tax Asset                                            7,690,000
Valuation Allowance                                                 $(7,690,000)
                                                                             --
Net deferred tax asset                                                       --
                                                                    -----------

A valuation allowance of $7,690,000 was recorded at July 31, 2006 an increase of $2,269,000 from the prior year balance of $5,421,000. The balance at July 31 2006 and 2005 were record to offset the net deferred tax assets due to the uncertainty of realizing the net benefits of the tax assets in the future.

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

                                                                           2006
                                                                          -----
Statutory Federal Income Tax Rate                                          (34%)
State Income Taxes Amortization of Intangible Assets                       9.3%
Other, Increase in Valuation Analysis                                     24.7%
                                                                          ----
Effective Tax Rate                                                           0%
                                                                          -----

The Company has unused net operating loss (NOL) carry forwards totaling $18,541,130 which expire at various dates from 2007 to 2027.

NOTE K - STOCKHOLDER EQUITY

During the fiscal year ended July 31, 2006, 13,333 shares of the Company's common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $20,983. During the fiscal year ended July 31, 2006, 20,911 shares of the Company's common stock were purchased through the cashless exercise of stock options. Also during this period 188,996 shares of the Company's common stock were purchased through the exercise of stock warrants by various board members of the Company that resulted in cash proceeds to the Company of approximately $335,000. In addition approximately 83,850 shares of restricted stock were issued at a market price of $282,180 to various consultants of the Company for services rendered. Furthermore, 5,000 shares of Series C Convertible Preferred Stock were converted to 100,000 shares of the Company's common stock.

On January 31, 2006, in accordance with the terms of their employment agreements, Mr. Daniel S. Laikin, the Company's Chief Executive Officer, and Mr. Douglas S. Bennett, the Company's President and Chief Financial Officer, each received an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.98 which was the market value of the common stock on the date of grant and accordingly no expense was recognized under the intrinsic value method.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

On January 27, 2006 the Company granted an option for the purchase of 25,000 shares of the Company's common stock at an exercise price of $3.20. The relative fair value of the options amounted to approximately $34,000 and was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 95.7% to 103.5%; and a term of 6 to 10 years. The Company recognized an expense in the amount of $34,301.

On May 12, 2006, the board of directors granted the following stock options as compensation to various individuals that had rendered services to the
Corporation:

Number of Options    Stock Option Price    Vesting Period
------------------   ------------------   ----------------
149,000                $2.50 to $3.00        Immediately

On May 12 2006, the board granted options to various individuals and companies that had rendered services to the Company in lieu of cash compensation as follows:

Number of Options     Strike Price                Vesting Period
------------------   --------------     ------------------------------------
140,000              $2.50 to $3.00         Date of Grant up to 1 year
                                        and certain options vest immediately

The relative fair value of the options amounted to approximately $173,902 and was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 55.6%; and a term of 6 to 10 years. The Company recognized an expense in the amount of $173,902.

On May 12, 2006 the board of directors granted 3,500 shares of restricted stock per month to an employee for the length of his employment for services performed during the month. The Company issued a total of 10,500 shares which were valued and expensed $16,659 during the fourth quarter of fiscal year ending 2006 which was equivalent to the market price of the stock during the first of each month when the restricted shares are issued.

On March 31, 2006 27,596 shares were issued to various consultants for services rendered during the third quarter of fiscal year 2006. We expensed $72,500 which was equivalent to the market price of the stock on the date of issue.

On June 9, 2006 the Company issued 5,554 shares to Porter Levay & Rose, Inc. for investor relations services. The Company expensed $15,000 which was equivalent to the market price of the stock on the date of issue.

On August 26, 2005, the Company issued 40,000 shares of restricted common stock in exchange for services rendered during the year ended July 31, 2005. The Company had previously accrued the value of the service during 2005. The service was valued at the fair market value on the date of issuance in August 2005. On August 31, 2005, the Company issued 200 shares of common stock from the 1999 Employee Stock Option Plan in exchange for services valued at $520. The stock valued at the fair market value on the date of issuance to satisfy this obligation.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

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

Holders of Series C Convertible Preferred Stock earn a dividend of 9% per annum payable in the form of the Company's common stock at the time the holder converts the Series C Convertible Preferred Stock to common stock. Attached to each share of Series C Convertible Preferred Stock is a warrant to purchase ten shares of the Company's common stock. As part of the offering of units of Series C Convertible Preferred Stock with warrants attached, the terms of the warrants granted to the holders of Series B Convertible Preferred Stock were made identical to the terms of the Series C Convertible Preferred Stock warrants, the underlying shares of which are not required to be registered. Therefore, the term of the warrants attached to the Series B Convertible Preferred Stock was modified to extend four years from the issuance of the Series C Convertible Preferred Stock, and the exercise price was reduced to $1.775 from $2.50. The excess of the value of the modified warrants as compared to the original warrants was calculated according to paragraph 188 of FAS 123. The excess amount, which included the right to purchase 3,583,491 shares of the Company's common stock, totaled $1,082,695, which has been recognized as a charge to operations.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTE L - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; the sale of travel packages to young adults; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Summarized financial information for the years ended July 31, 2006 and July 31, 2005 concerning the Company's segments is as follows:

                                               Publishing &   Advertising &                   Travel
                                                 Licensing      Promotion      Production    Services   Clubhouse      Total
                                               ------------   -------------   -----------   ---------   ---------   -----------
Fiscal Year Ended July 31, 2006
  Segment revenue                               $ 1,027,572    $ 2,283,610    $   178,583   $ 197,929   $      --   $ 3,687,693
  Segment operating (loss)                      $(2,752,024)   $(1,978,017)   $  (866,037)  $(653,712)  $(714,510)  $(6,964,300)
Identifiable Assets
  Capital expenditures                          $        --    $     4,988    $        --   $      --   $      --   $     4,988
  Depreciation expense                          $        --    $    (9,000)   $        --   $      --   $      --   $    (9,000)
Fiscal Year Ended July 31, 2005
  Segment revenue                               $ 2,034,614    $ 1,321,771    $   223,333   $  93,724   $      --   $ 3,673,442
  Segment operating (loss)                      $(2,649,000)   $(1,754,000)   $(3,741,000)  $(242,000)  $(100,387)  $(8,486,387)
Identifiable Assets
  Capital expenditures                          $        --    $     1,000    $        --   $      --   $      --   $     1,000

  Depreciation expense/Disposal fixed assets    $    (1,000)   $   (19,000)   $        --   $      --   $      --   $   (20,000)

A reconciliation of segment operating loss to net income before income taxes for year ended July 31, 2006 and 2005 is as follows:

                                                         FOR THE YEAR
                                                     -------------------------
                                                       7/31/06       7/31/05
                                                     -----------   -----------
Total segment operating (loss)                       $(6,964,300)  $(8,486,387)
Amortization of intangible assets                    $  (240,706)  $  (240,000)
Interest expense                                     $   (37,232)  $        --
Interest Income                                      $    75,962   $     7,867
Other income/expense                                 $    57,386   $       152
                                                     -----------   -----------
Net loss before minority interest and income taxes   $(7,108,890)  $(8,718,368)

NOTE M - LITIGATION

      National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. Bahia Mar Hotel's response to the complaint is due on or before November 14, 2006.

      Walter Briggs v. National Lampoon, Inc. (Los Angeles Superior Court Case No. BC360336). This complaint was filed on October 16, 2006. Mr. Briggs alleges a cause of action for breach of contract, specifically claiming that we failed to make scheduled payments pursuant to a written agreement with him. The complaint alleges that the amount due and owing from us to Mr. Briggs is at least $16,500. We intend to vigorously defend this action as we believe that it is without merit.

      Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meriut, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. We intend to vigorously defend this action as we believe that it is without merit.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTE N - SUBSEQUENT EVENTS

On October 13, 2006, Ron Berger a member of the board of directors of the Company resigned and was replaced by Duncan Murray who was appointed on October 19, 2006.

On September 13, 2006, Joshua Finkenberg resigned as a board of director of National Lampoon, Inc. and he was replaced by Robert Levy who was appointed on September 13, 2006.

On July 24, 2006, Richard Irvine resigned as a board of director of National Lampoon, Inc. and he was replaced by James Toll who was appointed on September 18, 2006.

On May 12, 2006 the board of directors granted 3,500 shares of restricted stock per month to an employee for the length of his employment. The Company has issued a total of 14,000 shares for August, September, October and November 2006 at an approximate fair value of $21,000 based on the market value of the stock on the issue date of each month.

During the months of August, September, October and November we have issued a total of 20,495 shares to a various consultants for services rendered during these months at an approximate value of $31,000.

On October 20, 2006, the Company issued 27,547 restricted shares as payment for profit participations on the film Golddiggers valued at approximately $41,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION

      Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      The number of directors required by our bylaws is seven. There are no family relationships among our executive officers and directors.

      The following table sets forth certain information regarding our directors and executive officers.

Name                Age   Position
----                ---   --------
Daniel S. Laikin     44   Chief Executive Officer, Director
Bruce K. Long        49   President and Chief Operating Officer
Jeff Gonzalez        38   Interim Chief Financial Officer
James P. Jimirro     68   Chairman
Timothy S. Durham    44   Director
Paul Skjodt          48   Director
James Toll           53   Director
Duncan Murray        60   Director
Robert Levy          52   Director

      None of our directors or executive officers has, during the past five years,

      o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

      o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

      o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

      o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Election of Directors

      On May 17, 2002, a Voting Agreement was entered into among James P. Jimirro and the members of the NLAG Group. The Voting Agreement will terminate 13 months following the date of Mr. Jimirro's separation from service, which occurred on January 28, 2005. During the term of the Voting Agreement, Mr. Jimirro is entitled to nominate three directors to the Board of Directors and Daniel S. Laikin, our Chief Executive Officer, is entitled to nominate three directors. Since Mr. Jimirro's separation from service and the payment of all amounts due to him under his employment agreement, the seventh member of our Board of Directors is nominated by Mr. Laikin as the representative of the NLAG Group. The parties to the Voting Agreement, who collectively have voting control, have agreed to vote for those persons nominated by Mr. Jimirro and Mr. Laikin.

      Once the Voting Agreement terminates, directors will be elected annually and will serve until successors are elected and qualified or until a director's earlier death, resignation or removal.

      On July 24, 2006, Richard Irvine resigned as a director. He was replaced by James Toll who was appointed on September 18, 2006.

      On October 13, 2006, Ron Berger resigned as a director. He was replaced by Duncan Murray who was appointed on October 19, 2006.

      On September 13, 2006, Joshua Finkenberg resigned as a director. He was replaced by Robert Levy who was appointed on September 13, 2006.

Committees of the Board of Directors

      Our Board of Directors has two committees, an audit committee and a compensation committee. Currently Timothy Durham and Robert Levy are the member of the audit committee. Timothy Durham and James Jimirro serve as members of the compensation committee.

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

      BRUCE K. LONG has been our President since July 10, 2006. Mr. Long had been providing services to us on a consulting basis since February 15, 2006. Prior to joining us, Mr. Long was Executive Vice President of Strategic Planning and Business Development for Technicolor Creative Services, a position he held since 2001. Prior to joining Technicolor Creative Services, beginning in September, 2001, Mr. Long served as Chief Executive Officer of Ionic Worldwide Studios, an interactive content start-up company launched with Mike Medavoy and Troy Bolotnick. In 1997, Mr. Long founded and launched Heroes Title Design and Encore Visual Effects Company, serving as president of Encore Video. The combined companies were eventually sold to Liberty Media in 2000. Mr. Long's experience also includes working as a comedian, performing in Los Angeles with The Lunatics, an improvisational troupe, and as a theater director, actor, and producer. Mr. Long spent the early part of his career in the music industry, working as Director of College Promotions for Columbia Records and was Chief Financial Officer of Headfirst Records.

      JEFF GONZALEZ began providing services to us as our principal accounting officer on April 1, 2006 through Shorelight Partners, Inc., a consulting firm. Mr. Gonzalez is a principal in Shorelight Partners, Inc. and has been employed by it since September 2002. Shorelight Partners, Inc. provides management consulting services to businesses. Prior to joining Shorelight Partners, Inc., Mr. Gonzalez was the Chief Financial Officer of Interplay, a publicly traded video game software publisher, which he joined in 2001. From 2000 to 2001, Mr. Gonzalez was the Chief Financial Officer for 2k-Media USA, Inc., a subsidiary of a German motion picture production and distribution company. From 1998 to 2000, Mr. Gonzalez was the Chief Financial Officer for Trimark Holdings, Inc., a publicly traded film distribution and production company.

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

      JAMES TOLL was appointed to our Board of Directors on September 18, 2006. Mr. Toll has worked in the financial area for 26 years, including CBS Television Network in Los Angeles and Warner/Electra/Atlantic International (WEA International) Records in Burbank as a Senior Financial Analyst for three years. While at WEA, Mr. Toll worked for six months at the Mexico City division as their Director Financiero. Mr. Toll spent three years as head of the accounting department for the non-profit company WQED-West, and was involved with the production of the Emmy award winning seven part series, "The Planet Earth", and the production of National Geographic Specials. Mr. Toll spent three years as CFO/Treasure in the Direct Response Industry where he was involved with the hit products "Komputer Tutor" and the "Mighty Pro Grill", and the mega hit, "Abslide". Mr. Toll joined Keller Entertainment Group as the CFO in l996 and was responsible for the corporate financial functions of the Company and management of $40 million for the production and distribution of domestic and international television series such as "Tarzan the Epic Adventure", "Conan the Adventurer", and "Acapulco Heat". Mr. Toll initially joined J2 Communications/National Lampoon in 1987 as Chief Financial Officer and continued in that position until 1993. He then re-joined the Company in August of 2001 as Chief Financial Officer and remained in the position until June 16, 2005. Mr. Toll developed all computerized financial systems for J2 Communications, was responsible for the preparation of all budgets, forecasts, and financial statements including all SEC financial reporting. He was head of operations of J2 Communications video distribution, and was involved in all M&A activity, including J2 Communication's acquisition of National Lampoon. After leaving National Lampoon in 2005, Mr. Toll joined Resources Global Professionals, an international consulting firm that was spun off from Deloitte & Touche one of the big 5 accounting firms. Resources Global Professionals has over 70 offices worldwide in 2005 earned over $525 million in revenues.

      ROBERT LEVY was appointed to our Board of Directors on September 13, 2006. Mr. Levy has written and/or produced motion pictures for over 20 years and is a principal partner in Tapestry Films. His recent production credits include The Wedding Crashers, starring Vince Vaughn, Owen Wilson, Rachel McAdams and Christopher Walken; Underclassman, starring Nick Cannon; Serendipity starring John Cusack and Kate Beckinsale; The Wedding Planner starring Jennifer Lopez and Matthew McConaughey; National Lampoon's Van Wilder starring Ryan Reynolds; Van Wilder 2: The Rise of Taj, starring Kal Penn; She's All That starring Freddie Prinze Jr. and Rachael Leigh Cook; and Employee of the Month, starring Dane Cook, Jessica Simpson and Dax Shepard. Mr. Levy has also been the executive producer on the films Swing, Black & White, Payback, The Chain, The Granny, and Dark Tide. He was not only the executive producer, but he also wrote the story for the classic film Smokey and the Bandit, starring Burt Reynolds. Mr. Levy has also directed and produced A Kid in Aladdin's Court, the sequel to A Kid in King Arthur's Court, which was produced by Tapestry Films. Mr. Levy graduated from the University of California, Los Angeles and received a producing fellowship from the American Film Institute.

      DUNCAN MURRAY was appointed to our Board of Directors on October 19, 2006. From 1998 to his retirement in 2004, Mr. Murray served as Vice President, Business and Legal Affairs, of Santa Monica based Transactional Marketing Partners, Inc. ("TMP"), a direct response television consulting firm.Before joining TMP, from August 1986 through January of 2003, Mr. Murray served as the registrant's Vice-President of Marketing and, prior to that, worked with The Walt Disney Company for 14 years in a variety of capacities including Vice President-Sales Administration for The Disney Channel and Director of Sales for Walt Disney Telecommunications Company. While at The Walt Disney Company, Mr. Murray was an integral part of the small team that created and launched The Disney Channel. During his tenure as Vice President of Marketing for the registrant, he oversaw shareholder relations, published the final three issues of National Lampoon Magazine, and managed negotiations with Artisan Entertainment for attachment of the registrant's name to the feature film National Lampoon's Van Wilder. Mr. Murray currently serves as a Director, Secretary and Treasurer of The Greenburg Family Foundation, a health issues-related philanthropic organization headquartered in Santa Monica and Palm Springs, California.

ITEM 10. EXECUTIVE COMPENSATION

      The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last three completed fiscal years (collectively referred to in this discussion as the "named executive officers"). The officer designation indicates positions held as of July 31, 2006, the end of our last fiscal year. During the 2006 fiscal year, Douglas S. Bennett resigned as President and Chief Financial Officer. During the 2005 fiscal year, James P. Jimirro separated from service, Daniel S. Laikin became our Chief Executive Officer and Douglas S. Bennett became our President and Chief Financial Officer. During the 2004 fiscal years, James P. Jimirro was our President and Chief Executive Officer, Daniel S. Laikin was our Chief Operating Officer and Douglas S. Bennett was our Executive Vice President. James Toll, our former Chief Financial Officer, separated from service on May 17. 2005.

                           SUMMARY COMPENSATION TABLE

                                                                       Securities
                                                                       Underlying
                                          Salary     Bonus/Severence    Options/    All Other Compensation
            Position              Year     ($)             ($)            SARs               ($)(5)
-------------------------------   ----   -------     ---------------   ----------   ----------------------
Daniel S. Laikin                  2006   250,000                             --              13,200
Chief Executive Officer           2005   200,000        200,000(2)-                          13,200
                                  2004   200,000(1)          --         415,000-             13,200

Douglas S. Bennett                2006   250,000                             --              32,000
Former President and Chief        2005   175,000        157,518-                             33,800
Financial Officer                 2004   175,000             --         300,000              31,000

James P. Jimirro
Former Chief Executive            2005   500,000      2,523,800(3)-      60,000             171,819
Officer and President             2004   500,000             --         297,040              11,994

Lorraine Evanoff                  2005   110,000             --          50,000                  --
Former Chief Accounting Officer

James Toll                        2005   139,800             --              --
Former Chief Financial            2004   149,550             --          30,000
Officer                                                      --

(1) Represents one year of salary paid to Mr. Laikin that was paid with 7,649 units of Series C Preferred Stock, with each unit consisting of one share of Series C Convertible Preferred Stock and a warrant to purchase 10 shares of common stock at a price of $1.775 per share.

(2) On December 9, 2004, we granted a bonus to Daniel S. Laikin for exceptional services and issued to him 5,634 units of Series C Convertible Preferred Stock having a value of $35.50 per unit. In connection with this bonus an expense was recognized in the amount of $200,000 during the year ended July 31, 2005. Each unit included one share of Series C Convertible Preferred Stock and a warrant to purchase ten post-split shares of common stock at a price of $1.775 per share.

(3)   Severance payment upon termination of Mr. Jimirro as Chief Executive
      Officer.

(4) Automobile and apartment allowance including payoff of $53,697 for Mr. Jimirro's automobile as part of the severance package.

                           Option/SAR Grants for Last
                          Fiscal Year-Individual Grants

                       Number of Securities    % of Total Options/SARs
                     Underlying Options/SARs   Granted to Employees in   Exercise Price
Name                       Granted (#)               Fiscal Year             ($/sh)       Expiration Date
------------------   -----------------------   -----------------------   --------------   ---------------
Daniel S. Laikin             125,000-                    21%                  2.19-           10/25/15
Douglas S. Bennett           100,000-                    17%                  2.98-            1/31/16
Bruce Long                    50,000                      8%                  2.50             5/12/13
James Jimirro                 25,000                      4%                  2.19            10/27/05

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         And FY-End Option/SAR Values(1)

                                                                                   Value of
                                                               Number of         Unexercised
                                                              Unexercised        In-the-Money
                                                              Options/SARs       Options/SARs
                                                             At FY-End (#)    at FY-End ($) (2)
                     Shares Acquired   Value Realized (1)    Unexercisable/     Unexercisable/
Name                 on Exercise (#)           ($)            Exercisable        Exercisable
------------------   ---------------   ------------------   ---------------   -----------------
Daniel Laikin                 --                  --            0/1,144,666          0/0
Douglas S. Bennett        4,000-            $ 4,200-        73,855/702,145,          0/0
James P. Jimirro         20,911-             54,376-            0/1,552,040          0/0
Bruce K. Long                 --                  --               50,000/0          0/0

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised. The closing price of the common stock on July 31, 2006 was $1.42.

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

      Mr. Laikin's employment agreement may be terminated voluntarily by us at any time during its term for Cause. Cause is defined as (i) the willful and continued failure by Mr. Laikin to substantially perform his duties to us in good faith (other than a failure resulting from his incapacity due to physical or mental illness), or (ii) the willful engaging in conduct which is demonstrably and materially injurious to us. In order to terminate Mr. Laikin for Cause, five members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him. If Mr. Laikin's employment is terminated by us for Cause, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

      Mr. Laikin's employment may be terminated by Mr. Laikin at any time, and will terminate automatically upon his death or disability. Upon such termination, in addition to any benefits mandated by law, we shall pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

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

      SARA RUTENBERG has been our Executive Vice President - Business Affairs since September 2002. Ms. Rutenberg has held various positions in the entertainment industry for the past twenty years. Prior to joining National Lampoon, she held the post of President, Business Development and Strategy for Pearson Television (now Fremantle Media, the owner and producer of 'American Idol') where she managed the divisions responsible for digital asset and intellectual property management and brand management. At Pearson, Ms. Rutenberg also served as Senior Vice President, Business and Legal Affairs and negotiated a variety of production and distribution agreements for all media. Ms. Rutenberg came to Pearson from Universal Television, where she held a variety of posts from 1983-1998, the last being Senior Vice President of Business and Legal Affairs where she was responsible for all international and domestic television distribution and nonscripted television production.

Code of Ethics

      The Board of Directors has adopted a Code of Ethics that applies to all employees, including executive officers, and members of the Board of Directors. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Daniel S. Laikin, Chief Executive Officer, National Lampoon, Inc., 8228 Sunset Boulevard, West Hollywood, California 90046.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name of Filer   Form   Description
-------------   ----   -----------
Jeff Gonzalez     3    Mr. Gonzalez filed a Form 3 on July 24, 2006 rather
                       than on April 11, 2006.

Bruce Long        3    Mr. Long filed a Form 3 on July 21, 2006 rather
                       than on July 20, 2006.

James Jimirro     4    Mr. Jimirro filed a Form 4 to report the sale of
                       21,200 shares of common stock that occurred between July 24, 2006 and August 16, 2006 on August 16,
                       2006.

Jeff Gonzalez     4    On July 25, 2006 Mr. Gonzalez filed a Form 4 to
                       report the grant of an option to purchase 20,000 shares of common stock that was made on May 12, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of October 16, 2006 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

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

The following table is based on a total of 15,212,925 shares of common stock consisting of the following:

      o a total of 7,134,214 shares of common stock outstanding on October 16, 2006;

      o 63,607 shares of Series B Convertible Preferred Stock that may be converted into 3,583,491 shares of common stock; and

      o 224,761 shares of Series C Convertible Preferred Stock that may be converted into 4,495,220 shares of common stock.

                                                            Series B Convertible      Series C Convertible
                                                           Preferred Stock, on an    Preferred Stock, on an
                                      Common Stock          as-converted basis(9)    as-converted basis(14)
                                -----------------------   ------------------------   ------------------------
                                             Percentage                 Percentage                 Percentage
                                Number of     Ownership   Number of      Ownership     Number of    Ownership
Name and Position *               Shares      of Class      Shares       of Class        Shares     of Class
-----------------------------   -----------------------   ---------     ----------   ------------- ----------
Daniel S. Laikin, CEO           4,605,375(1)              1,787,379(8)    49.88%     1,663,060(12)    37.00%
Douglas S. Bennett, President     740,122(2)          %      24,000(9)     0.67%        21,800(13)     0.48%
Jeff Gonzalez, Interim CFO         10,000(3)                     --          --             --           --
James P. Jimirro, Chairman      1,877,085(4)                     --          --             --           --
Timothy Durham, Director        1,888,301(5)                994,253(10)   27.75%     1,206,300(14)    26.84%
Paul Skjodt, Director             758,297(6)                366,197(11)   10.22%            --           --
                                                                 --          --             --           --
                                                                             --             --           --
Officers and Directors as a
Group (8 persons)               9,879,180                 3,171,829       88.51%     2,891,160        64.32%
Remaining Holders of Series B
Convertible Preferred Stock
as a Group                             --            --     411,662       11.49%            --           --
Remaining Holders of Series C
Convertible Preferred Stock
as a Group                             --            --          --          --      1,604,060        35.68%

* The address for each of the persons named in the table above (with the exception of the holders of the Series B and Series C Convertible Preferred Stock is 8228 Sunset Boulevard, West Hollywood, California 90046.

(1) This number includes 847,418 shares of common stock, options to purchase 1,144,666 shares of common stock, a warrant to purchase 1,781,761 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 831,530 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(2) This number includes 7,000 shares of common stock, options to purchase 698,222 shares of common stock from a total of 776,000 options granted to Mr. Bennett, a warrant to purchase 24,000 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 10,900 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(3) This number represents warrants to purchase 10,000 shares of common stock from a total of 20,000 options granted to Mr. Gonzalez.

(4) This number includes 335,045 shares of common stock and options to purchase 1,542,040 shares of common stock.

(5) This number includes 597,864 shares of common stock owned by Mr. Durham or by an entity controlled by him, options to purchase 70,000 shares of common stock, a warrant to purchase 617,287 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 603,150 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(6) This number includes 327,718 shares of common stock, options to purchase 70,000 shares of common stock, and a warrant to purchase 360,579 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock.

(7)   Each share of Series B Convertible Preferred Stock may be converted into
      56.338 shares of common stock.

(8) Mr. Laikin owns 31,726 shares of Series B Convertible Preferred Stock that may be converted into 1,787,379 shares of common stock.

(9) Mr. Durham owns 17,648 shares of Series B Convertible Preferred Stock that may be converted into 994,253 shares of common stock.

(10) Mr. Skjodt owns 6,500 shares of Series B Convertible Preferred Stock that may be converted into 366,197 shares of common stock.

(11) Each share of Series C Convertible Preferred Stock may be converted into 20 shares of common stock.

(12) Mr. Laikin owns 83,153 shares of Series C Convertible Preferred Stock that may be converted into 1,663,060 shares of common stock.

(13) Mr. Durham owns 60,315 shares of Series C Convertible Preferred Stock that may be converted into 1,206,300 shares of common stock.

Information on Equity Incentive Plans

      Information about our employee equity incentive plan is included in Item 5 of this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During August 2006 an entity controlled by Timothy Durham, a member of our Board of Directors, provided debt financing to the producers of the films National Lampoons's Jakes Booty Call and National Lampoon's Pucked. We are the theatrical distributor of these films and we incurred various print and advertising costs associated with their distribution. Mr. Durham's company paid the majority of these costs directly to us on behalf of the producers. We have no obligation or plan to repay Mr. Durham or his company for the funds received.

      During the fiscal year ended July 31, 2006, we borrowed funds from Daniel
S. Laikin, our Chief Executive Officer, director and a significant stockholder, and Timothy Durham, a member of the board of directors and a significant stockholder, which was used for the publication of National Lampoon books. A total of $125,000 was borrowed from Mr. Laikin, Mr. Durham and a third party..

      From June 29 to July 31, 2006, we borrowed approximately $288,000 from Mr. Laikin to cover some of our working capital requirements. We also owe $943 of accrued interest to Mr. Laikin at July 31, 2006.

      On July 14, 1986, James P. Jimirro, our Chairman and former President and Chief Executive Officer, purchased 192,000 shares of our common stock for approximately $115,000. For such shares, we received the sum of approximately $58,000 and a note for approximately $58,000. The note bore interest at the rate of 10% per annum and, pursuant to a Pledge and Security Agreement dated July 14, 1986, was secured by the shares purchased. The unpaid principal and interest outstanding at July 31, 2004 was approximately $164,000. On May 17, 2002 we entered into an employment agreement with Mr. Jimirro. Mr. Jimirro's employment agreement included a "rolling term" provision so that at no time was the remaining term under the agreement less than five years. Mr. Jimirro's employment agreement provided for an annual salary of $500,000 and, commencing as of January 31, 2003 and continuing on the last day of each month thereafter during the period that he was employed by us, provided for the monthly grant of fully vested options to purchase 10,000 shares of our common stock. Pursuant to the employment agreement, Mr. Jimirro also received fifty percent of our gross receipts from the movie National Lampoon's Van Wilder. We were permitted to terminate Mr. Jimirro's employment agreement without cause or for convenience after December 31, 2002. We exercised our right to do this on January 28, 2005 and, pursuant to the terms of Mr. Jimirro's employment agreement, we cancelled the promissory note he owed to us. Aside from the cancellation of the promissory note, Mr. Jimirro's severance benefits included a lump sum payment of $2,400,000, a payment of $123,800 to reimburse taxes to be paid by him as a result of the cancellation of the promissory note and the buy-out of the automobile we leased for him, totaling approximately $53,697. The payment of our obligations to Mr. Jimirro had been secured by all of our assets pursuant to the terms of a Security Agreement also dated May 17, 2002. Our obligations under the Security Agreement terminated upon payment of the severance benefits to Mr. Jimirro.

      Beginning in March 2003, after the closing of the Series B Convertible Preferred Stock offering, Mr. Laikin and Mr. Durham loaned us money in order to fund our operations. The total amount loaned to us by Mr. Laikin, including accrued interest, was approximately $2,509,000, and the total amount loaned to us by Mr. Durham, including accrued interest, was approximately $2,137,000. Mr. Laikin and Mr. Durham have converted their loans to units of our Series C Convertible Preferred Stock at a rate of $35.50 per unit. Mr. Laikin also converted $220,000 in compensation owed to him to our Series C Convertible Preferred Stock at the rate of $35.50 per unit.

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

      In conjunction with our receipt of a loan from N. Williams Family Investments, L.P. on January 28, 2005, Mr. Laikin and Mr. Durham agreed to guarantee certain obligations relating to the security provided for the loan. In exchange for these guarantees, we issued to each of Mr. Laikin and Mr. Durham 50,000 shares of our common stock. The loan was paid in full on August 31, 2005.

      On June 30, 2005 and again on July 18, 2005 Mr. Durham loaned us $100,000. These were short-term advances that bore no interest. The advances were repaid on July 15, 2005 and August 10, 2005, respectively. Mr. Durham also loaned us $230,000 on June 6, 2005, $270,000 on June 8, 2005 and $100,000 on July 15,
2005. These loans were also short-term advances that bore no interest. The advances were repaid on August 10, 2005.

ITEM 13. EXHIBITS

Exhibit No.   Title
-----------   -----
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

10.19         Common Stock Purchase Warrant for Series C Preferred Stockholders
              (5)

10.20 Agreement dated December 16, 1981 between Warner Bros. Inc. and Studio 21 Productions, Inc. (7)

21            Subsidiaries of National Lampoon, Inc. *

23            Consent of Stonefield Josephson, Inc. *

*     Filed herewith.

(1) Incorporated by reference from the Registrant's Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.

(2) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission on October 29, 2004.

(3) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.

(4) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(5) Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.

(6) Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on June 15, 2005.

(7) Incorporated by reference from the Registrant's SB-2 Registration Statement filed with the Securities and Exchange Commission on May 10, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2006 and July 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                                             July 31,   July 31,
                                                               2006       2005
                                                             --------   --------
(i) Audit Fees                                               $55,786    $36,529
(ii) Audit Related Fees                                      $67,083    $95,114
(iii) Tax Fees                                               $14,280    $ 6,476
(iv) All Other Fees                                          $    --    $    --

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2006.

                                         NATIONAL LAMPOON, INC.


                                         By: /s/ Daniel S. Laikin
                                             -----------------------------------
                                             Daniel S. Laikin
                                             Chief Executive Office

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                   Date
---------              ------                                  ----


/s/ Daniel S. Laikin   Chief Executive Officer, Director       November 14, 2006
--------------------
Daniel S. Laikin


/s/ Bruce K. Long      President and Chief Operating Officer   November 14, 2006
--------------------
Bruce K. Long


/s/Jeff Gonzalez       Principal Accounting Officer            November 14, 2006
--------------------
Jeff Gonzalez


/s/ Timothy Durham     Director                                November 14, 2006
--------------------
Timothy Durham


/s/ Paul Skjodt        Director                                November 14, 2006
--------------------
Paul Skjodt


/s/ Robert L. Levy     Director                                November 14, 2006
--------------------
Robert L. Levy