Form 10QSB
period 2006-10-31
NATIONAL LAMPOON INC
filed 2006-12-27
CIK 798078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2006

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 7,214,220 shares of common stock, $0.0001 par value, issued and outstanding as of December 12, 2006.

Transitional Small Business Disclosure Format (Check one):
Yes |_| No |X|

                           FORWARD LOOKING STATEMENTS

     Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as "may," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "the Company's future success depends," "seeks to continue," or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

      o a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

      o     whether we will be able to raise capital as we need it,

      o whether the entertainment products we produce or to which we license our brand will generate significant sales,

      o whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

      o whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin and our President, Bruce Long.

      o unanticipated increases in development, production or marketing expenses related to our various business activities, and other factors which will be outside of our control.

     In evaluating forward-looking statements, you should consider the factors identified above as well as those risks outlined in the section of this quarterly report titled "Management's Discussion and Analysis or Plan of Operation". Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake to update any of the forward-looking statements to conform these statements to actual results. You should carefully review the risk factors included in the Company's Annual Report on Form 10-KSB and in other documents it files from time to time with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        As of
                                                                       10/31/06
                                                                     ------------

CURRENT ASSETS
  Cash                                                               $    123,153
  Accounts receivable, Net of reserves of $220,832                      3,434,261
  Prepaid expenses and other current assets                                21,530
                                                                     ------------
    Total current assets                                                3,578,944
                                                                     ------------
NON-CURRENT ASSETS
  Fixed assets, net of accumulated depreciation $102,499                   22,047
  Capitalized television production costs, net of $889,784 in
  film financing and $1,229,051 of amortization (Note B)                  836,758
  Capitalized publishing costs, net of $141,983 of amortization            47,406
  Intangible assets, net of accumulated amortization of $4,290,424      1,719,861
                                                                     ------------
    Total non-current assets                                            2,626,072
                                                                     ------------
TOTAL ASSETS
                                                                        6,205,016
                                                                     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $    971,849
  Accrued expenses                                                        110,802
  Payroll accrual                                                          37,460
  Accrued royalties                                                       439,667
  Accrued dividends (Note H)                                            2,762,018
  Notes payable (Note  I ) - related party, including
    interest of $53,817                                                 1,294,986
  Deferred income                                                         256,268
                                                                     ------------
    TOTAL CURRENT LIABILITIES                                           5,873,050
                                                                     ------------

COMMITMENTS AND CONTINGENCIES (Note M)

SHAREHOLDERS' EQUITY
   Series B Convertible Preferred Stock, par value $.0001 per
     share, 68,406 shares authorized, 63,607 shares issued                      6
   Series C Convertible Preferred Stock, par value $.0001 per
     share, 250,000 shares authorized, 224,761 shares issued                   22
   Common Stock, par value $.0001 per share, 60,000,000 shares
     authorized and 7,196,256 shares issued                                   720
   Additional paid-in capital                                          37,351,003
   Accumulated deficit                                                (37,019,785)
                                                                     ------------
     TOTAL SHAREHOLDERS' EQUITY                                           331,966
                                                                     ------------
TOTAL LIABILITIES AND SHARESHOLDERS' EQUITY
                                                                        6,205,016
                                                                     ============


The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Three Month Period Ended
                                                                            October 31,
                                                                       2006             2005
                                                                   ------------    ------------

REVENUES
  Production                                                       $     39,000    $     51,333
  Licensing                                                           3,109,795         190,320
  Tours                                                                      --           2,534
  Advertising & Promotion                                               842,730         594,001
  Publishing                                                            138,248           4,643
                                                                   ------------    ------------
    Total revenues                                                    4,129,773         842,831
                                                                   ------------    ------------

COSTS AND EXPENSES
  Costs related to production revenue                                     3,000
  Costs related to licensing revenue                                     61,196          86,440
  Costs related to tours revenue                                             --          34,864
  Costs related to advertising and promotion revenue                    715,467         661,165
  Amortization of capitalized television production costs                14,372          95,350
  Amortization of intangible assets                                      61,140          60,000
  Amortization debt issuance costs                                           --         313,000
  Provision for doubtful accounts                                        34,000          76,345
  Selling, general and administrative expenses                        1,170,813       1,416,111
  Stock options issued for services                                     322,545          68,735
                                                                   ------------    ------------
    Total costs and expenses                                          2,382,533       2,812,010
                                                                   ------------    ------------
OPERATING INCOME (LOSS)                                               1,747,240      (1,969,179)
                                                                   ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                                            --          33,671
  Interest expense                                                      (13,912)
  Other income                                                               --           4,220
                                                                   ------------    ------------
    Total other income                                                  (13,912)         37,891
                                                                   ------------    ------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                         $  1,733,328    $ (1,931,288)
                                                                   ------------    ------------
Minority Interest In Income of Consolidated Subsidiary                       --          52,250
LOSS BEFORE INCOME TAXES                                           $  1,733,328    $ (1,879,038)
                                                                   ------------    ------------
  Provision for income taxes                                                 --              --
                                                                   ------------    ------------
NET INCOME (LOSS)                                                     1,733,328      (1,879,038)
                                                                   ------------    ------------
  Accrued dividends (Note H)                                           (320,975)       (328,150)
                                                                   ------------    ------------
  Net Income (loss) attributable to common shareholders            $  1,412,353    $ (2,207,188)
                                                                   ============    ============

Net Income (loss) per share attributable to common shareholder -
                                                                   ------------    ------------
Basic                                                              $       0.20    $      (0.34)
                                                                   ============    ============
Net Income (loss) per share attributable to common shareholder -
                                                                   ------------    ------------
Fully diluted                                                      $       0.09    $      (0.34)
                                                                   ============    ============

Weighted average number of common shares - Basic                      7,151,513       6,479,708
Weighted average number of common shares - Fully diluted             15,230,224       6,479,708


The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL LAMPOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              October 31,
                                                      --------------------------
                                                         2006           2005
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $ 1,733,328    $(1,879,038)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation                                            2,939          4,440
    Amortization of intangible assets                      61,140         60,000
    Amortization of debt issuance costs                        --        313,000
    Amortization of capitalized production costs            8,622         95,350
    Stock, options and warrants issued for services       425,370         68,739
    Provision for doubtful accounts                       174,625         76,345
  Changes in assets and liabilities:
    Increase in accounts receivable                    (2,858,476)      (174,762)
    Decrease in prepaid expenses and other assets          38,092        143,777
    Decrease in publishing costs                           38,446             --
    Increase in production costs                         (156,575)      (752,690)
    Increase in accounts payable                           20,890        131,163
    Decrease in accrued expenses                          (11,791)      (453,051)
    Decrease in payroll accrual                           (91,496)       (59,964)
    Increase in deferred revenues                              --        370,000
                                                      -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                  (614,886)    (2,056,691)
                                                      -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                               (7,413)        (4,988)
    Purchase of intangible assets                          (3,652)            --
    Investments (Note M)                                     (800)            --
                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     (11,865)        (4,988)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Film financing                                            5,034        444,250
  Minority interest                                            --        (52,250)
  Proceeds from issuance of common stock                       --      9,600,000
  Payments related to the issuance of common stock             --     (1,279,341)
  Payments of notes payable                               (54,143)    (3,412,383)
  Proceeds from the exercise of stock options                  --          2,208
  Proceeds from notes payable                             724,411             --
                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 675,302      5,302,484
                                                      -----------    -----------
NET INCREASE IN CASH                                       48,551      3,240,805
CASH AT BEGINNING OF PERIOD                                74,601        110,695
                                                      -----------    -----------
CASH AT END OF PERIOD                                     123,152      3,351,500
                                                      ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for Taxes                                 $     4,100    $        --
                                                      ===========    ===========
  Interest paid                                       $        --    $   111,847
                                                      ===========    ===========
  Stock and options issued for services               $   425,370    $    68,739
                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A -- BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements of National Lampoon, Inc. (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2006, and the results of operations and cash flows for the three month periods ended October 31, 2006 and 2005 have been included. The results of operations for the three month period ended October 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2006 included in the Company's Annual Report on Form 10-KSB for that period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's net loss of $6,859,085 and $8,669,170 in the prior two fiscal years, accumulated deficit of $37,019,785 at October 31, 2006, net income of $1,733,328 which arose from the settlement of a participation audit with Universal Studios and negative working capital of $2,294,106 raises substantial doubt about our ability to continue as a going concern and our independent auditors have included a going concern explanatory paragraph in their report on our financial statements for the year ended July 31, 2006. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of December 12, 2006, we had cash on hand of approximately $1.1 million and receivables totaling approximately $1.1 million. In order to satisfy future capital requirements, management is actively pursuing and has entered into discussions with Red Rock Pictures Holdings, Inc. (Note L) regarding additional financing for film cost productions.

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

The portion of the costs of the Company's completed films that are expected to be amortized during the upcoming 12 months is $505,554.

Production costs on theatrical films in production and development were $300,820 at October 31, 2006 and production costs for the Company's National Lampoon Network product were $30,384 at October 31, 2006.

The Company expects to amortize within three years 90% of unamortized film costs for released films.

NOTE C - CONTROLLED COMPANY STATUS

The Company is a "controlled company" as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to
Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy
B. Laikin (all of whom are collectively referred to in this discussion as the "NLAG Stockholders") and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Since the termination of Mr. Jimirro's employment agreement and payment of all amounts due him, the NLAG Stockholders can now nominate and vote for a seventh director. The Voting Agreement will terminate on the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro currently owns 432,245 shares of the Company's common stock. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

As of October 31, 2006, the Company owed Timothy Durham, a director, approximately $477,500 in principal and $44,753 in interest. The obligation to Mr. Durham is payable on demand. $471,076 of the principal and interest had been paid to Mr. Durham as of December 5, 2006.

As of October 31, 2006, the Company owed Dan Laikin, the Company's Chief Executive Officer, approximately $674,000 in principal and $7,909 in interest.

NOTE D - IMPAIRMENT

The Company tests for impairment of the National Lampoon(TM) trademark in accordance with SFAS 142 and 144 paragraphs 16 to 21, estimating the future cash flows from the trademark to test the recoverability of the intangible asset. The valuation of the trademark includes estimates of cash flows over the remaining expected life based on prior revenues generated from the film library using the trademark and trademark licensing fees.

The Company evaluates film costs for impairment in accordance with paragraphs 43 and 44 of SOP 00-2. The Company determines if any event has occurred that would indicate that the fair value of the film costs is less than the carrying value of the project, using estimated ultimate revenue based on historical data.

The Company determined that there was no impairment of the National Lampoon(TM) trademark and there was no impairment of film costs during the quarter ended October 31, 2006.

NOTE E - STOCK OPTIONS

     As of October 31, 2006, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, and consultants which are described more fully below. Prior to August 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the fair value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the fair value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of some restricted share units.

     Effective August 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123 (R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended October 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, August 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on August 1, 2006, the Company's net income from operations before income taxes and net loss for the three and six months ended October 31, 2006 is approximately $61,304 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $61,304 charge for the three months ended October 31, 2006 consisted of the recognition of compensation expense of $61,304 associated with stock options granted in previous years. The Company's net income per share for the three months ended October 31, 2006 would have been less than $0.01 higher if the Company had not adopted SFAS No. 123(R).

     SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments in the three months ended October 31, 2006. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on August 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders' equity to additional paid in capital.

Beginning August 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. In the three months ended October 31, 2006, the calculation of forfeitures did not have a material effect on the Company's results of operations, financial position or cash flows.


     The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended October 31, 2006:

                                                           Three Months Ended
                                                             October 31
                                                       ------------------------
                                                           2006          2005
                                                       ----------    ----------

risk-free interest rate                                       5.5%          5.5%
expected option lives (in years)                                6             6
expected volatility for options                              72.1%        127.3%
expected dividend yield                                      None          None


     The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company's stock option plans for the three months ended October 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.


                                                                     Three Months Ended
                                                                         October 31,
                                                                            2005

Net loss attributable to common shareholders - as reported         $        (2,138,453)
APB 25 expense recognized                                                           --
Stock option compensation under-fair value method                             (359,651)
Net loss attributable to common shareholders-pro forma             $        (2,566,749)
Basic and diluted earnings/(loss) per share-as reported            $              (.34)
Basic and diluted earnings/(loss) per share-pro forma              $              (.40)

      On January 30, 2002 our Board of Directors approved the J2 Communications Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "Equity Incentive Plan"). The Equity Incentive Plan was approved by our stockholders on April 25, 2002.The Equity Incentive Plan has a term of 10 years and is currently administered by our Board of Directors, which shall be referred to in this discussion as the "Administrator". Pursuant to the Equity Incentive Plan, the Administrator may grant to eligible persons, which include employees, officers, directors, consultants and advisors, awards of options (which may be qualified or non-qualified, depending upon whether or not the eligible person is an employee), stock appreciation rights (commonly known as "SARs") or deferred common stock or restricted common stock. 1,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. The number of shares of common stock set aside for grants was increased to 2,500,000 in the 2004 fiscal year. In September 2004 our Board of Directors authorized a two-for-one stock split, making 5,000,000 shares of common stock available for grants.

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

         Under the Equity Incentive Plan and the 2005 Plan, we expensed $261,241 and $68,735 during the three month periods ended October 31, 2006 and 2005, respectively, for services rendered by non-employees utilizing the guidance for share based payment transactions with parties other than employees provided in statement 123 as originally issued and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended October 31, 2006:


                                                         Three Months Ended
                                                             October 31
                                                       ------------------------
                                                          2006          2005
                                                       ----------    ----------

risk-free interest rate                                       5.5%          5.5%
expected option lives (in years)                                6             6
expected volatility for options                              72.1%        127.3%
expected dividend yield                                      None          None


NOTE F - FILM FINANCING

Pursuant to an agreement entered into between the Company and Majestic Entertainment, Inc. ("Majestic") in December 2004, the parties formed National Lampoon Clubhouse, Inc. ("Clubhouse"). The entity is owned equally by the Company and Majestic. Clubhouse is an attempt to create another brand using the National Lampoon(TM) name. Because of the importance of the National Lampoon(TM) name to the Company, the Company exercises day-to-day operational control over Clubhouse. Clubhouse operates from the Company's premises, and utilizes both the staff and property of the Company. The Company integrates Clubhouse's operations with its operations, making all the decisions necessary to carry out the current business activities. The Company provides all the accounting functions for Clubhouse, including making all accounting policy decisions, determining any estimates affecting the carrying amounts of assets and liabilities, and maintaining all accounting records. The Company also establishes credit with vendors for use by Clubhouse or uses its vendors to provide services to Clubhouse. Additionally, Clubhouse uses the post-production equipment and other post-production facilities on the Company's premises. Based on the foregoing, the Company has determined that although it does not exercise control by a majority of the voting rights in Clubhouse, it has more than a significant influence on Clubhouse and accordingly the Company consolidates Clubhouse's financial results with the Company's.

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

Furthermore, the Company seeks to utilize third party financing to produce its product thereby reducing the financial risk associated with motion picture production. In order to maintain and improve its brand name, the Company maintains control of all business and creative elements associated with film production and distribution. In contrast, when the Company licenses its name to a film, it has little or no operational or creative control. In the case of Totally Baked LLC the entity was created for the sole purpose of producing the motion picture titled "Totally Baked". The motion picture is now completed and during the development and production period the Company maintained and continues to maintain control over all aspects of the film irrespective of the contractual terms. The Company will distribute and/or sell the distribution rights throughout the world wide exhibition market which gives the Company complete control going forward. The Company will control all cash receipts during the exploitation phase of the motion picture as it controlled all cash disbursements during the production phase.

The Company believes that these factors require it to account for this transaction at gross on its financial statements, and accordingly, reports all transactions at gross amounts relating to the production and sale of the film National Lampoon's Totally Baked in its consolidated financial statements.

The production financing was recorded against capitalized production costs.

NOTE G - NET INCOME OR LOSS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic earnings per share is $.20 and fully diluted earnings per share is $.09 at October 31, 2006. Basic and diluted earnings per share are the same at October 31, 2005 as common equivalent shares have been excluded from the computation due to the fact they are anti-dilutive. Options and warrants to purchase 10,004,139 common shares during the three months ended October 31, 2005 are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 8,178,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2005 because their inclusion would be anti-dilutive.

At October 31, 2006, there are 63,607 Series B Convertible Preferred Shares and 224,761 Series C Convertible Preferred Shares. Upon conversion of the 63,607 Series B Convertible Preferred Shares, 3,583,491 common shares would be issuable. Upon conversion of the 224,761 Series C Convertible Preferred Shares, 4,495,220 common shares would be issuable. This would result in a diluted weighted average number of shares of 15,230,224 at October 31, 2006.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2006 because their inclusion would be anti-dilutive.

Options and warrants to purchase 11,524,109 common shares during the three months ended October 31, 2006 are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

NOTE H - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the three month period ended October 31, 2006, the Company accrued $325,002 of Series B and Series C dividends. At October 31, 2006, the Company had accrued $2,762,018 representing the total value of the dividends for Series B and Series C dividends.

Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which the Company's common stock is traded, on the trading date immediately preceding the date that the Company becomes liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued is computed using the closing price of the last date on which trades were made and reported.

NOTE I - NOTES PAYABLE AND ACCRUED INTEREST

Timothy Durham, a director, was owed approximately $477,500 in principal and $30,278 in interest at October 31, 2006. A repayment of approximately $187,000 was made to Mr. Durham on or about December 1, 2006.


Dan Laikin, the Company's Chief Executive Officer, was owed approximately $674,193 in principal and $7,910 in interest at October 31, 2006.

Christopher R. Williams, a shareholder, was owed approximately $75,000 in principal and $1,155 in interest at October 31, 2006.

Approximately $14,475 in interest was owed at October 31, 2006 for the financing of Totally Baked.

NOTE J - STOCKHOLDER EQUITY

On August 1, 2006, the Company entered into a monthly consulting arrangement whereby the consultant would receive 5,000 common shares per month during the engagement period. During the three month period ended October 31, 2006, the Company issued 15,000 shares and expensed $20,050 which was equivalent to the fair market value when the shares were issued.

On October 26, 2006, the Company issued 5,495 common shares to a consultant for services rendered. The Company expensed $10,000 which was equivalent to the fair market value on the date of issuance.

On October 3, 2006 the Company issued 27,547 common shares to a consultant for production services on one of our films. The Company expensed $52,339 which was equivalent to the fair market value on the date of issuance.

NOTE K - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; advertising and promotions on its websites, field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; the sale of sponsorships and advertising at "Spring Break" events; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Summarized financial information for the three months ended October 31, 2006 and October 31, 2005 concerning the Company's segments is as follows:

                                      Licensing &    Advertising &
                                      Publishing       Promotion      Production     Travel Services     Clubhouse       Total
                                      -----------    -------------    -----------    ---------------    -----------   -----------


Three Months Ended October 31, 2006
  Segment revenue                     $ 3,248,043    $     842,730    $    39,000    $            --    $        --   $ 4,129,773
  Segment operating income (loss)     $ 1,985,589    $    (198,786)   $    21,576    $            --    $        --   $ 1,808,379
  Depreciation expense                $     1,363    $       1,576    $        --    $            --    $        --   $     2,939

Three Months Ended October 31, 2005
  Segment revenue                     $   195,000    $     594,000    $    51,000    $         2,500    $        --   $   842,500
  Segment operating (loss)            $  (905,000)   $    (598,000)   $  (343,000)   $       (63,000)   $        --   $(1,909,000)
  Depreciation expense                $     2,375    $      31,828    $        --    $            --    $        --   $    34,203

A reconciliation of segment operating income (loss) to net income (loss) before income taxes for the three month periods ended October 31, 2006 and 2005 is as follows:

                                                              FOR THE THREE MONTHS ENDED
                                                               31-Oct-06      31-Oct-05
                                                              -----------    -----------

Total segment operating income (loss)                         $ 1,808,379    $(1,909,000)

Amortization of intangible assets                             $   (61,140)   $   (60,000)

Interest expense                                              $   (13,911)   $        --

Interest Income                                               $        --    $    38,000

                                                              -----------    -----------
Net income (loss) before minority interest and income taxes   $ 1,733,328    $(1,931,000)
                                                              ===========    ===========


A reconciliation of reportable segment assets to consolidated total assets as of October 31, 2006 and 2005 is as follows:

                                                                        AS OF
                                                               31-Oct-06     31-Oct-05
                                                              -----------   -----------

Total assets for reportable segments                          $ 4,362,003   $ 1,606,496

Intangible assets not allocated to segments                   $ 1,719,861   $ 1,777,348

Cash                                                          $   123,153   $    74,601

                                                              -----------   -----------

Total assets                                                  $ 6,205,016   $ 3,458,446
                                                              ===========   ===========


NOTE L - RELATED PARTY TRANSACTIONS

In October 2006 the Company invested $800 in Red Rock Pictures Holdings, Inc. which is a publicly traded entity classified as a development stage company. The investment represents approximately 19.5% of the total outstanding shares of Red Rock Pictures Holdings, Inc. At August 31, 2006, which represents the most recent financial information provided to National Lampoon, Red Rock Pictures Holdings, Inc had approximately $1,900 in total assets. The Company recorded the transaction under the cost method. In September 2006 Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month. Two members of National Lampoon's board of directors, Robert Levy and Daniel Laikin, also own stock in Red Rock Pictures Holdings, Inc.

NOTE M - COMMITMENTS AND CONTINGENCIES


National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). The Company filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. On November 14, 2006 Bahia Mar Hotel filed a demurrer only to our cause of action for fraud and a motion to strike our claim for punitive damages in connection with the same cause of action for fraud. The hearing on Bahia Mar Hotel's motion is set for January 10, 2007. We have decided that we will simply amend our complaint in response to Bahia Mar Hotel's demurrer and motion to strike.

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

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum merit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. We intend to vigorously defend this action as we believe that it is without merit.

Hinchy v. Collison, Lovett, National Lampoon, etc. (San Bernardino Superior Court Case No. RCV098387). The Complaint was filed on October 5, 2006. The Company was served with the Complaint in November 2006. The Company filed an answer on December 11, 2006. The plaintiff alleges a claim for negligence, namely causing property damage to a recreational vehicle. The Company disputes the claim and intends to vigorously defend this action.

NOTE N - SUBSEQUENT EVENTS

On November 29, 2006, the board of directors of the Company granted the following stock options under the Equity Incentive Plan as compensation to various individuals that had rendered services to the Corporation:

Number of  Options   Stock Option Price      Vesting Period              Expiration
------------------   ------------------      --------------              ----------

225,000                    $2.50          1/3 over 3 years from grant date of 7 years from grant date


Also on November 29, 2006, the board of directors of the Company granted 2,000 common shares per month to a consultant during the term for services performed by the consultant on behalf of the Company. The board also granted the consultant 100,000 warrants at a $2.50 exercise price vesting over three years with an expiration of 7 years from the date of grant.

Between November 15, 2006 and December 4, 2006 the Company re-paid loans of approximately $469,000 in principal and interest to Timothy Durham, a director.

On December 8, 2006, Jeff Gonzalez the Company's acting Chief Financial Officer resigned from the Company, effective December 15, 2006.

Item 2 - Management's Discussion and Analysis or Plan of Operation

         Management's Discussion and Analysis or Plan of Operation discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

      We are a media and entertainment company that creates and distributes comedic content. The National Lampoon(TM) brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the use of our name on motion pictures, including National Lampoon's Animal House and National Lampoon's Vacation.

      Our plan is to expand the use of our brand in order to increase the revenues we generate through license fees, advertising and other sources. We are pursuing this plan as follows:

Motion Picture Production

      We produce feature films. We have interests in two entities, National Lampoon Clubhouse, Inc., which is producing the film Monster Night AKA Trick or Treat, and Totally Baked, LLC, which is producing the film currently titled Totally Baked. Both motion pictures are expected to be released during the 2007 fiscal year. The Company is also currently in production on a feature film titled Bag Boy which was wholly financed by National Lampoon and is expected to be released during the second half of 2007. We also earn revenues from providing producer/manager services for films that do not carry our brand.

      During the three months ended October 31, 2006, revenues derived from producer and management fees totaled $39,000 or 1% of all the revenues we earned during the period.

Licensing

      We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of films produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. We license the National Lampoon(TM) brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin financing our own productions in the future.

      For the three months ended October 31, 2006, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled $3,109,795 or approximately 75% of the revenues we earned during the period. Approximately $2.9 million of this revenue was realized from a settlement relating to royalties earned during periods prior to September 30, 2004 for the film National Lampoon's Animal House.

National Lampoon Networks

      National Lampoon Networks, Inc. (sometimes referred to in this report as "NLN") includes the National Lampoon Network, which is made up of four internet destination sites with the names National Lampoon.com, TOGA TV, the National Lampoon Humor Network and Knucklehead video. We sell advertising space on these sites in the form of video streamed commercials along with banner advertisements. We believe that we provide an appealing platform to those advertisers who want their commercial messages to reach the college age market. For those businesses targeting the college market, NLN provides an integrated marketing platform that includes internet advertisers, on-air advertising, and field marketing.

      We recently entered into a content distribution agreement with AOL whereby we launched the National Lampoon Video Channel on the AOL video service. We sell advertising space, including video streaming, on AOL's service.

      NLN also has more than 200 affiliated college and other television stations, reaching nearly 2 million college students in their dormitories and other places of residence.

      Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes comedic television programming to college audiences through its network. AV Squad, Greek Games, College Town and Master Debaters are among some of the television and internet programming that we developed and produced and are now distributing in the retail market.

      For the three month period ended October 31, 2006, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled $842,730 or approximately 20.4% of all the revenues we earned during this period.

Travel Services

      During the academic year we will market, advertise and promote products for corporate customers at major spring break locations utilizing our market expertise in the college and young adult market.

      Since spring break activities begin in the third quarter of the fiscal year, no revenue was earned during this period.

Publishing

      In October 2002, we entered into an agreement with Rugged Land LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, National Lampoon's Big Book of True Facts and National Lampoon's Encyclopedia of Humor.

      During the 2006 fiscal year we began publishing our books. As of October 31, 2006, we have released three books including National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog], National Lampoon's Magazine Rack, and National Lampoon's Jokes Jokes Jokes. Two other books are due out in the second quarter of 2007, National Lampoon's Favorite Cartoons of the 21st Century and National Lampoon's Not Fit for Print.

      For the quarter ended October 31, 2006, revenues derived from our publishing activities totaled $138,248, or approximately 3.3 % of all the revenues we earned during this period.

Radio

      In March 2005, NL Radio, LLC was formed. We hold a 25% interest in this entity. NL Radio, LLC launched an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, URL's and websites, to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called "pilot programming," to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming. Programming was launched on XM radio in fiscal 2007. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. Revenue will be earned from ad sales, direct response advertising and product promotion arrangements. We will receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand. No revenue was realized from NL Radio, LLC during this period.

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

      o We intend to expand our film library by increasing the number of film products we produce internally. We currently have one film in production and are actively developing three new projects and have finalized distribution arrangements with Comedy Central and a number of home video distributors and retailers. In some cases we are guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

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

      o National Lampoon Networks continues to provide field marketing campaigns for various advertisers.

      o We started publishing and distributing books we created to continue capitalizing on the National Lampoon brand.

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

Revenue Recognition

      Our revenue from National Lampoon Networks and film distribution is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights and the sale of home videos. Revenue is recognized in accordance with the requirements of SOP 00-2. Revenue from broadcast licensing agreements, together with related costs, are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from internet advertising sales is recognized once the flight or advertisement campaign is completed based on the terms of the contract. We have not engaged in any barter transactions. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collecting the proceeds.

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

Results of Operations

      We operate in five business segments, namely,

      o licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers;

      o advertising and promotion on our internet websites, field marketing, live events and the distribution of television programming on college campuses;

      o     production television and DVD products;

      o     sale of corporate sponsorships at spring break events; and

      o production of motion pictures through National Lampoon Clubhouse, Inc.

      Segment operating income (loss) excludes the amortization of intangible assets, interest income, minority interest and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

                                      Licensing &    Advertising &
                                      Publishing      Promotion       Production     Travel Services     Clubhouse        Total
                                      -----------    -------------    -----------    ---------------    -----------   -----------
Three Months Ended October 31, 2006
  Segment revenue                     $ 3,248,043    $     842,730    $    39,000    $            --    $        --   $ 4,129,773
  Segment operating income  (loss)    $ 1,985,589    $    (198,786)   $    21,576    $            --    $        --   $ 1,808,379

Three Months Ended October 31, 2005
  Segment revenue                     $   195,000    $     594,000    $    51,000    $         2,500    $        --   $   842,500
  Segment operating (loss)            $  (905,000)   $    (598,000)   $  (343,000)   $       (63,000)   $        --   $(1,909,000)


Three Months Comparative Analysis for the Three Month Period ending October 31, 2006.

Licensing and Publishing Revenues

         Licensing and publishing revenues for the three months ended October 31, 2006 were $3,248,043 compared to $195,000 for the three months ended October 31, 2005, representing an increase of 1,593%. This increase was primarily attributable a $2.9 million settlement of outstanding royalties due to us from Universal City Studios, LLP for the film National Lampoon's Animal House. We also realized $138,000 in revenue from the publication of our books. There was no comparative publishing revenue in the prior year period because the initial books were released during the fourth quarter of the 2006 fiscal year.

         Operating income increased $2,890,589 from the prior year primarily from the royalty settlement with Universal City Studios, LLP as there were very low segment costs attributed to this revenue.

Advertising and Promotion Revenues

         During the three months ended October 31, 2006, National Lampoon Network's combined advertising and promotion revenues increased to $842,730 from $594,000 for the three months ended October 31, 2005, representing an increase of 41%. The increase in revenue was primarily as a result of advertising revenue realized from our internet destination sites. During the three months ended October 31, 2005, we had one internet site as compared to four sites for the three months ended October 31, 2006.

         Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with some amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Amortization of capitalized production costs was approximately $14,000 during the three months ended October 31, 2006, as compared to approximately $95,000 during the three months ended October 31, 2005. Costs related to internet advertising and promotion revenues for the three months ended October 31, 2006 were approximately $729,840 as compared to approximately $661,000 during the three months ending October 31, 2005.

         Costs related to advertising and promotion revenue increased approximately $68,840 or 10% during the three months ended October 31, 2006 as compared to the same period in 2005. The increase in costs for the three month period ended October 31, 2006 was a direct result of the 41% increase in revenue. We realize significantly higher profit margins on internet based advertising as compared to promotional revenue. Thus, the increase in revenue resulted in a proportionately small increase in costs.

Production Revenues

      For the three months ended October 31, 2006, production revenues were approximately $39,000 as compared to $51,000 for the three months ended October 31, 2005. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are planning on expanding our productions and we have negotiated an output arrangement with Comedy Central which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of retailers and distributors. There is no minimum price guarantee but the arrangement provides us a video distribution outlet for our new product. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

      The segment operating income increased $364,576 or 106% as a larger percentage of indirect costs were allocated to other revenue segments because of the significant increase in overall revenue during the three months ended October 31, 2006 as compared to the three months ended October 31, 2005. We anticipate that revenue and its related cost from film production will increase in future periods as we concentrate more resources on this segment of our overall business.

Travel Services Revenues

      We earned no revenue from this segment of our business during the quarter ended October 31, 2006 as sponsorship and advertising revenues for travel related services are typically earned during spring break, which generally occurs in the third quarter of our fiscal year.

Other Costs and Expenses

      Amortization of intangible assets, which consists of the costs of our acquisition of the "National Lampoon(TM)" trademark, was approximately $60,000 during the three months ended October 31, 2006 and 2005.

      Selling, general and administrative costs decreased by $245,298 or 17%, to $1,170,813 during the three months ended October 31, 2006 from $1,416,111 for the three months ended October 31, 2005. The decrease resulted from a $100,000 decrease in overhead costs associated with National Lampoon Clubhouse as there was no active development or production by National Lampoon Clubhouse during the current period. In contrast, National Lampoon Clubhouse was in active production with the film "Trick or Treat" in the prior period. Costs at National Lampoon Networks decreased by $75,000 during the period ended October 31, 2006 as compared to the same period in the prior year as we closed our New York office and eliminated three sales positions. We have also made an effort to reduce selling, general, and administrative costs resulting in a further reduction in other costs.

      During the three months ended October 31, 2006, expenses totaling $322,545 were incurred from grants of options and warrants to employees, advisors and consultants as compared to expenses totaling $68,735 attributable to grants of options and warrants that were incurred during the three months ended October 31, 2005. The increase is primarily due to the implementation of SFAS No. 123R.

      Interest income of $0 was earned during the three months ended October 31, 2006 compared to interest income of $33,671 during the three months ended October 31, 2005. Interest income was realized in the prior period due to our increased cash position during the three month period ended October 31, 2005 as a result of the public offering completed on August 8, 2005. No similar capital infusion occurred during the three month period ended October 31, 2006.

      For the three month period ended October 31, 2006, we had net income of $1,733,328 as compared to a net loss of $1,879,038 for the three month period ended October 31, 2005, representing an increase in net income of $3,612,366 or 192%. The increase in net income resulted primarily from the significant increase in revenue associated with license fees from the settlement with Universal City Studios, LLP along with the increase in internet related advertising revenue. The decrease in selling, general and administrative costs along with a $313,000 decrease in debt issuance costs from the prior year also contributed to the increase in net income. No debt issuance costs were incurred during the three month period ended October 31, 2006.

      During the three months ended October 31, 2006 and 2005, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $320,975 during the three month period ended October 31, 2006 and $328,150 during the same period in 2005. The addition of the accrued dividend resulted in net income attributable to common shareholders of $1,412,353 or $.09 per fully diluted share for the three month period ended October 31, 2006, versus a net loss attributable to common shareholders of $2,207,188 or $.34 per basic and fully diluted share for the three month period ended October 31, 2005.

Liquidity and Capital Resources

      We have not generated positive cash flow from operations over the past few years. With the possible exception of the second quarter of the 2007 fiscal year, we do not expect positive cash flow from operations for at least 12 months. Our principal sources of working capital during the three month period ended October 31, 2006 consisted of loans from our officers and directors.

      For the three month period ended October 31, 2006, our net cash flow used in operating activities was $614,886 as compared to $2,056,691 of net cash flow used in operating activities during the period ended October 31, 2005. The decrease in cash flow usage from operations was primarily attributable to the increase in revenue and related collections along with the $596,111 decrease in production costs. Cash provided by financing activities was $675,302 for the three month period ended October 31, 2006, as compared to $5,302,484 for the three months ended October 31, 2005. The funds for the current period were obtained from loans provided by officers and directors. The funds for the period ended October 31, 2005 were primarily obtained from the offering of our common stock in August 2005 offset by the partial payment of notes payable to officers and directors and offering costs.

      As of December 12, 2006, we had cash on hand of approximately $1.1 million which includes the payment of the settlement from Universal City Studios,LLP and receivables totaling approximately $1.1 million. We believe this along with some debt financing provided by our Chief Executive Officer and one member of our board of directors will be adequate to fund our ongoing operations and capital requirements for the next twelve months.

      Our principal source of funds used for operations and working capital during the quarter ended October 31, 2006 has been loans received from Daniel S. Laikin, our Chief Executive Officer, Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at October 31, 2006, is approximately $1,226,693.

      Our financial statements for the fiscal year ended July 31, 2006 contained an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Commitments for Capital Expenditures

      As of October 31, 2006, our capital expenditures are projected to be $100,000 for the 2007 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

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

      Our interim Chief Financial Officer resigned effective December 15, 2006 and the change in our accounting personnel resulted in our failure to file this report timely. We are in the process of contracting with an outside consultant to serve as our new interim Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. On November 14, 2006 Bahia Mar Hotel filed a demurrer only to our cause of action for fraud and a motion to strike our claim for punitive damages in connection with the same cause of action for fraud. The hearing on Bahia Mar Hotel's motion is set for January 10, 2007. We have decided that we will amend our complaint in response to Bahia Mar Hotel's demurrer and motion to strike.

Walter Briggs v. National Lampoon, Inc. (Los Angeles Superior Court Case No. BC360336). Information relating to this action was included in our Form 10-KSB which was filed with the Securities and Exchange Commission on November 14, 2006. There have been no significant developments relating to this action during the three months ended October 31, 2006.


Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). Information relating to this action was included in our Form 10-KSB which was filed with the Securities and Exchange Commission on November 14, 2006. There have been no significant developments relating to this action during the three months ended October 31, 2006.

Hinchy v. Collison, Lovett, National Lampoon, etc. (San Bernardino Superior Court Case No. RCV098387). The Complaint was filed on October 5, 2006. We were served with the Complaint in November 2006. We filed an answer on December 11, 2006. The plaintiff claims that our negligence caused property damage to a recreational vehicle he owned. We intend to vigorously defend this action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         None.


Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

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

10.1 Settlement Agreement and Release of Claims between National Lampoon, Inc. and Universal City Studios LLLP*

31.1 Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2 Certification by President/Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32 Certification by Chief Executive Officer and President/Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*Filed herewith.

(1) Incorporated by reference from the Registrant's Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.
(2) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 29, 2005.
(3) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.
(4) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.
(5) Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 27, 2006             NATIONAL LAMPOON, INC.


                              By: /s/ Daniel S. Laikin
                                  -----------------------------------------
                                  Daniel S. Laikin, Chief Executive Officer



December 27, 2006             By: /s/ Jeff Gonzalez
                                  ----------------------------------------------
                                  Jeff Gonzalez, Interim Chief Financial Officer