Form 10QSB
period 2007-01-31
NATIONAL LAMPOON INC
filed 2007-03-16
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 0-15284

NATIONAL LAMPOON, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	95-4053296 (I.R.S. Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 8,099,521 shares of common stock, $0.0001 par value, issued and outstanding as of March 8, 2007.

Transitional Small Business Disclosure Format (Check one):
Yes |_| No |X|

FORWARD LOOKING STATEMENTS

Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as "may," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "the Company's future success depends," "seeks to continue," or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital or debt film financing as we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin and our President, Bruce Long,

•	unanticipated increases in development, production or marketing expenses related to our various business activities, and other factors which will be outside of our control.

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

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
____________

As of
ASSETS	January 31, 2007

CURRENT ASSETS
Cash	$645,123
Accounts receivable, net of reserves of $285,067	645,270
Prepaid expenses and other current assets	37,782
Total current assets	1,328,175
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	21,945
Capitalized production costs, net of $3,763,734 of amortization (Note B)	2,595,460
Capitalized publishing costs, net of $217,564 of amortization	31,900
Investment in equity securities (Note L)	-
Intangible assets, net of accumulated amortization of $4,350,424	1,659,861
Total non-current assets	4,309,166
TOTAL ASSETS	$5,637,341

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$818,929
Accrued expenses	237,963
Payroll accrual	37,625
Accrued royalties	477,636
Accrued dividends (Note H)	2,863,970
Notes payable (Note I ) - related party, including interest of $20,425	1,596,924
Deferred income	500,000
TOTAL CURRENT LIABILITIES	6,533,047

COMMITMENTS AND CONTINGENCIES (Note M)

MINORITY INTEREST

SHAREHOLDERS' DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized,
63,607 shares issued and outstanding	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized,
193,347 shares issued and outstanding	19
Common Stock, par value $.0001 per share, 60,000,000 shares authorized,
8,053,363 shares issued and outstanding	805
Additional paid-in capital	37,865,929
Accumulated deficit	(38,762,465)
TOTAL SHAREHOLDERS' DEFICIT	(895,706)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,637,341

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
____________

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2007	2006	2007	2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUE
Production	$5,500	$92,250	$44,500	$143,583
Licensing	311,842	300,318	3,421,637	490,637
Advertising & Promotion	638,092	427,429	1,480,822	1,021,430
Tours	-	-	-	2,534
Publishing	31,954	-	170,202	4,643
Total revenue	987,388	819,997	5,117,161	1,662,827

COSTS AND EXPENSES
Costs related to production revenue	-	22,910	3,000	22,910
Costs related to licensing revenue	96,621	(1,752)	157,816	84,688
Costs related to tours revenue	-	65,307	-	100,171
Costs related to advertising and promotion revenue	501,532	485,832	1,217,000	1,146,997
Amortization of capitalized production costs	405,897	57,145	420,269	152,495
Amortization of intangible assets	60,000	60,000	121,140	120,000
Amortization debt issuance costs	-	-	-	313,000
Provision for doubtful accounts	122,075	-	156,075	76,345
Selling, general and administrative expenses	1,153,734	1,175,974	2,324,547	2,592,085
Stock, warrants & options issued for services	400,395	36,105	722,940	104,840
Total costs and expenses	2,740,254	1,901,521	5,122,787	4,713,531
OPERATING LOSS	(1,752,866)	(1,081,524)	(5,626)	(3,050,704)
OTHER INCOME (EXPENSE)
Interest income	4,501	35,291	4,501	68,962
Interest expense	(14,926)	(22,958)	(28,838)	(25,433)
Equity in investee loss	(800)	-	(800)	-
Other income	21,412	977	21,412	7,672
Total other income (loss)	10,187	13,310	(3,725)	51,201
NET LOSS BEFORE MINORITY INTEREST	$(1,742,679)	$(1,068,214)	$(9,351)	$(2,999,503)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY		20,315	-	72,564
LOSS BEFORE INCOME TAXES	$(1,742,679)	$(1,047,899)	$(9,351)	$(2,926,939)
Provision for income taxes	-	-	-	-
NET LOSS	(1,742,679)	(1,047,899)	(9,351)	(2,926,939)
Accrued dividends (Note H)	(322,040)	(328,150)	(643,015)	(656,301)
Net loss attributable to common shareholders	$(2,064,719)	$(1,376,049)	$(652,366)	$(3,583,240)

Net loss per share attributable to common shareholder
- basic and diluted	$(0.28)	$(0.20)	$(0.09)	$(0.54)
Weighted average number of common shares
- basic and diluted	7,356,420	6,775,812	7,253,967	6,630,941

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

____________
	Six Months Ended
	January 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,351)	$(2,926,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,328	8,879
Amortization of intangible assets	121,140	120,000
Amortization of debt issuance costs	-	313,000
Amortization of capitalized production costs	424,519	152,499
Stock, options and warrants issued for services	901,565	104,840
Provision for losses on accounts receivable	149,566	76,345
Undistributed loss of equity investment	800	-
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(44,426)	83,510
Decrease/(increase) in prepaid expenses and other assets	21,041	(86,279)
Decrease in publishing costs	53,952	-
Increase in production costs	(2,331,174)	(878,890)
(Decrease)/Increase in accounts payable	(132,031)	46,063
Increase/(Decrease) in accrued expenses	62,008	(514,379)
Increase in deferred revenues	243,732	8,774
NET CASH USED IN OPERATING ACTIVITIES	(532,331)	(3,492,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,702)	(4,988)
Purchase of intangible assets	(3,652)	-
Investment in equity securities	(800)	-
NET CASH USED IN INVESTING ACTIVITIES	(15,154)	(4,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Film financing	5,034	444,250
Minority interest	-	(72,565)
Proceeds from issuance of common stock	-	9,600,000
Payments related to the issuance of common stock	-	(1,288,505)
Payments of notes payable (Note I)	(623,933)	(3,407,418)
Proceeds from the exercise of stock options	131,810	19,107
Proceeds from the exercise of warrants	9,000	-
Proceeds from notes payable	1,596,096	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,118,007	5,294,869
NET INCREASE IN CASH	570,522	1,797,304
CASH AT BEGINNING OF PERIOD	74,601	110,695
CASH AT END OF PERIOD	645,123	1,907,999
Supplemental disclosures of cash flow information:
Cash paid for Taxes	$6,850	$-
Interest paid	$45,294	$111,847
Stock and options issued for services and debt issuance costs	$901,565	$104,840
Supplemental schedule of noncash investing and financing activities:
Conversion of accrued dividends on Series C Convertible Preferred Stock to common stock	$220,104	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements of National Lampoon, Inc. (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2007, and the results of operations and cash flows for the three and six month periods ended January 31, 2007 and 2006 have been included. The results of operations for the six month period ended January 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2006 included in the Company's Annual Report on Form 10-KSB for that period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's net loss of $6,859,085 and $8,669,170 in the prior two fiscal years, accumulated deficit of $38,762,465, net loss of $9,351, and negative working capital of $5,204,872 raise substantial doubt about our ability to continue as a going concern and our independent auditors have included a going concern explanatory paragraph in their report on our financial statements for the year ended July 31, 2006. We are currently devoting efforts to achieving profitable operations which includes arranging film financing. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of January 31, 2007 we had cash on hand of approximately $645,123. In order to satisfy future capital requirements, management is actively pursuing and has entered into discussions with Red Rock Pictures Holdings, Inc. (Note L) regarding additional financing for film production costs.

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

The portion of the costs of the Company's completed films that are expected to be amortized during the upcoming 12 months is $2,040,849.

Production costs on theatrical films in production and development were $2,412,069 at January 31, 2007 and production costs for the Company's National Lampoon Network product were $51,017 at January 31, 2007.

The Company expects to amortize within three years 90% of unamortized film costs for released films.

NOTE C - CONTROLLED COMPANY STATUS

The Company is a “controlled company” as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the "NLAG Stockholders") and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Since the termination of Mr. Jimirro's employment agreement and payment of all amounts due him, the NLAG Stockholders can now nominate and vote for a seventh director. The Voting Agreement will terminate on the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro owned 202,245 shares of the Company's common stock as of January 31, 2007. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

As of January 31, 2007, the Company owed Timothy Durham, a director, approximately $60,794 in principal and $1,791 in interest. The obligation to Mr. Durham is payable on demand. During the six months ending January 31, 2007, $441,706 of principal and $45,294 interest had been paid to Mr. Durham.

As of January 31, 2007, the Company owed Dan Laikin, the Company's Chief Executive Officer, approximately $599,447 in principal and $16,345 in interest. The obligation to Mr. Laikin is payable on demand. During the six months ending January 31, 2007, $111,888 of principal and no interest had been paid to Mr. Laikin.

NOTE D - IMPAIRMENT

The Company tests for impairment of the National Lampoon(TM) trademark in accordance with SFAS 142 and 144 paragraphs 16 to 21, estimating the future cash flows from the trademark to test the recoverability of the intangible assets. The valuation of the trademark includes estimates of cash flows over the remaining expected life based on prior revenue generated from the film library using the trademark and trademark licensing fees.

The Company evaluates film costs for impairment in accordance with paragraphs 43 and 44 of SOP 00-2. The Company determines if any event has occurred that would indicate that the fair value of the film costs is less than the carrying value of the project, using estimated ultimate revenue based on historical data.

The Company determined that there was no impairment of the National Lampoon(TM) as of January 31, 2007. During the six months ending January 31, 2007, one film was released that did not perform as expected. As such, the total amount of amortization of capitalized production costs in the accompanying statement of operations of $405,897 for the three months and $420,269 for the six months ending January 31, 2007 represents a write down of unamortized production costs to reflect the current estimate of its future revenue. The revised net book value as of January 31, 2007 of this film is $97,000 and is included in capitalized production costs in the accompanying balance sheet.

NOTE E - STOCK OPTIONS

As of January 31, 2007, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, and consultants which are described more fully below. Prior to August 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the fair value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the fair value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of some restricted share units.

Effective August 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123 (R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended January 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, August 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on August 1, 2006, the Company's net income from operations before income taxes and net loss for the three and six months ended January 31, 2007 is approximately $61,304 lower and $122,608 lower, respectively than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $61,304 charge for the three months ended January 31, 2007 and the $122,608 charge for the six months ended January 31, 2007 consisted of the recognition of compensation expense of $122,608 associated with stock options granted in previous years. The Company's basic and diluted earnings per share for the three and six months ended January 31, 2007 would have been $0.01and $0.02 higher, respectively than if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments in the three months ended January 31, 2007. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on August 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders' equity to additional paid in capital.

Beginning August 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. In the three months ended January 31, 2007, the calculation of forfeitures did not have a material effect on the Company's results of operations, financial position or cash flows.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended January 31, 2007:

	Six Months Ended
	January 31
	2007	2006

Risk-free interest rate	5.5%	5.5%

Expected option lives (in years)	6	6

Expected volatility for options	68.4%	95.7%

Expected dividend yield	None	None

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company's stock option plans for the three and six months ended January 31, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Net loss attributable to common shareholders - as reported	$(1,376,049)	$(3,583,240)
APB 25 expense recognized	$-	$-
Stock option compensation under-fair value method	$(103,267)	$(171,293)
Net loss attributable to common shareholders-pro forma	$(1,479,316)	$(3,754,533)
Basic and diluted loss per share-as reported	$(0.20)	$(0.54)
Basic and diluted loss per share-pro forma	$(0.22)	$(0.57)

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

Under the Equity Incentive Plan and the 2005 Plan, we expensed $339,091 and $36,105 during the three month period ended January 31, 2007 and 2006, respectively and $600,332 and $104,840 during the six month period ended January 31, 2007 and 2006, respectively for services rendered by non-employees utilizing the guidance for share based payment transactions with parties other than employees provided in statement 123 as originally issued and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services".

NOTE F - FILM FINANCING

The Company has formed entities with third parties where it does not own the majority of the entity, but will license the use of the name “National Lampoon” to the entity. However, because of the importance of the National Lampoon(TM) name to the Company, the Company will exercise day-to-day operational control over the entity. This control will include locating operations on the Company's premises, and utilizing both the staff and property of the Company. The Company integrates these entities operations with its operations and makes all the decisions necessary to carry out their business activities. The Company provides all the accounting functions, including making all accounting policy decisions, determining any estimates affecting the carrying amounts of assets and liabilities, and maintaining all accounting records. The Company also establishes credit with vendors or uses its vendors to provide services to the entities. Additionally, the entities use the post-production equipment and other post-production facilities on the Company's premises. Based on the foregoing, the Company has determined that although it does not exercise control by a majority of the voting rights, it has more than a significant influence and accordingly the Company consolidates these entities financial results with the Company's.

The Company seeks to utilize third party financing to produce its films, thereby reducing the financial risk associated with motion picture production. In order to maintain and improve its brand name, the Company maintains control of all business and creative elements associated with film production and distribution. In contrast, when the Company licenses its name to a film, it has little or no operational or creative control. For both produced and licensed films, the Company may also distribute and/or sell the distribution rights throughout the world wide exhibition market.  If we determine that we have significant control of a film project throughout the production, finance or distribution, we account for the transactions of the film at gross on its financial statements. Accordingly, for those projects that it has significant control, the Company reports all transactions at gross amounts relating to the production and sale in its consolidated financial statements.

The production financing was recorded against capitalized production costs.

NOTE G - NET INCOME OR LOSS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted loss per share is $0.28 and $0.09 for the three and six months ended January 31, 2007, respectively. Basic and diluted loss per share is $0.20 and $0.54 for the three and six months ended January 31, 2006, respectively. Basic and diluted loss per share are the same at January 31, 2007 and 2006, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 9,411,822 and 9,715,768 common shares during the three months ended January 31, 2007 and 2006 respectively, and options and warrants to purchase 8,304,039 and 9,859,954 common shares during the six months ended January 31, 2007 and 2006 respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,450,431 and 8,178,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the six months ended January 31, 2007 and 2006, respectively, because their inclusion would be anti-dilutive.

At January 31, 2007, there are 63,607 Series B Convertible Preferred Shares and 193,347 Series C Convertible Preferred Shares. Upon conversion of the 63,607 Series B Convertible Preferred Shares, 3,583,491common shares would be issuable. Upon conversion of the 193,347 Series C Convertible Preferred Shares, 3,866,940 common shares would be issuable. This would result in a diluted weighted average number of shares of 14,806,851 for the three months ended January 31, 2007 and 14,704,398 for the six months ended January 31, 2007.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three and six months ended January 31, 2007 because their inclusion would be anti-dilutive.

NOTE H - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the three and six month periods ended January 31, 2007, the Company accrued $318,029 and $643,031, respectively of Series B and Series C dividends. Upon conversion of 31,414 shares of Series C Convertible Preferred Stock, accrued dividends were reduced by $220,104. At January 31, 2007, the Company had accrued $2,863,970 representing the total value of the dividends for Series B and Series C dividends.

On conversion of the Series B and Series C Convertible Preferred Stock, the company becomes liable to pay dividends. Conversion of dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which the Company's common stock is traded, on the trading date immediately preceding the date that the Company becomes liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued is computed using the closing price of the last date on which trades were made and reported.

NOTE I - NOTES PAYABLE AND ACCRUED INTEREST

Timothy Durham, a director, was owed approximately $60,794 in principal and $1,791 in interest at January 31, 2007.

Dan Laikin, the Company's Chief Executive Officer, was owed approximately $599,447 in principal and $16,345 in interest at January 31, 2007.

Christopher R. Williams, a shareholder, was owed approximately $75,000 in principal and $2,289 in interest at January 31, 2007.

Approximately $17,500 in interest was owed to an investor at January 31, 2007 for the financing of Totally Baked.

Approximately $781,758 was owed at January 31, 2007 to Red Rock Pictures Holdings, Inc. for the funding of various films. No interest expense was recorded due to the short term nature of these loans.

NOTE J - SHAREHOLDERS’ DEFICIT

During the three months ended January 31, 2007, 82,100 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $131,810.

During the three months ended January 31, 2007, 5,055 shares of the Company’s common stock were issued upon exercise of warrants attached to the Company's Series B Convertible Preferred Stock that resulted in cash proceeds to the Company of approximately $9,000.

In addition, 31,414 shares of the Company's Series C Convertible Preferred Stock and the related accrued dividends of $220,104 were converted to 729,646 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock based on the trading value of the Company’s common stock on the conversion date.

Furthermore, 6,200 shares of the Company’s common stock, with a trading value of $13,640 on their date of issuance, were issued to employees as a bonus.

On August 1, 2006, the Company entered into a monthly consulting arrangement whereby the consultant would receive 5,000 common shares per month through November 2006. Commencing December 1, 2006, the consultant received 3,000 common shares per month. During the three month period ended January 31, 2007, the Company issued 11,000 common shares and expensed $23,600, which was equivalent to the trading value of the shares on their date of issuance.

On May 1, 2006, the Company commenced issuing 3,500 common shares to a consultant for each month of service during the engagement period. During the three month period ended January 31, 2007, the Company issued 7,000 common shares and expensed $15,470, which was equivalent to the trading value of the shares on their date of issuance.

On November 1, 2006, the Company commenced compensating a consultant $10,000 in common shares for each month of service during the engagement period. During the three month period ended January 31, 2007, the Company issued 13,964 common shares and expensed $30,000, which was equivalent to the trading value of the shares on their date of issuance.

On November 9, 2006, the Company compensated two consultants $2,000 each in common shares for consulting services rendered. The Company issued 2,116 common shares in total and expensed $4,000, which was at the agreed upon price of $1.89 per share.

On November 29, 2006, the board of directors of the Company granted 2,000 common shares per month to a consultant during the term for services performed by the consultant on behalf of the Company. The board also granted the consultant 100,000 warrants at a $2.50 exercise price vesting over three years with an expiration of 7 years from the date of grant.

NOTE K - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; advertising and promotions on its websites, field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; the sale of sponsorships and advertising at "Spring Break" events; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Summarized financial information for the three and six months ended January 31, 2007 and January 31, 2006 concerning the Company's segments is as follows:

	Licensing & Publishing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total

Three Months Ended January 31, 2007
Segment revenue	$343,796	$638,092	$5,500	$-	$-	$987,388
Segment operating income (loss)	$(336,457)	$(946,675)	$(409,734)	$-	$-	$(1,692,866)
Depreciation expense	$1,767	$1,623	$-	$-	$-	$3,390

Three Months Ended January 31, 2006
Segment revenue	$300,318	$427,429	$92,250	$-	$-	$819,997
Segment operating (loss)	$(317,889)	$(451,723)	$(121,096)	$(90,366)	$(40,629)	$(1,021,703)
Depreciation expense	$-	$4,440	$-	$-	$-	$4,440

Six Months Ended January 31, 2007
Segment revenue	$3,591,839	$1,480,822	$44,500	$-	$-	$5,117,161
Segment operating income (loss)	$1,649,131	$(1,145,460)	$(388,158)	$-	$-	$115,513
Depreciation expense	$3,129	$3,199	$-	$-	$-	$6,328

Six Months Ended January 31, 2006
Segment revenue	$495,318	$1,021,429	$143,250	$2,500	$-	$1,662,497
Segment operating (loss)	$(1,222,889)	$(1,049,723)	$(464,096)	$(153,366)	$(40,629)	$(2,930,703)
Depreciation expense	$-	$8,879	$-	$-	$-	$8,879

A reconciliation of segment operating income (loss) to net loss before minority interest and income taxes for the three and six month periods ended January 31, 2007 and 2006 is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	31-Jan-07	31-Jan-06	31-Jan-07	31-Jan-06

Total segment operating income (loss)	$(1,692,866)	$(1,021,524)	$115,513	$(2,930,704)

Amortization of intangible assets	$(60,000)	$(60,000)	$(121,140)	$(120,000)

Interest Income	$4,501	$35,291	$4,501	$68,962

Interest expense	$(14,926)	$(22,958)	$(28,838)	$(25,433)

Equity in investee loss	$(800)	$-	$(800)	$-

Other income/expense	$21,412	$977	$21,413	$7,672

Net loss before minority interest and income taxes	$(1,742,679)	$(1,068,214)	$(9,351)	$(2,999,503)

A reconciliation of reportable segment assets to consolidated total assets as of January 31, 2007 and 2006 is as follows:

	AS OF
	31-Jan-07	31-Jan-06

Total assets for reportable segments	$3,332,357	$1,472,829

Intangible assets not allocated to segments	$1,659,861	$1,856,154

Cash	$645,123	$1,907,999

Other unallocated amounts	$-	$453,048

Total assets	$5,637,341	$5,690,030

NOTE L - RELATED PARTY TRANSACTIONS

In October 2006, the Company invested $800 in Red Rock Pictures Holdings, Inc., (“Red Rock”) which was then merged into a publicly traded entity classified as a development stage company. The investment represents approximately 11,769,236 shares or 19.5% of the total outstanding shares of Red Rock Pictures Holdings, Inc. Three members of National Lampoon’s board of directors, Robert Levy, Tim Durham and Daniel Laikin, also own stock in Red Rock Pictures Holdings, Inc. The Company recorded the transaction under the equity method due to the determination they had significant influence, and recognized its proportionate share of the investee’s losses not to exceed the $800 investment. In addition, the Company’s investment had been determined to not be a variable interest entity in accordance with FIN46(R) since Red Rock Pictures Holdings, Inc. was not formed for the primary benefit of the Company, and the Company does not have an obligation to absorb the losses, nor receive any return. The fair market value of each share of Red Rock Pictures Holdings, Inc. is $2.53 as of January 31, 2007. Included in the accompanying balance sheet as of January 31, 2007 are notes payable to Red Rock Pictures Holdings, Inc. of $781,758. In September 2006, Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month.

NOTE M - COMMITMENTS AND CONTINGENCIES

Hinchy v. Collison, Lovett, National Lampoon, etc. (San Bernardino Superior Court Case No. RCV098387). The Complaint was filed on October 5, 2006. We were served with the Complaint in November 2006. We filed an answer on December 11, 2006. The plaintiff claims that our negligence caused property damage to a recreational vehicle he owned. The matter is presently in the discovery stage and no trial date has been set. We strongly dispute the claims asserted and are vigorously defending this action.

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum merit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. A mandatory settlement conference is scheduled for March 2007 where we intend to vigorously defend this action as we believe that it is without merit.

The Screen Actor’s Guild (“SAG”) has filed claims against National Lampoon Clubhouse, Inc. ("Clubhouse") for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”.  SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefits under the SAG agreement.  Clubhouse disputes these claims and intends to vigorously defend this action.

NOTE N - SUBSEQUENT EVENTS

On February 28, 2007, the board of directors of the Company granted 360,000 stock options at a $2.00 exercise price vesting over three years with an expiration of 7 years from the date of grant to various individuals that had rendered services to the Company.

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

Motion Picture Production

We produce feature films. We have interests in production related two entities, National Lampoon Clubhouse, Inc., which produced the film “Monster Night” aka “Trick or Treat”, and Totally Baked, LLC, which is producing the film currently titled “Totally Baked”. “Monster Night” was released in the fall of 2006 and “Totally Baked” is expected to be released in April 2007. The Company is also currently in production on a feature film currently titled “Bag Boy” which was financed by National Lampoon and Red Rock Picture Holdings, Inc. and is expected to be released during the second half of 2007. We are in preproduction for the film “Ratko, The Dictator’s Son” and are expected to commence production in May 2007. We also earn revenues from providing producer/manager services for films that do not carry our brand.

We also own 19% of Red Rock Picture Holdings, Inc. (sometimes referred to in this report as “Red Rock”), a development stage company formed in August 2006. Red Rock was formed for the purpose of providing financing and consulting services to the production and exploitation of motion pictures. It is our intention to enter into a non-exclusive agreement whereby Red Rock will provide financing for National Lampoon motion picture productions.

During the three and six months ended January 31, 2007, respectively revenues derived from producer and management fees totaled approximately $6,000 and $45,000 or less than 1% of all the revenues we earned during the respective periods.

Licensing

We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of one film in production as of January 31, 2007 and a film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. We license the National Lampoon(TM) brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin increasing the number of our own productions in the future.

For the three and six months ended January 31, 2007, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled approximately $312,000 and $3,422,000 or approximately 32% and 67% of the revenues we earned during the period. A significant portion of this revenue was realized from a settlement relating to royalties earned during periods prior to September 30, 2004 for a National Lampoon licensed film.

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

For the three and six month period ended January 31, 2007, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled approximately $638,000 and $1,481,000 or approximately 65% and 29% of all the revenues we earned during the respective periods.

Travel Services

During the academic year we may market, advertise and promote products for corporate customers at major spring break locations utilizing our market expertise in the college and young adult market.

Since spring break activities begin in the third quarter of our 2006 fiscal year, no revenue was earned during this three or six month period ending January 31, 2007.

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

During the 2006 fiscal year we began publishing our books. As of January 31, 2007, we have released five books including National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog], National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes, National Lampoon’s Not Fit For Print and National Lampoon Favorite Cartoons of the 21st Century. Eight other books are currently in development for future release.

For the three and six months ending January 31, 2007, revenues derived from our publishing activities totaled approximately $32,000 and $170,000, respectively, or approximately 3% of all the revenues we earned during the respective periods.

Radio

In March 2005, NL Radio, LLC was formed. We hold a 25% interest in this entity. NL Radio, LLC launched an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, URL's and websites, to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called "pilot programming," to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming. Programming was launched on XM radio in fiscal 2007. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. Revenue will be earned from ad sales, direct response advertising and product promotion arrangements. We will receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand. No revenue has been realized from NL Radio, LLC.

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

•
We intend to expand our film library by increasing the number of film products we produce internally. We currently have one film in production and are actively developing three new projects and have finalized domestic and international distribution arrangements. The domestic distribution arrangement includes a number of home video distributors and retailers and a domestic cable provider. In some cases we are guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon(TM) brand.

•	We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events.

•	National Lampoon Networks continues to provide field marketing campaigns for various advertisers.

•	We started publishing and distributing books we created to continue capitalizing on the National Lampoon brand.

•	NL Radio, LLC plans to launch an entertainment radio format using our brand. We own a 25% interest in NL Radio, LLC.

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

Results of Operations

We operate in five business segments, namely,

•	licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers;

•	advertising and promotion on our internet websites, field marketing, live events and the distribution of television programming on college campuses;

•	production television and DVD products;

•	sale of corporate sponsorships at spring break events; and

•	production of motion pictures.

Segment operating loss excludes the amortization of intangible assets, interest income, minority interest and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

	Licensing & Publishing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total

Three Months Ended January 31, 2007
Segment revenue	$343,796	$638,092	$5,500	$-	$-	$987,388
Segment operating loss	$(336,457)	$(946,675)	$(409,734)	$-	$-	$(1,692,866)

Three Months Ended January 31, 2006
Segment revenue	$300,318	$427,429	$92,250	$-	$-	$819,997
Segment operating loss	$(317,889)	$(451,723)	$(121,096)	$(90,366)	$(40,629)	$(1,021,703)

Three and Six Months Ended January 31, 2007 as compared to the Three and Six Months Ended January 31, 2006

Licensing and Publishing Revenues

Licensing and publishing revenues for the three and six months ended January 31, 2007 were approximately $344,000 and $3,592,000 compared to $300,000 and $495,000 for the three and six months ended January 31, 2006, representing an increase of 15% and 626%, respectively. The increase for the three month period ending January 31, 2007 was primarily attributable to increased royalties. The increase for the six month period was primarily attributable to a settlement of outstanding royalties. We also realized $5,000 and $45,000 in revenue in the three and six months ending January 31, 2007, respectively from the publication of our books. There was no comparative publishing revenue in the three and six months ending January 31, 2006 because the initial books were released during the fourth quarter of the 2006 fiscal year.

Costs related to licensing revenues increased to $97,000 and $158,000 during the three and six months ending January 31, 2007 compared to ($2,000) and $85,000 for the three and six months ended January 31, 2006. This represents an increase of 4,950% and 86%, respectively. The increase for the three month period ending January 31, 2007 is in line with the increase in licensing revenue. For the six months ending January 31, 2007, the increase is primarily due to royalties we owe to artists from the $2.9 million settlement of outstanding royalties due to us.

Advertising and Promotion Revenues

During the three and six months ended January 31, 2007, National Lampoon Network's combined advertising and promotion revenues were $638,000 and $1,481,000 compared to $478,000 and $1,021,000 for the three and six months ended January 31, 2006. This represents an increase of 49% and 45%, respectively. The increase in revenue for both the three and six month periods ending January 31, 2006 was a result of increased advertising revenue on internet websites, partially offset by a decrease in promotion revenues.

Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with some amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Cost of advertising and promotion revenue was approximately $502,000 and $1,217,000 during the three and six month period ending January 31, 2007 compared to $486,000 and $1,147,000 for the three and six month period ending January 31, 2006, representing an increase of 3% and 6%, respectively. This increase in costs is the result of lower costs associated with advertising revenue mostly offset by costs associated with promotional revenue.

Production Revenues

For the three and six months ended January 31, 2007, production revenues were approximately $6,000 and $45,000 as compared to $92,000 and $144,000 for the three and six months ended January 31, 2006 or a decrease of 93% and 69%, respectively. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are planning on expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us a video distribution outlet for our new product. In addition, we are negotiating with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the three months and six months ending January 31, 2007, production revenues decreased due to the allocation of internal resources directed to the production of a feature film.

Amortization of capitalized film production costs for the three and six months ending January 31, 2007 was approximately $406,000 and $420,000, respectively. This represents the write-down during the three months ending January 31, 2007 of a “Trick or Treat” aka “Monster Night”, a film produced in the prior year. The write-down reflects our estimate of a revised and lower ultimate revenues. These lower revised ultimates are based on the results realized during film’s domestic release during the period and unsuccessful marketing efforts to international territories. Amortization of capitalized television production costs was approximately $0 and $14,000 during the three and six months ended January 31, 2007, as compared to approximately $57,000 and $152,000 during the three and six months ended January 31, 2006. The net book value and revised ultimates for “Trick or Treat” aka “Monster Night” is approximately $100,000.

Travel Services Revenues

We earned no revenue from this segment of our business during the six months and quarter ended January 31, 2007 as sponsorship and advertising revenues for travel related services are typically earned during spring break, which generally occurs in the third quarter of our fiscal year.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of our acquisition of the "National Lampoon(TM)" trademark, was approximately $60,000 and $120,000 during the three and six months ended January 31, 2007 and 2006, respectively.

Selling, general and administrative costs decreased by $22,000 and $267,000 or 2% and 10% to $1,154,000 and $2,325,000 during the three and six months ended January 31, 2007 from $1,176,000 and $2,592,000 for the three and six months ended January 31, 2006. For the six month period ending January 31, 2007, the decrease resulted from a $313,000 decrease in the amortized of debt issuance costs which were fully amortized in the prior year, from lower rent, a result of the move of our Corporate headquarters in May 2006 to a building with lower occupancy costs and the closing of a New York office. For the three month period ending January 31, 2007, the savings realized from lower occupancy costs and headcount were partially offset by the higher information technology costs incurred as a result setting up our technology needs after our recent move of our corporate headquarters.

The provision for doubtful accounts for the three and six months ending January 31, 2007 totaled $122,000 and $156,000, compared to no provision and $76,000 for the three and six months ending January 31, 2006. The increase is primarily attributable to the uncollectability of advertising and promotion sales and for producer fees recognized in the prior year for “Trick or Treat” aka “Monster Night”.

During the three and six months ended January 31, 2007, expenses totaling $400,000 and $723,000 were incurred from grants of options and warrants to employees, advisors and consultants as compared to expenses totaling $36,000 and $105,000 attributable to grants of options and warrants that were incurred during the three and months ended January 31, 2006. The increase is primarily due to the implementation of SFAS No. 123R and grants of options to our chief executive officer pursuant to his employment contract and our former president pursuant to his severance and consulting agreement.

Interest income earned during the three and six months ended January 31, 2007 totaled $5,000 compared to interest income of $35,000 and $69,000 during the three and six months ended January 31, 2006. Interest income was realized in the prior period due to our increased cash position during the three and six month period ended January 31, 2006 as a result of the public offering completed on August 8, 2005. No similar capital infusion occurred during the period ended January 31, 2007.

For the three and six month periods ended January 31, 2007, we had net loss of $1,743,000 and $9,000 as compared to a net loss of $1,048,000 and $2,927,000 for the three and six month period ended January 31, 2006. This represents an increase in net loss of $695,000 or 66% for the three months ending January 31, 2007 and a decrease in net loss of 2,918,000 or 100% for the six months ending January 31, 2007. The decrease in net loss for the six month period resulted primarily from the significant increase in revenue associated with license fees from a settlement along with the increase in internet related advertising revenue. The increase in net loss for the three months ending January 31, 2007 was a result of increased costs for the issuance of stock, warrants and options, the write down of unamortized production costs and increased costs related licensing partially offset by an increase in advertising and promotion revenue.

During the three and six months ended January 31, 2007 and 2006, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends for preferred shareholders of $322,000 and $643,000 during the three and six month period ended January 31, 2007 and $328,000 and $656,000 during the same period in 2006. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $2,065,000 and $652,000 or $0.28 and $0.09 per basic and fully diluted share for the three and six month period ended January 31, 2007, versus a net loss attributable to common shareholders of $1,376,000 and $3,583,000 or $0.20 and $0.54 per basic and fully diluted share for the three and six month period ended January 31, 2006.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ending July 31, 2007, we have not generated positive cash flow from operations over the past few years. Our principal sources of working capital during the six month period ended January 31, 2007 consisted of loans from our officers and directors.

For the six month period ended January 31, 2007, our net cash used in operating activities was $532,000 as compared to $3,493,000 during the period ended January 31, 2006. The decrease in cash flow usage from operations was primarily attributable to the increase in revenue partially offset by an increase in cash used for operations. Cash provided by financing activities was $1,118,000 for the six month period ended January 31, 2007, as compared to $5,295,000 for the six months ended January 31, 2006. The funds for the current period were obtained from officers and directors and a related party for film financing partially offset by loan repayments for loans from officers and directors. The funds for the period ended January 31, 2006 were primarily obtained from a note offering offset by the partial payment of notes payable to officers and directors.

As of January 31, 2007, we had cash on hand of approximately $645,000, which includes the payment of a settlement. We believe these funds along with additional loans from our Chief Executive Officer and one member of our board of directors will be adequate to fund our ongoing operations and capital requirements for the next twelve months. We have no commitment for said funds. If no funds are made available, then we may not be able to continue to operate as a going concern.

Historically, our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. During the six months ended January 31, 2007 our principal source of funds used for operations and working capital has been the payment of a settlement. The aggregate amount of the loans and accrued interest owed to these individuals at January 31, 2007, is approximately $678,000. These obligations are payable on demand; we plan to pay these obligations from future revenues.

Our financial statements for the fiscal year ended July 31, 2006 contained an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Commitments for Capital Expenditures

As of January 31, 2007, our capital expenditures are projected to be $100,000 for the 2007 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

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

Our previous interim Chief Financial Officer resigned effective December 15, 2006. In January 2007, we contracted with another consultant to serve as our new interim Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Hinchy v. Collison, Lovett, National Lampoon, etc. (San Bernardino Superior Court Case No. RCV098387). The Complaint was filed on October 5, 2006. We were served with the Complaint in November 2006. We filed an answer on December 11, 2006. The plaintiff claims that our negligence caused property damage to a recreational vehicle he owned. The matter is presently in the discovery stage and no trial date has been set. We strongly dispute the claims asserted and are vigorously defending this action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2007, the Company issued 34,080 common shares to consultants for services with a fair value of $73,069. The Company also entered into an agreement to issue 2,000 common shares per month beginning November 2006 to a consultant for services performed by the consultant on behalf of the Company. As of Janaury 31, 2007 no shares had been issued to this consultant. These issuance were exempt from federal securities registration due to the use of an exemption under Section 4(2) of the Securities Act of 1933.

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

4.6 J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)

4.7 First Amendment to Voting Agreement dated June 7, 2002

4.8 Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)

31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by President pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.3	Certification by Interim Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer and President/Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

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

(3) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.

(4) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(5) Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL LAMPOON, INC.

March 15, 2007	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

March 15, 2007	By:	/s/ Bruce K. Long
Bruce K. Long, President

March 15, 2007	By:	/s/ David M. Kane
David M. Kane, Interim Chief Financial Officer