Form 10QSB
period 2007-04-30
NATIONAL LAMPOON INC
filed 2007-06-14
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 8,149,826 shares of common stock, $0.0001 par value, issued and outstanding as of June 5, 2007.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

FORWARD LOOKING STATEMENTS

Some of the statements made in this quarterly report on Form 10QSB discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as "may," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "the Company's future success depends," "seeks to continue," or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital or debt for film financing as we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin,

•	unanticipated increases in development, production or marketing expenses related to our various business activities, and other factors which will be outside of our control.

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

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

As of
ASSETS	April 30, 2007

CURRENT ASSETS
Cash	$555,812
Accounts receivable, net of reserves of $176,355	435,863
Prepaid expenses and other current assets	89,301
Total current assets	1,080,976
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation	35,320
Capitalized production costs, net of $4,353,921 of amortization (Note B)	2,906,778
Capitalized publishing costs, net of $270,061 of amortization	85,601
Investment in equity securities (Note L)	-
Intangible assets, net of accumulated amortization of $4,410,621	1,669,664
Total non-current assets	4,697,363
TOTAL ASSETS	$5,778,339

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$906,504
Accrued expenses	56,177
Payroll accrual	19,791
Accrued royalties	406,781
Accrued dividends (Note H)	3,146,400
Notes payable (Note I ) - related party, including interest of $47,607	2,528,363
Deferred income	799,910
TOTAL CURRENT LIABILITIES	7,863,926

COMMITMENTS AND CONTINGENCIES (Note M)

MINORITY INTEREST

SHAREHOLDERS' DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized,
63,607 shares issued and outstanding	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized,
192,347 shares issued and outstanding	19
Common Stock, par value $.0001 per share, 60,000,000 shares authorized,
8,135,270 shares issued and outstanding	814
Additional paid-in capital	37,837,354
Accumulated deficit	(39,923,780)
TOTAL SHAREHOLDERS' DEFICIT	(2,085,587)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,778,339

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUE
Production	$-	$20,000	$44,500	$163,583
Licensing	329,736	393,095	3,751,373	883,733
Advertising & Promotion	319,389	928,506	1,800,211	1,949,936
Tours	-	194,713	-	197,247
Publishing	164,792	1,492	334,994	6,135
Total revenue	813,917	1,537,806	5,931,078	3,200,634

COSTS AND EXPENSES
Costs related to production revenue	1,056	9,150	4,056	32,060
Costs related to licensing revenue	14,360	82,834	172,176	167,522
Costs related to tours revenue	-	576,995	-	677,166
Costs related to advertising and promotion revenue	572,329	645,248	1,789,329	1,792,244
Amortization of capitalized production costs	42,313	121,762	462,582	274,257
Amortization of intangible assets	60,197	60,000	181,337	180,000
Amortization debt issuance costs	-	-	-	313,000
Provision for doubtful accounts	(78,000)	50,980	78,075	127,325
Selling, general and administrative expenses	1,222,535	1,383,755	3,547,083	3,975,840
Stock, warrants & options issued for services	136,250	9,573	859,190	114,413
Total costs and expenses	1,971,040	2,940,297	7,093,828	7,653,827
OPERATING LOSS	(1,157,123)	(1,402,491)	(1,162,750)	(4,453,193)
OTHER INCOME (EXPENSE)
Interest income	1,045	6,329	5,546	75,291
Interest expense	(9,752)	(4,867)	(38,590)	(30,300)
Equity in investee loss	-	-	(800)	-
Other income	4,515	425	25,927	8,097
Total other income (loss)	(4,192)	1,887	(7,917)	53,088
NET LOSS BEFORE MINORITY INTEREST	$(1,161,315)	$(1,400,604)	$(1,170,667)	$(4,400,105)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY	-	6,002	-	78,566
LOSS BEFORE INCOME TAXES	$(1,161,315)	$(1,394,602)	$(1,170,667)	$(4,321,539)
Provision for income taxes	-	-	-	-
NET LOSS	(1,161,315)	(1,394,602)	(1,170,667)	(4,321,539)
Accrued dividends (Note H)	(289,817)	(320,454)	(932,832)	(976,754)
Net loss attributable to common shareholders	$(1,451,132)	$(1,715,056)	$(2,103,499)	$(5,298,293)

Net loss per share attributable to common shareholder
- basic and diluted	$(0.18)	$(0.25)	$(0.28)	$(0.79)
Weighted average number of common shares
- basic and diluted	8,093,585	6,856,000	7,527,688	6,704,600

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	April 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,170,667)	$(4,321,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,491	10,601
Amortization of intangible assets	181,337	180,000
Amortization of debt issuance costs	-	313,000
Amortization of capitalized production costs	-	274,257
Stock, options and warrants issued for services	859,190	114,420
Provision for losses on accounts receivable	149,566	76,345
Undistributed loss of equity investment	800	-
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	164,981	(805,410)
Increase/(decrease) in prepaid expenses and other assets	(30,480)	90,143
Decrease/(increase) in publishing costs	251	(31,259)
Increase in production costs	(1,939,972)	(1,104,208)
(Decrease)/increase in accounts payable	(44,455)	525,650
Increase/(decrease) in accrued expenses	87,726	(263,144)
Increase in deferred revenues	543,642	250,018
Decrease in common stock owed	-	(168,500)
NET CASH USED IN OPERATING ACTIVITIES	(1,188,590)	(4,859,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(27,240)	(15,281)
Purchase of intangible assets	(73,652)	(40,100)
Investment in equity securities	(800)	-
NET CASH USED IN INVESTING ACTIVITIES	(101,692)	(55,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Film financing	(272,963)	449,250
Minority interest	-	(78,566)
Proceeds from issuance of common stock	-	9,600,000
Payments related to the issuance of common stock	-	(1,279,341)
Payments of notes payable (Note I)	(711,573)	(3,402,550)
Proceeds from the exercise of stock options	131,810	20,983
Proceeds from the exercise of warrants	9,000	-
Proceeds from notes payable	2,615,219	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,771,493	5,309,776
NET INCREASE IN CASH	481,211	394,769
CASH AT BEGINNING OF PERIOD	74,601	110,694
CASH AT END OF PERIOD	555,812	505,463
Supplemental disclosures of cash flow information:
Cash paid for Taxes	$10,290	$-
Interest paid	$62,794	$111,847
Stock and options issued for services and debt issuance costs	$1,155,384	$114,420
Supplemental schedule of noncash investing and financing activities:
Conversion of accrued dividends on Series C Convertible Preferred Stock to common stock	$227,475	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements of National Lampoon, Inc. (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2007, and the results of operations and cash flows for the three and nine month periods ended April 30, 2007 and 2006 have been included. The results of operations for the nine month period ended April 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 2006 included in the Company's Annual Report on Form 10-KSB for that period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's net loss of $6,859,085 and $8,669,170 in the prior two fiscal years, accumulated deficit of $39,923,780, net loss of $1,170,667, and negative working capital of $6,782,950 in the current period ended raise substantial doubt about our ability to continue as a going concern and our independent auditors have included a going concern explanatory paragraph in their report on our financial statements for the year ended July 31, 2006. We are currently devoting efforts to achieving profitable operations which includes arranging film financing. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of April 30, 2007 we had cash on hand of approximately $555,812. In order to satisfy future capital requirements, management is actively pursuing and has entered into discussions with Red Rock Pictures Holdings, Inc. (Note L) regarding additional financing for film production costs.

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

The portion of the costs of the Company's completed films that are expected to be amortized during the upcoming 12 months is $2,471,011.

Production costs on theatrical films in production and development were $2,870,671 at April 30, 2007 and production costs for the Company's other products was $36,107 at April 30, 2007. Production costs are recorded net of $611,784 of production funding at April 30, 2007.

The Company expects to amortize, within three years, 90% of unamortized film costs for released films.

NOTE C - CONTROLLED COMPANY STATUS

The Company is a “controlled company” as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the "NLAG Stockholders") and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Since the termination of Mr. Jimirro's employment agreement and payment of all amounts due him, the NLAG Stockholders can now nominate and vote for a seventh director. The Voting Agreement will terminate on the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro owned 145,049 shares of the Company's common stock as of April 30, 2007. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

Note I - Notes Payable and Accrued Interest, provides additional information regarding notes payable from Daniel Laikin, Timothy Durham and Chris Williams.

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

The Company determined that there was no impairment of the National Lampoon(TM) trademark as of April 30, 2007. During the nine months ending April 30, 2007, one film was released that did not perform as expected. As such, the total amount of amortization of capitalized production costs in the accompanying statement of operations of $3,000 for the three months and $408,897 for the nine months ending April 30, 2007 represents a write down of unamortized production costs to reflect the current estimate of its future revenue. The revised net book value as of April 30, 2007 of this film is $97,000 and is included in capitalized production costs in the accompanying balance sheet.

NOTE E - STOCK OPTIONS

As of April 30, 2007, the Company had two stock option and long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, and consultants which are described more fully below. Prior to August 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related Interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The intrinsic value method requires recognition of compensation expense over the applicable vesting period for the difference between the exercise price of the stock option and the fair value of the underlying stock on the date of grant. Since the exercise price of our stock options is equal to the fair value of the underlying stock at the date of grant, the Company has not historically recognized compensation costs associated with share based awards, with the exception of some restricted share units.

Effective August 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123 (R)), using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months and nine months ended April 30, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of, August 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on August 1, 2006, the Company's net income from operations before income taxes and net loss for the three and nine months ended April 30, 2007 is approximately $151,079 lower and $273,687 lower, respectively than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The $151,079 charge for the three months ended April 30, 2007 and the $273,687 charge for the nine months ended April 30, 2007 consisted of the recognition of compensation expense of $273,687 associated with stock options granted in previous years. The Company's basic and diluted earnings per share for the three and nine months ended April 30, 2007 would have been $0.02 and $0.04 higher, respectively than if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits realized from the deduction of amounts related to share based payments in the three months and nine months ended April 30, 2007. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted share units pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity as unearned compensation and amortized over the applicable vested periods. As a result of adopting SFAS No. 123(R) on August 1, 2006, the Company transferred the remaining unearned compensation balance in its stockholders' equity to additional paid in capital.

Beginning August 1, 2006, the Company records forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures. In the three months and nine months ended April 30, 2007, the calculation of forfeitures did not have a material effect on the Company's results of operations, financial position or cash flows.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended April 30, 2007:

	Nine Months Ended
	April 30
	2007	2006

Risk-free interest rate	5.5%	5.5%

Expected option lives (in years)	7 to 10	6 to 10

Expected volatility for options	58.5% to 72.9%	95.7% to 103.5%

Expected dividend yield	None	None

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued and modified under the Company's stock option plans for the three and nine months ended April 30, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006

Net loss attributable to common shareholders - as reported	$(1,715,056)	$(5,298,293)
APB 25 expense recognized	$-	$-
Stock option compensation under-fair value method	$(59,213)	$(192,859)
Net loss attributable to common shareholders-pro forma	$(1,774,269)	$(5,491,152)
Basic and diluted loss per share-as reported	$(0.25)	$(0.79)
Basic and diluted loss per share-pro forma	$(0.26)	$(0.82)

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

Under the Equity Incentive Plan and the 2005 Plan, we had a recovery of expense of $14,829 due to a revision of the vesting period of a stock option award and an expense of $9,573 during the three month period ended April 30, 2007 and 2006, respectively and $585,503 and $114,413 during the nine month period ended April 30, 2007 and 2006, respectively for services rendered by non-employees utilizing the guidance for share based payment transactions with parties other than employees provided in statement 123 as originally issued and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services".

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

 During the three months ending April 30, 2007, the Company and other members of Totally Baked, LLC, which produced the film titled “Totally Baked” agreed to dissolve its business relationship whereby the Company relinquished its rights in the film in exchange for a release of obligations. The dissolution did not require any exchange of cash and the film will also not have any rights to use our brand. The remaining unamortized production costs at April 30, 2007 were amortized resulting in a net expense of $17,777 during the three months ended April 30, 2007.

Daniel Laikin, the Company's Chief Executive Officer, has made various loans to us for film financing. As of April 30, 2007 he was owed $67,000 in principal and $3,124 in interest for production loans. The loans bear interest at the rate of 6% per annum.

Red Rock Pictures Holdings, Inc., a publicly traded company and related party, has made various loans to us. As of April 30, 2007 we owed Red Rock $1,706,384 in principal and $36,818 in interest for production loans. The loans bear interest at the rate of 10% per annum.

NOTE G - NET INCOME OR LOSS PER SHARE

Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted loss per share is $0.18 and $0.28 for the three and nine months ended April 30, 2007, respectively. Basic and diluted loss per share is $0.25 and $0.79 for the three and nine months ended April 30, 2006, respectively. Basic and diluted loss per share are the same at April 30, 2007 and 2006, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 8,682,027 and 10,157,687 common shares during the three months ended April 30, 2007 and 2006 respectively, and options and warrants to purchase 8,430,035 and 9,959,198 common shares during the nine months ended April 30, 2007 and 2006 respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,430,431 and 8,078,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the nine months ended April 30, 2007 and 2006, respectively, because their inclusion would be anti-dilutive.

At April 30, 2007, there are 63,607 Series B Convertible Preferred Shares and 192,347 Series C Convertible Preferred Shares. Upon conversion of the 63,607 Series B Convertible Preferred Shares, 3,583,491common shares would be issuable. Upon conversion of the 192,347 Series C Convertible Preferred Shares, 3,846,940 common shares would be issuable. This would result in a diluted weighted average number of shares of 15,524,016 for the three months ended April 30, 2007 and 14,958,119 for the nine months ended April 30, 2007.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three and nine months ended April 30, 2007 because their inclusion would be anti-dilutive.

NOTE H - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the three and nine month periods ended April 30, 2007, the Company accrued $289,817 and $932,832, respectively of Series B and Series C dividends. Upon conversion of 1,000 shares of Series C Convertible Preferred Stock, accrued dividends were reduced by $7,370. At April 30, 2007, the Company had accrued $3,146,400 representing the total value of the dividends for Series B and Series C dividends.

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

NOTE I - NOTES PAYABLE AND ACCRUED INTEREST

As of April 30, 2007, the Company owed Daniel Laikin, the Company's Chief Executive Officer, approximately $596,637 in principal and $30,980 in interest. The outstanding amount includes loans made to us for film financing as discussed in Note F. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Laikin is payable on demand. During the nine months ending April 30, 2007, $181,699 of principal and no interest had been paid to Mr. Laikin.

As of April 30, 2007, the Company owed Timothy Durham, a director, approximately $54,460 in principal and $16,284 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Durham is payable on demand. During the nine months ending April 30, 2007, $441,706 of principal and $45,294 interest had been paid to Mr. Durham.

The loans from Mr. Laikin and Mr. Durham are unsecured.

As of April 30, 2007, the Company owed Christopher R. Williams, a shareholder, approximately $83,333 in principal and $3,467 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Williams is payable on demand. During the nine months ending April 30, 2007, no principal and no interest had been paid to Mr. Williams.

Red Rock Pictures Holdings, Inc., a publicly traded company and related party, has made various loans to us. The outstanding amount includes loans made to us for film financing as discussed in Note F. As of April 30, 2007 they were owed $1,706,384 in principal and $36,818 in interest. The loans bear interest at the rate of 10% per annum.

NOTE J - SHAREHOLDERS’ DEFICIT

On May 1, 2006, the Company commenced issuing 3,500 common shares to a consultant for each month of service during the engagement period. During the nine month period ended April 30, 2007, the Company issued 31,500 common shares and expensed $56,245, which was equivalent to the trading value of the shares on their date of issuance.

On August 1, 2006, the Company entered into a monthly consulting arrangement whereby a consultant would receive 5,000 common shares per month through November 2006. Commencing December 1, 2006, the consultant would receive 3,000 common shares per month. During the nine month period ended April 30, 2007, the Company issued 35,000 common shares and expensed $60,990, which was equivalent to the trading value of the shares on their date of issuance.

On October 3, 2006 the Company issued 27,547 common shares to a consultant for production services on one of our films. The Company expensed $41,321, which was equivalent to the fair market value on the date of issuance.

On November 1, 2006, the Company commenced compensating a consultant $10,000 in common shares for each month of service during the engagement period. During the nine month period ended April 30, 2007, the Company issued 30,637 common shares and expensed $60,000, which was equivalent to the trading value of the shares on their date of issuance.

On November 9, 2006, the Company compensated two consultants $2,000 each in common shares for consulting services rendered. The Company issued 2,116 common shares in total and expensed $4,000, which was at the agreed upon price of $1.89 per share.

On November 29, 2006, the Company commenced issuing 2,000 common shares to a consultant for each month of service during the engagement period. During the three month period ended April 30, 2007, the Company issued 4,932 common shares and expensed $10,000, which was equivalent to the trading value of the shares on their date of issuance.

On April 24, 2007, the Company compensated a professional services firm for their services in common shares. The Company issued 22,727 common shares and expensed $49,999, which was equivalent to the value of the services provided.

During the nine months ended April 30, 2007, 82,100 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $131,810.

During the nine months ended April 30, 2007, 5,055 shares of the Company’s common stock were issued upon exercise of warrants attached to the Company's Series B Convertible Preferred Stock that resulted in cash proceeds to the Company of approximately $9,000.

In addition, 32,414 shares of the Company's Series C Convertible Preferred Stock and the related accrued dividends of $227,475 were converted to 753,268 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock based on the trading value of the Company’s common stock on the conversion date.

Furthermore, 6,200 shares of the Company’s common stock, with a trading value of $13,640 on their date of issuance, were issued to employees as a bonus.

NOTE K - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; advertising and promotions on its websites, field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; the sale of sponsorships and advertising at "Spring Break" events; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Summarized financial information for the three and nine months ended April 30, 2007 and April 30, 2006 concerning the Company's segments is as follows:

	Licensing & Publishing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total
Three Months Ended April 30, 2007
Segment revenue	$494,528	$319,389	$-	$-	$-	$813,917
Segment operating income (loss)	$(298,025)	$(755,532)	$(43,369)	$-	$-	$(1,096,926)
Depreciation expense	$1,923	$1,240	$-	$-	$-	$3,163

Three Months Ended April 30, 2006
Segment revenue	$394,587	$928,506	$20,000	$194,713	$-	$1,537,806
Segment operating (loss)	$(610,148)	$(293,887)	$(36,255)	$(399,001)	$(3,199)	$(1,342,490)
Depreciation expense	$-	$-	$-	$-	$-	$-

Nine Months Ended April 30, 2007
Segment revenue	$4,086,367	$1,800,211	$44,500	$-	$-	$5,931,078
Segment operating income (loss)	$1,351,106	$(1,900,992)	$(431,527)	$-	$-	$(981,413)
Depreciation expense	$5,052	$4,439	$-	$-	$-	$9,491

Nine Months Ended April 30, 2006
Segment revenue	$889,868	$1,949,936	$163,583	$197,247	$-	$3,200,634
Segment operating (loss)	$(1,833,037)	$(1,343,610)	$(500,351)	$(552,367)	$(43,828)	$(4,273,193)
Depreciation expense	$-	$9,000	$-	$-	$-	$9,000

A reconciliation of segment operating income (loss) to net loss before minority interest and income taxes for the three and nine month periods ended April 30, 2007 and 2006 is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	30-Apr-07	30-Apr-06	30-Apr-07	30-Apr-06

Total segment operating income (loss)	$(1,096,926)	$(1,342,490)	$(981,413)	$(4,273,193)

Amortization of intangible assets	$(60,197)	$(60,000)	$(181,337)	$(180,000)

Interest Income	$1,045	$6,329	$5,546	$75,291

Interest expense	$(9,752)	$(4,867)	$(38,590)	$(30,300)

Equity in investee loss	$-	$-	$(800)	$-

Other income	$4,515	$424	$25,927	$8,097

Net loss before minority interest and income taxes	$(1,161,315)	$(1,400,604)	$(1,170,667)	$(4,400,105)

A reconciliation of reportable segment assets to consolidated total assets as of April 30, 2007 and 2006 is as follows:

	AS OF
	30-Apr-07	30-Apr-06

Total assets for reportable segments	$2,170,537	$2,756,607

Intangible assets not allocated to segments	$1,669,664	$1,836,254

Cash	$555,812	$505,463

Other unallocated amounts	$-	$20,154

Total assets	$4,396,013	$5,118,478

 NOTE L - RELATED PARTY TRANSACTIONS

In October 2006, the Company invested $800 in Red Rock Pictures Holdings, Inc., (“Red Rock”) which was then merged into a publicly traded entity classified as a development stage company. The investment represents approximately 11,769,236 shares or 19.5% of the total outstanding shares of Red Rock Pictures Holdings, Inc. Three members of National Lampoon’s board of directors, Robert Levy, Tim Durham and Daniel Laikin, also own stock in Red Rock Pictures Holdings, Inc. The Company recorded the transaction under the equity method due to the determination they had significant influence, and recognized its proportionate share of the investee’s losses not to exceed the $800 investment. In addition, the Company’s investment had been determined to not be a variable interest entity in accordance with FIN46(R) since Red Rock Pictures Holdings, Inc. was not formed for the primary benefit of the Company, and the Company does not have an obligation to absorb the losses, nor receive any return. The fair market value of each share of Red Rock Pictures Holdings, Inc. is $3.04 as of April 30, 2007. Included in the accompanying balance sheet as of April 30, 2007 are notes payable to Red Rock Pictures Holdings, Inc of $1,743,202. In September 2006, Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month.

NOTE M - COMMITMENTS AND CONTINGENCIES

Cinergy Creative, Inc. (“Cinergy”) and Leslie Allen (“Allen”) v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege that their damages are in excess of $2,000,000. Defendants demurred and moved to strike portions of the initial complaint. National Lampoon Clubhouse cross-complained against Cinergy, Allen and Elizabeth Lough (“Lough”). The cross-compliant, filed on December 7, 2006, contains causes of action for breach of contract, fraud and negligence. A Status and Trial Setting Conference occurred May 14, 2007. The Court determined that it was too early to set any specific deadlines and decided to continue the conference to June 12, 2007 where the court ordered the parties to mediate by February 15, 2008 or go to trial by April 21, 2008. The Defendants are vigorously defending against the lawsuit and believe Cinergy’s and Allen’s claims have no merit.

During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. ("Clubhouse") for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”.  SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefits under the SAG agreement.  Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG is scheduled for the fall of 2007.

The Company also settled a lawsuit during the three months ended April 30, 2007 for an immaterial amount.

NOTE N - SUBSEQUENT EVENTS

In May 2007, the Company started production of a motion picture, “Ratko, the dictator’s son” in Vancouver, Canada. On June 4, 2007, the Company received $500,000 pursuant to an output agreement with a domestic cable provider. As of May 31, 2007, the Company borrowed from Red Rock Pictures Holdings $971,758 to finance production of the film pursuant to the film financing agreement. The loan bears interest at the rate of 10% per annum.

On May 8, 2007, we announced the acquisition of the Internet portal Drunk University. In accordance with Rule 11-01 of Regulation S-X promulgated under the Securities Act of 1933, as amended and the instructions to Form 8-K, we determined that the acquisition cost of $70,000 for Drunk University is not significant and thus does not require the preparation of audited financial statements. Drunk University is one of the Internet's leading college humor sites. Users can submit and browse photo galleries, post videos, chat in the Drunk University forum, read stories, and search for advice and drink recipes. In addition, the site's moderators are all current or former college comedy newspaper writers, and post original online editorial content. Prior to the acquisition, Drunk University had been part of the National Lampoon Humor Network. The National Lampoon Humor Network is an aggregated network of more than forty of the most popular humor destinations on the Internet.

On May 17, 2007, we announced the formation of the National Lampoon Video Network, a broadband network that premiers with many of the Internet's leading content platforms. Initial distribution partners for the National Lampoon Video Network are Veoh, Joost, Handheld Entertainment, GoFish, Lycos, BiggyTV and YouTube. These relationships have been formed in addition to the online distribution partnerships National Lampoon already has in place with AOL Video and Brightcove, and will supplement National Lampoon's own video portals. Our partners will sell advertising space, including video streaming, on their service, and NLN will participate in revenues generated, in the form of a revenue share.

In May 2007, Mr. Laikin loaned an additional $75,000 to the Company. The loan bears interest at the rate of 6% per annum. There are no terms for repayment for the loan.

On May 24, 2007, 1,400 shares of the Company's Series C Convertible Preferred Stock and the related accrued dividends of $11,801 were converted to 34,146 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock based on the closing price of the common stock, as reported by the American Stock Exchange on the trading date immediately preceding the date that the Company became liable to pay the dividend. The stock transfer agent has yet to issue these shares.

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

Motion Picture Production and Distribution

We produce feature films. We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film “Monster Night” aka “Trick or Treat”. “Monster Night” was released in the fall of 2006. We are now in production on a feature film currently titled “Bag Boy” which was financed by National Lampoon and Red Rock Picture Holdings, Inc. and is expected to be released during the second half of 2007. We are also in production for the film “Ratko, The Dictator’s Son” which commenced production in May 2007. We also earn revenues from providing producer/manager services for films that do not carry our brand.

We own 19% of Red Rock Picture Holdings, Inc. (sometimes referred to in this report as “Red Rock”), a development stage company formed in August 2006. Red Rock was formed for the purpose of providing financing and consulting services to the production and exploitation of motion pictures. It is our intention to enter into a non-exclusive agreement with Red Rock whereby it will provide financing for National Lampoon motion picture productions.

During the three months ending April 30, 2007, we hired 2 new consultants to perform the services required to distribute motion pictures produced by both National Lampoon and unrelated third parties. We expect the first films to be distributed in the first or second quarter of our next fiscal year.

During the three and nine months ended April 30, 2007, revenues derived from producer, management and distribution fees totaled approximately none and $45,000, respectively, or less than 1% of all the revenues we earned during these periods.

Licensing

We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of two films in production as of April 30, 2007 and a film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. We license the National Lampoon(TM) brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin increasing the number of our own productions in the future.

For the three and nine months ended April 30, 2007, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled approximately $330,000 and $3,751,000, respectively, or approximately 41% and 63% of the revenues we earned during the period. A significant portion of this revenue was realized from a settlement relating to royalties earned during periods prior to September 30, 2004 for a National Lampoon licensed film, therefore this revenue will not recur in future periods.

National Lampoon Networks

National Lampoon Networks, Inc. (sometimes referred to in this report as "NLN") includes our internet, television and field marketing activities. We believe that we provide an appealing platform to advertisers who want their commercial messages to reach the college age market.

For those businesses targeting the college market, NLN provides an integrated marketing platform that includes internet advertisers, on-air advertising, and field marketing.

NLN’s internet properties are comprised of three internet destination sites with the names NationalLampoon.com, TOGATV.com, and KnuckleheadVideo.com. These destination sites are also part of the National Lampoon Humor Network, an aggregated network of more than forty of the most popular humor destinations on the Internet. We sell advertising space on these sites in the form of video streamed advertisements, media advertisements and banner advertisements.

We recently entered into a content distribution agreement with AOL whereby we launched the National Lampoon Video Channel on the AOL video service. AOL will sell advertising space, including video streaming, on AOL's service and we will receive a portion of the revenues earned.

NLN’s television activities include delivering programming during the standard academic school year to more than 200 affiliated college and other television stations, reaching nearly 2 million college students in their dormitories and other places of residence.

Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes comedic internet and television programming to audiences through its network.

For the three and nine month periods ended April 30, 2007, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled approximately $319,000 and $1,800,000, respectively, or approximately 39% and 30% of all the revenues we earned during these periods.

Travel Services

During the academic year we may market, advertise and promote products for corporate customers at major spring break locations utilizing our market expertise in the college and young adult market.

No revenue was earned from travel services during the three and nine month periods ending April 30, 2007.

Publishing

In October 2002, we entered into an agreement with Rugged Land LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, National Lampoon's Big Book of True Facts and National Lampoon's Encyclopedia of Humor. The Company and Rugged Land LLC mutually agreed to terminate the agreement and no additional books were published.

During the 2006 fiscal year we began publishing our books. As of April 30, 2007, we have released six books including National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog], National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes, National Lampoon’s Not Fit For Print, National Lampoon’s Favorite Cartoons of the 21st  Century and, National Lampoon’s Van Wilder Guide to Graduating College In Eight Years or More. Eleven other books are currently in various stages of development for future release.

For the three and nine months ending April 30, 2007, revenues derived from our publishing activities totaled approximately $165,000 and $335,000, respectively, or approximately 20% and 6% of all the revenues we earned during these periods.

Radio

In March 2005, NL Radio, LLC was formed. We hold a 25% interest in this entity. In October 2006, NL Radio, LLC launched an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, URLs and websites to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called "pilot programming," to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming. Programming was launched on XM radio during this fiscal year. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. Revenue will be earned from ad sales, direct response advertising and product promotion arrangements. We will receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand. No revenue has been realized from NL Radio, LLC.

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

•
We plan to continue to expand National Lampoon Networks by adding new internet sites and driving traffic to these sites. We will concentrate our efforts on measured marketing and sell available advertising and marketing space on our expanding network. We will continue to create, produce and acquire programming for all of our web sites as well as our college television network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.

•
We intend to expand our film library by increasing the number of film products we produce internally. We currently have two films in production and are actively developing several new projects and have finalized domestic and international distribution arrangements. The domestic distribution arrangement includes a number of home video distributors and retailers and a domestic cable provider. In some cases we are guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon(TM) brand.

•	We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events.

•	National Lampoon Networks continues to provide field marketing campaigns for various advertisers.

•	We started publishing and distributing books we created to continue capitalizing on the National Lampoon brand.

•	On October 1, 2006, NL Radio, LLC launched an entertainment radio format using our brand. We own a 25% interest in NL Radio, LLC.

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

We evaluate capitalized production costs for impairment in accordance with paragraph 44 of SOP 00-2 if any events or circumstances, such as those set forth in paragraph 43 of SOP 00-2, indicate that the fair value of the project may be less than the unamortized amounts remaining on our books.

Reorganization Transaction

In the discussion below, we sometimes refer to the "Reorganization Transaction". The Reorganization Transaction occurred on May 17, 2002, when a group of investors that we refer to as "the NLAG Group" completed the acquisition of our Series B Convertible Preferred Stock and warrants to purchase our common stock, thereby gaining voting control of our company.

Results of Operations

We operate in five business segments, namely,

•	licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers;

•	advertising and promotion on our internet websites, field marketing, live events and the distribution of television programming on college campuses;

•	production television and DVD products;

•	sale of corporate sponsorships at spring break events; and

•	production and distribution of motion pictures.

Segment operating loss excludes the amortization of intangible assets, interest income, minority interest and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

	Licensing & Publishing	Advertising & Promotion	Production	Travel Services	Clubhouse	Total
Three Months Ended April 30, 2007
Segment revenue	$494,528	$319,389	$-	$-	$-	$813,917
Segment operating income (loss)	$(298,025)	$(755,532)	$(43,369)	$-	$-	$(1,096,926)

Three Months Ended April 30, 2006
Segment revenue	$394,587	$928,506	$20,000	$194,713	$-	$1,537,806
Segment operating (loss)	$(610,148)	$(293,887)	$(36,255)	$(399,001)	$(3,199)	$(1,342,490)

Nine Months Ended April 30, 2007
Segment revenue	$4,086,367	$1,800,211	$44,500	$-	$-	$5,931,078
Segment operating income (loss)	$1,351,106	$(1,900,992)	$(431,527)	$-	$-	$(981,413)

Nine Months Ended April 30, 2006
Segment revenue	$889,868	$1,949,936	$163,583	$197,247	$-	$3,200,634
Segment operating (loss)	$(1,833,037)	$(1,343,610)	$(500,351)	$(552,367)	$(43,828)	$(4,273,193)

Three and Nine Months Ended April 30, 2007 as compared to the Three and Nine Months Ended April 30, 2006

Licensing and Publishing Revenues

Licensing and publishing revenues for the three and nine months ended April 30, 2007 were $494,528 and $4,086,367 compared to $394,587 and $889,868 for the three and nine months ended April 30, 2006, representing an increase of 25% and 359%, respectively. The increase for the nine month period was primarily attributable to a settlement of outstanding royalties in the amount of $2.9 million which will not recur in future periods. We also realized $164,792 and $334,994 in revenue in the three and nine months ended April 30, 2007, respectively, from the publication of our books. There was no comparative publishing revenue in the three and nine months ended April 30, 2006 because the initial books were released during the fourth quarter of the 2006 fiscal year.

Costs related to licensing revenues were $14,360 and $172,176 during the three and nine months ended April 30, 2007 compared to $82,834 and $167,522 for the three and nine months ended April 30, 2006. This represents a decrease of 83% and an increase of 3%, respectively. The decrease for the three month period ended April 30, 2007 is primarily due a reduction in the estimate of license fees we expect to pay for a book released in a prior period. For the nine months ended April 30, 2007, the increase is primarily due to royalties owed to artists from the $2.9 million settlement of outstanding royalties due to us, which was partially offset by the reduction in the estimate of license fees due on a title released in a prior period.

Advertising and Promotion Revenues

During the three and nine months ended April 30, 2007, National Lampoon Network's combined advertising and promotion revenues were $319,389 and $1,800,211 compared to $928,506 and $1,949,936 for the three and nine months ended April 30, 2006. This represents a decrease of 66% and 8%, respectively. The decrease in revenue for both the three months and nine months ended April 30, 2007 was a result of decreased promotion revenues partially offset by increased advertising revenue on internet websites.

Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with some amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Cost of advertising and promotion revenue was $572,329 and $1,789,329 during the three and nine months ended April 30, 2007 compared to $645,248 and $1,792,244 for the three and nine months ended April 30, 2006, representing a decrease of 11% and under 1%, respectively. This decrease in costs is the result of lower costs associated with advertising revenue mostly offset by costs associated with promotional revenue.

Production Revenues

For the three and nine months ended April 30, 2007, production revenues were approximately $0 and $44,500 as compared to $20,000 and $163,583 for the three and nine months ended April 30, 2006 or a decrease of 100% and 73%, respectively. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are planning on expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us a video distribution outlet for our new product. In addition, we are negotiating with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the three months and nine months ended April 30, 2007, production revenues decreased due to the allocation of internal resources directed to the production of two feature films.

Amortization of capitalized film production costs for the three and nine months ended April 30, 2007 was $42,313 and $462,582, respectively. For the nine month period ended April 30, 2007, this represents the write-down during the three months ended April 30, 2007 of “Trick or Treat” aka “Monster Night”, a film produced in the prior year. The write-down reflects our estimate of lower ultimate revenues. These lower revised ultimates are based on the results realized during the film’s domestic release during the period and unsuccessful marketing efforts to international territories. The net book value and revised ultimates for “Trick or Treat” aka “Monster Night” is approximately $97,000.

Travel Services Revenues

We earned no revenue from this segment of our business during the three months and nine months ended April 30, 2007. During the nine months ended April 30, 2007, we did not organize any tours or travel related products. Instead, we generated revenue from sponsors by providing advertising and promotion services to spring break events promoted by third parties.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the "National Lampoon™" trademark, was approximately $60,000 and $181,000 during the three months and nine months ended April 30, 2007 and 2006, respectively.

Selling, general and administrative costs decreased by 12% and 11%, respectively, or $161,220 and $428,757 to $1,222,535 and $3,547,083 during the three months and nine months ended April 30, 2007 from $1,383,755 and $3,975,840 for the three months and nine months ended April 30, 2006. For the nine month period ended April 30, 2007, the decrease resulted from lower rent, a result of the move of our corporate headquarters in May 2006 to a building with lower occupancy costs, and the closing of our New York office. For the three month period ended April 30, 2007, the savings were realized from lower occupancy costs as a result of moving our corporate headquarters, a reduction in personnel and the closing of our New York office.

The provision for doubtful accounts for the three months and nine months ended April 30, 2007 totaled $108,712 and $176,355, compared to $50,980 and $127,325 for the three months and nine months ended April 30, 2006. The provision for the nine months ended April 30, 2007 is primarily attributable to the uncollectability of advertising and promotion sales and for producer fees recognized in the prior year for “Trick or Treat” aka “Monster Night”. The recovery for the three months ended April 30, 2007 represent collections on sales previously deemed uncollectible.

During the three months and nine months ended April 30, 2007, expenses totaling $136,250 and $859,190 were incurred from grants of options and warrants to employees, advisors and consultants as compared to expenses totaling $9,573 and $114,413 attributable to grants of options and warrants that were incurred during the three months and nine months ended April 30, 2006. The increase is primarily due to the implementation of SFAS No. 123R and grants of options to our chief executive officer pursuant to his employment contract, our former president pursuant to his severance and consulting agreement, new employees including an interim chief financial officer and directors.

Interest income earned during the three months and nine months ended April 30, 2007 totaled $1,045 and $5,546 compared to interest income of $6,329 and $75,291 during the three months and nine months ended April 30, 2006. Interest income was realized in the prior period due to our increased cash position during the three months and nine months ended April 30, 2006 as a result of the public offering completed on August 8, 2005. No similar capital infusion occurred during the period ended April 30, 2007.

For the three months and nine months ended April 30, 2007, we had a net loss of $(1,161,315) and $(1,170,667), respectively, as compared to a net loss of $(1,394,602) and $(4,321,539) for the three months and nine months ended April 30, 2006. This represents a decrease in net loss of $233,287 and $3,150,872, respectively, for the three months and nine months ended April 30, 2007. The decrease in net loss for the nine month period resulted primarily from the significant increase in revenue associated with license fees from a settlement along with the increase in internet related advertising revenue. The decrease in net loss for the three months ended April 30, 2007 was a result of increased sales from publishing and decreased costs of tour revenue and selling, general and administrative costs, partially offset by the issuance of stock, warrants and options and a decrease in sales.

During the three months and nine months ended April 30, 2007 and 2006, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends for preferred shareholders of $289,817 and $932,832 during the three months and nine months ended April 30, 2007 and $320,454 and $976,754 during the same period in 2006. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $(1,451,132) and $(2,103,499) or $(0.18) and $(0.28) per basic and fully diluted share for the three months and nine months ended April 30, 2007, versus a net loss attributable to common shareholders of $(1,715,056) and $(5,298,293) or $(0.25) and $(0.79) per basic and fully diluted share for the three months and nine months ended April 30, 2006.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flow from operations over the past few years. Our principal sources of working capital during the nine months ended April 30, 2007 consisted of loans from our officers and directors and a settlement of $2.9 million related to unpaid royalties.

Net cash used in operating activities was approximately $1,189,000 for the nine months ended April 30, 2007, as compared to approximately $4,860,000 for the nine months ended April 30, 2006. The decrease in cash flow usage from operations was primarily attributable to the increase in revenue partially offset by an increase in cash used for operations. Cash provided by financing activities was approximately $1,771,000 for the nine months ended April 30, 2007, as compared to approximately $5,310,000 for the nine months ended April 30, 2006. The funds for the current period were obtained from officers and directors and a related party and were partially offset by repayment of loans from officers and directors.

As of April 30, 2007, we had cash on hand of approximately $556,000, which includes the payment of the settlement for unpaid royalties. We believe these funds, along with additional loans from our Chief Executive Officer and one member of our board of directors, will be adequate to fund our ongoing operations and capital requirements for the next twelve months. However, we have no commitment for these loans and our Chief Executive Officer and director are not required to make additional loans to us. If we do not receive these loans and if alternate sources of financing cannot be found, then we may not be able to continue to operate as a going concern.

Historically, our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at April 30, 2007 is approximately $698,000. These obligations are payable on demand. We plan to pay these obligations from future revenues. In addition, Red Rock Picture Holdings, Inc. has provided the Company with funds for movie production. The aggregate amount of the loans and accrued interest owed to Red Rock at April 30, 2007 is approximately $1,743,000.

Our financial statements for the fiscal year ended July 31, 2006 contained an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Commitments for Capital Expenditures

As of April 30, 2007, our capital expenditures are projected to be $100,000 for the 2007 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Item 3 - Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Interim Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Cinergy Creative, Inc. (“Cinergy”) and Leslie Allen (“Allen”) v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege that their damages are in excess of $2,000,000. Defendants demurred and moved to strike portions of the initial complaint. National Lampoon Clubhouse cross-complained against Cinergy, Allen and Elizabeth Lough. The cross-compliant, filed on December 7, 2006 contains causes of action for breach of contract, fraud and negligence. A Status and Trial Setting Conference occurred May 14, 2007. The Court determined that it was too early to set any specific deadlines and decided to continue the conference to June 12, 2007. The defendants are vigorously defending against the lawsuit and believe Cinergy’s and Allen’s claims have no merit.

During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. ("Clubhouse") for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”.  SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefits under the SAG agreement.  Clubhouse disputes these claims and intends to vigorously defend this action. A SAG arbitration is scheduled for the fall of 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2007, the Company compensated a professional services firm for its services by issuing 22,727 shares of common having a value of $49,999 or $2.19 per share. The Company also agreed to issue, although it has not yet done so, a warrant for the purchase of 22,727 shares of common stock. The warrant will have an exercise price of $3.00 per share. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

During the quarter ended April 30, 2007, 1,000 shares of the Company's Series C Convertible Preferred Stock and the related accrued dividends of $7,370 were converted to 23,595 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock at the rate of $2.05 per share. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

On May 24, 2007, 1,400 shares of the Company's Series C Convertible Preferred Stock and the related accrued dividends of $11,801 were converted to 34,146 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock at the rate of $1.92 per share. The stock transfer agent has not yet issued these shares. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)

3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)

3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)

4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)

4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)

4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)

4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)

4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)

4.7	First Amendment to Voting Agreement dated June 7, 2002

4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)

31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification by Interim Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*

32	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*Filed herewith.

(1)	Incorporated by reference from the Registrant's Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.

(2)	Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 29, 2005.

(3)	Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.

(4)	Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(5)	Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL LAMPOON, INC.

June 14, 2007	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

June 14, 2007	By:	/s/ David M. Kane
David M. Kane, Interim Chief Financial Officer