Form 10KSB
period 2007-07-31
NATIONAL LAMPOON INC
filed 2007-11-29
CIK 798078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-32584

NATIONAL LAMPOON, INC.
(Name of Small Business Issuer in its charter)

Delaware	95-4053296
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8228 Sunset Boulevard
West Hollywood, California 90046
(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (310) 474-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended July 31, 2007 totaled $6,099,065.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on November 6, 2007, computed by reference to the price at which the common equity was sold on that date, was approximately $14,983,826.

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding as of November 6, 2007 was 8,283,186.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes ☐ No ☒

Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation - Factors Affecting Business, Operating Results and Financial Condition”, as well as the following:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital for film financing as we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	our overall ability to successfully compete in our market and our industry,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin,

•	unanticipated increases in development, production or marketing expenses related to our various business activities,

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

Our Business

We develop, produce, and distribute National Lampoon™ branded comedic content through a broad range of media platforms including:

•	hosting three Internet websites through which we sell advertising space and branded products,

•	licensing both our name and comedic content from our library for a wide variety of uses, including movies, television programming, radio broadcasts, recordings, electronic games and live events,

•
reaching nearly 2 million college students in their dormitories and other places of residence through National Lampoon Network, our network of approximately 200 affiliated college and other television stations,

•	distributing branded National Lampoon™ comedic content on DVD in the home entertainment market,

•	publishing and licensing our brand and comedic content for the publication of National Lampoon™ books,

•	developing, producing or providing creative services for our own original or third-party motion pictures and made for television movies and programs.

Because of our experience in the college and young adult market, we maintain a network of affiliated college campuses for holding live events, screenings and distribution of promotional goods. Our customers, which are derived from various industries including the beverage, motion picture, mobile phone and pharmaceutical industry, contract with us to provide these services.

Internet

NLN’s internet properties comprise several internet destination sites including: NationalLampoon.com, DrunkUniversity.com, TOGATV.com, and KnuckleheadVideo.com. These destination sites are also part of the National Lampoon Humor Network, an aggregated network of some of the most popular humor destinations on the Internet. We sell advertising space on these sites in the form of video streamed advertisements, full page takeover advertisements and banner advertisements.

Our National Lampoon Humor Network now has over 40 affiliate websites. We believe that we provide an appealing platform to those advertisers who want their commercial messages to reach the college age market. For those businesses targeting the college market, we provide an integrated marketing platform that includes internet advertisers, on-air advertising, and field marketing.

We recently announced the launch of the National Lampoon Video Network where we entered into content distribution agreements with several Internet Video Portals including: AOL, Joost, Veoh, Yahoo!, YouTube and others. Our Video Network Partners will sell advertising space, including video streaming and we will receive a portion of the revenues earned.

College Network

In September 2002 we acquired substantially all of the assets of Burly Bear Network, Inc., a business engaged in producing and distributing entertainment through a network of affiliated college and other television stations. We renamed the business “National Lampoon Networks, Inc.” (referred to as “NLN” in this discussion) and expanded the affiliate network.

Since the acquisition of Burly Bear Network, we have expanded NLN’s operations to include our internet, television and field marketing activities. Field marketing is the use of trained college students to conduct brand-building activities on behalf of our advertisers. Our field marketing includes activities such as product sampling and live events (such as a concert or a contest) that take place on college and university campuses throughout the United States and reinforce and increase awareness of a brand among the students. Using these mediums, we provide an integrated marketing platform to advertisers who want their commercial messages to reach the college age market. Some of the advertisers whose brands NLN promotes include E! Entertainment, Red Bull, and MadCroc.

Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes, through its affiliate network, comedic internet and television programming. NLN’s television activities include delivering programming during the standard academic year to more than 200 affiliated college and other television stations, reaching nearly 2 million college students in their dormitories and other places of residence. When we acquired Burly Bear Network, Inc., we acquired 750 hours of original programming. In 2003 we commenced production of original television programs solely for distribution on NLN’s NL College Network. NLN currently produces four half-hour segments per week hosted by Kato Kaelin and other guest celebrities. These segments are produced in NLN’s in-house facility. During the first quarter of the 2007 fiscal year NLN entered into an agreement with Capazoo, a social and entertainment website, to film 50 episodes of comedic entertainment that it intends to air on NL College Network.

During the fiscal year ended July 31, 2007, NLN discontinued the purchase of commercial airtime and currently uses only the free airtime provided by universities to broadcast its original programming and commercials.

Motion Picture and Feature Film

We previously licensed our National Lampoon trademark for use in the titles of films. We received a license fee at the time we entered into an agreement for allowing use of the National Lampoon™ trademark. We began financing our own productions during the 2007 fiscal year and therefore have discontinued licensing our name to any new third party productions. We have begun the acquisition and branding of third-party films for distribution in the U.S. and internationally. We pay finishing and print and advertising costs that are recouped through U.S. theatrical, video, PPV and free TV and international sales.

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

We currently are a party to approximately 23 feature film agreements. Pursuant to these agreements, once the film is released and begins earning revenues, the studio or distributor is entitled to recoup any licensing fee, minimum guarantee or advance it paid to us under the agreement and, if included in the agreement, interest. Once this amount is recouped, our participation in the revenues earned by the film may begin.

In December 2004, as part of our plan to expand the use of our brand and to expand our DVD library by increasing the number of products we produce and have distributed for home entertainment, we joined with Majestic Entertainment to form National Lampoon Clubhouse, Inc., a Nevada corporation. We are the holder of a 50% interest in National Lampoon Clubhouse, Inc. National Lampoon Clubhouse, Inc. was formed to develop and produce live-action, full-length feature films for the “tween” market, children between the ages of nine and thirteen. We financed one-half the cost of producing Monster Night (formerly titled Trick or Treat), the first film produced through National Lampoon Clubhouse which had a production budget of approximately $1,800,000. Monster Night was released domestically on video in the fall of 2006. We are now in post production on a feature film currently titled “Bag Boy” which was financed by National Lampoon and Red Rock Picture Holdings, Inc. and is expected to be released in January 2008. We are also in post production on the film “Ratko, The Dictator’s Son” which commenced production in May 2007 and which we expect to release in spring 2008.

We also earn revenues from providing producer/manager services for films that do not carry our brand.

We own 19% of Red Rock Picture Holdings, Inc. (sometimes referred to in this report as “Red Rock”), a development stage company formed in August 2006. Red Rock was formed for the purpose of providing financing and consulting services related to the production and exploitation of motion pictures.

During the quarter ended April 30, 2007, we hired 2 new consultants to perform the services required to distribute motion pictures produced by both National Lampoon and unrelated third parties. We expect the first films to be distributed in the first and second quarter of our next fiscal year.

We are currently developing four projects per year which will carry the National Lampoon name and we are in the process of negotiating motion picture output deals with a domestic home video distributor and cable television broadcast company. An output deal basically guarantees a previously negotiated payment or advance for the applicable rights for our current slate of films in development. The minimum guarantee or advance may be paid over various points of production of the film or upon full delivery of the finished product.

In May 2005 we agreed with Laughter Heals, LLC and an entity that was to be formed to co-produce a feature film to be titled Totally Baked. As a result of creative differences, the parties agreed to terminate this venture. During the fourth quarter of our 2007 fiscal year, we entered into an agreement with Laughter Heals, LLC whereby we transferred any ownership interest we had in the film to Laughter Heals, LLC in exchange for a release of our obligations in connection with the production and marketing of the film.

We have agreements with independent third parties for the limited platform theatrical release and subsequent marketing of our films.  During the 2007 fiscal year, we have released into a limited number of theaters National Lampoon’s Barely Legal, National Lampoon’s Pucked, starring Jon Bon Jovi and directed by Academy Award winner Arthur Hiller, National Lampoon’s Jake’s Booty Call and National Lampoon’s Adam & Eve. A “platform theatrical release” is the release of a motion picture in a small number of theaters in order to promote the rental and sale on DVD.

National Lampoon’s Pledge This! , starring Paris Hilton, and National Lampoon’s Beach Party on the Threshold of Hell were released in October 2007.

The following is a list of the 34 motion pictures bearing our brand:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Animal House	1979	Universal Studios
National Lampoon Goes to the Movies	1981	United Artists
National Lampoon’s Class Reunion	1982	ABC/Disney
National Lampoon’s Vacation	1983	Warner Bros.
National Lampoon’s European Vacation	1985	Warner Bros.
National Lampoon’s Class of ‘86	1986	Paramount
National Lampoon’s Christmas Vacation	1989	Warner Bros.
National Lampoon’s Loaded Weapon I	1993	New Line Cinema
National Lampoon’s Last Resort	1994	Trimark Studios
National Lampoon’s Attack of the 52 Women	1994	Showtime
National Lampoon’s Senior Trip	1995	New Line Cinema
National Lampoon’s Favorite Deadly Sins	1995	Showtime
National Lampoon’s Dad’s Week Off	1997	Paramount
National Lampoon’s The Don’s Analyst	1997	Paramount
National Lampoon’s Men in White	1998	Fox
National Lampoon’s Golf Punks	1998	Fox
National Lampoon’s Van Wilder	2001	Artisan
National Lampoon Presents Dorm Daze	2003	Independent
National Lampoon’s Gold Diggers	2005	Lady P&A LLC
National Lampoon’s Blackball	2005	First Look Entertainment
National Lampoon’s Going the Distance	2005	Think Films
National Lampoon’s Adam & Eve	2006	MRG Ent.
National Lampoon’s Barely Legal	2006	Motion Picture Corp./Sony Pic. Rel.
National Lampoon’s Cattle Call	2006	Cattle Call LLC
National Lampoon’s RepliKate	2003	Silver Nitrate
National Lampoon’s Pledge This!	2006	Street Alien/Silver Nitrate
National Lampoon’s Pucked (formerly Trouble with Frank)	2006	National Lampoon, Inc,
National Lampoon’s Jake’s Booty Call	2006	National Lampoon, Inc.
National Lampoon’s Dorm Daze II	2006	Independent
National Lampoon’s Van Wilder II	2006	Lion’s Gate
National Lampoon’s Electric Apricot: The Quest for Festaroo	2007	Bait Productions
National Lampoon’s Beach Party at the Treshold of Hell	2007	Threshold Productions, LLC
National Lampoon’s Homo Erectus	2007	Caveman Comedy, LLC
National Lampoon’s One, Two, Many	2007	Breaking the Rules, LLC

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

Publishing

In October 2002 we entered into an agreement with Rugged Land LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon’s Book of Love, National Lampoon’s Big Book of True Facts and National Lampoon’s Encyclopedia of Humor. During the 2007 fiscal year the agreement with Rugged Land was terminated and no additional books are expected to be released under that agreement.

In the 2006 fiscal year, we began publishing our books. The first book released during the 2006 fiscal year was titled National Lampoon’s Saddam Dump[Saddam Hussein’s Trial Blog]. Eight other books, National Lampoon’s Magazine Rack, National Lampoon’s Jokes Jokes Jokes, National Lampoon’s Favorite Cartoons of the 21st Century, National Lampoon’s Not Fit for Print, National Lampoon’s Road Trip, National Lampoon’s Van Wilder Guide to Graduating College in Eight Years or More, National Lampoon’s Animal House and National Lampoon’s Help! were released during the 2007 fiscal year. Three more books, National Lampoon’s Jokes Jokes Jokes 2, National Lampoon’s Balls! and National Lampoon’s Pimp it Yourself! were released subsequent to the 2007 fiscal year end.

Radio

In March 2005 NL Radio, LLC was formed. We hold a 25% interest in this entity. NL Radio, LLC launched an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called “pilot programming,” to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during “drive time” or as late night programming. The programming was launched on XM radio in fiscal 2007. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. We earn revenues from royalties when our programming is aired, ad sales, direct response advertising and product promotion arrangements. We also receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand.

Other Licensing

We licensed the National Lampoon ™ name to generate revenue. We no longer license our name to third party projects. Rather we produce our own original branded films or acquire third-party produced films for branding and distribution. Aside from our film, television and book publishing, our previously licensed projects included:

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

National Lampoon Tours

In October 2004 we entered the travel and tourism business through our wholly-owned subsidiary, National Lampoon Tours, Inc., referred to in this discussion as "NL Tours". NL Tours created branded vacation tours that were marketed primarily to young adults between the ages of 18 and 30. These operations were not profitable and in the 2007 fiscal year we stopped offering tour packages.

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

Our success is highly dependent upon such unpredictable factors as the viewing public’s taste. Public taste changes and a shift in demand could cause our products to lose their appeal. Therefore, acceptance of our products, no matter what the medium, cannot be assured.

We do not represent a significant presence in the entertainment industry.

Advertising

NLN competes for advertisers with many other forms of advertising targeting the young adult market. These competing forms of advertising media include other television and internet advertising, radio, print, direct mail and billboard. NLN’s current list of advertisers continues to grow but these advertisers are not contractually obligated to renew their advertising contracts or to purchase set amounts of advertising in the future. Although NLN’s advertising and promotion activities on the internet have increased significantly during the 2007 fiscal year, NLN does not yet represent a significant presence in the advertising industry at this time.

Intellectual Property

We own the common law trademark “National Lampoon™” as used to promote the sale of a variety of goods and services in the United States. Pursuant to an agreement we originally entered into with The Harvard Lampoon, Inc. on October 8, 1969 and amended and restated on October 1, 1998, The Harvard Lampoon, Inc. has consented to our ownership and use of “National Lampoon™”, and variations of that mark, on all goods and services, including motion pictures, television programming, radio programming, sound recordings, live performances and merchandising, restaurant, and travel and entertainment services, but expressly excluding any new magazine, periodical or pamphlet published under National Lampoon™ without the consent of The Harvard Lampoon, Inc., as well as firearms, tobacco products, addictive substances of any kind, articles of personal hygiene, and any items depicting explicit sex acts. We may sublicense our rights to third parties so long as The Harvard Lampoon, Inc. has audit rights to our sublicense agreements with third parties and we enforce quality controls. We cannot grant perpetual terms during which a sublicensee can use the mark in a field (as opposed to a specific product or service). Our rights to National Lampoon™ under the concurrent use agreement will terminate if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services. We are required to pay The Harvard Lampoon, Inc. as follows:

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

The concurrent use agreement also provides that The Harvard Lampoon, Inc. will not authorize any party to use the word “Lampoon” during the term of the agreement without our written consent. During the 2006 and 2007 fiscal years, we paid The Harvard Lampoon, Inc. $0 and $66,070, respectively, in accordance with the terms of this agreement. We have accrued approximately $4,600 in royalties as of July 31, 2007 due to The Harvard Lampoon, Inc.

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

Employees

As of November 6, 2007 we had 26 full-time employees. We also hire independent contractors, as needed. We consider our employee relations to be satisfactory at the present time.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located in West Hollywood, California under a sublease agreement that expired in April 2007 at which time our lease term converted to a month-to-month basis. We also occupied office space in New York City that was leased on a month to month basis. We closed this office on September 30, 2007 and no longer maintain an office in New York City. During the 2007 fiscal year, our lease obligations totaled $141,820, of which $129,820 was for the Los Angeles office and $12,000 was for the New York office. During the 2008 fiscal year we expect our lease obligation to be approximately $208,000 for the Los Angeles office.

ITEM 3. LEGAL PROCEEDINGS

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. Bahia Mar Hotel failed to support the program, and we alleged that Bahia Mar Hotel diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. On November 8, 2007 we served the plaintiff with an Offer to Compromise under Code of Civil Procedure Section 998. The Offer to Compromise provides for a settlement of the action for $150,000. The plaintiff has 30 days to accept or reject the Offer to Compromise. Both parties are continuing to engage in discovery and prepare for trial.

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meruit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The action is continuing against the remaining defendants.

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”. SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefits in the amount of approximately $30,000 under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG is scheduled for February of 2008.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against National Lampoon, Inc. for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of $290,000. National Lampoon disputes these claims and intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 19, 2007. The matters voted upon at the meeting included the election of directors and the ratification of the appointment of Stonefield Josephson, Inc. as our independent auditors for the fiscal year ended July 31, 2007. The results of the voting were as follows:

Election of Directors

Name of Nominee	Votes For	Votes Withheld

Daniel S. Laikin	7,278,858	26,646
Timothy S. Durham	7,273,751	26,753
Paul Skjodt	7,283,209	22,295
Robert Levy	7,283,163	22,341
James P. Jimirro	7,188,891	116,613
Duncan Murray	7,232,163	23,341
James Toll	7,283,029	22,475

Ratification of Stonefield Josephson, Inc. as our independent auditors for the fiscal year ended July 31, 2007.

For	Against	Abstain

7,302,898	450	2,156

Shares which abstained from voting as to these matters, and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to these matters (“broker non-votes”), were not counted as votes in favor of such matters. For purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on a proposal had been obtained, abstentions were included in, and broker non-votes were excluded from, the number of shares present and entitled to vote.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until March 24, 2002, when we were delisted from the Nasdaq Small Cap Market (now the Nasdaq Capital Market) for failing to meet certain listing requirements, our common stock traded on the Nasdaq Small Cap Market under the symbol JTWO. From March 25, 2002 until October 25, 2002, our common stock traded on the Over the Counter Bulletin Board under the symbol JTWO. On October 25, 2002, our common stock symbol changed to NLPN. On March 11, 2005 we submitted an application to the American Stock Exchange to be traded under the ticker symbol NLN. On July 21, 2005 the American Stock Exchange notified us that the application was approved. On August 2, 2005 our stock ceased trading on Over the Counter Bulletin Board and on August 3, 2005 it began trading on the American Stock Exchange. The table below sets forth the range of the high and low sales prices of our common stock for each quarter for the last two fiscal years as reported by American Stock Exchange.

	High	Low
Fiscal Year Ended July 31, 2007
First Quarter Ended October 31, 2006	$2.00	$1.10
Second Quarter Ended January 31, 2007	$2.61	$1.85
Third Quarter Ended April 30, 2007	$2.15	$1.71
Fourth Quarter Ended July 31, 2007	$2.41	$1.85

	High	Low
Fiscal Year Ended July 31, 2006
First Quarter Ended October 31, 2005	$3.85	$2.05
Second Quarter Ended January 31, 2006	$2.98	$2.00
Third Quarter Ended April 30, 2006	$3.06	$2.30
Fourth Quarter Ended July 31, 2006	$2.67	$1.05

As of November 6, 2007, we had approximately 246 stockholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which our common stock is traded, on the trading date immediately preceding the date that we become liable to pay the dividend. If no trades were made on that date, then the number of shares to be issued will be computed using the closing price of the last date on which trades were made and reported. As of July 31, 2007, dividends totaling $3,432,663 of our Series B and Series C Convertible Preferred Stock which, if payable as of that date, would have required us to issue 811,557 shares of common stock in payment of the Series B Convertible Preferred Stock dividends and 792,491 shares of common stock in payment of the Series C Convertible Preferred Stock dividends based on a closing price of $2.14 per share on July 31, 2007 as reported by the American Stock Exchange.

Equity Compensation Plans

On January 30, 2002 our Board of Directors approved the National Lampoon, Inc. Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was approved by our stockholders on April 25, 2002. The discussion below is a brief summary, which is qualified in its entirety by the full text of the Equity Incentive Plan.

The Equity Incentive Plan has a term of 10 years and is currently administered by our Board of Directors, which shall be referred to in this discussion as the “Administrator”. Pursuant to the Equity Incentive Plan, the Administrator may grant to eligible persons, which include employees, officers, directors, consultants and advisors, awards of options (which may be qualified or non-qualified, depending upon whether or not the eligible person is an employee), stock appreciation rights (commonly known as “SARs”) or deferred common stock or restricted common stock. 1,500,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. The number of shares of common stock set aside for grants was increased to 2,500,000 in the 2004 fiscal year. In September 2004 our Board of Directors authorized a two-for-one stock split, making 5,000,000 shares of common stock available for grants. Thereafter, on November 15, 2005 our Board of Directors approved, and on January 18, 2006 our shareholders ratified, another increase of 1,500,000 shares to the number of shares included in the Equity Incentive Plan.

As of July 31, 2007, we had 26 employees, two officers and seven directors (one of whom is also an officer) who would be eligible to receive awards from the Equity Incentive Plan. As of July 31, 2007, we had issued options to employees to purchase a total of 5,369,606 shares of our common stock.

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

A recipient will not recognize any taxable income at the time a non-qualified option is granted. However, upon exercise of a non-qualified option, the recipient will include in income as compensation in an amount equal to the difference between the fair market value of the shares on the date of exercise and the recipient’s exercise price. The included amount will be treated as ordinary income by the recipient and may be subject to withholding. Upon resale of the shares by the recipient, any subsequent appreciation or depreciation in the value of the shares will be treated as capital gain or loss. There is no tax consequence to National Lampoon as a result of either the grant or the vesting of non-qualified stock options. There is also no tax consequence to National Lampoon as a result of either the grant or the vesting of incentive stock options. However, if an employee fails to meet the rules governing incentive stock options (for example, by selling the stock sooner than the rules allow), we would be allowed a tax deduction to the extent that the employee had ordinary taxable income from the disqualified incentive stock option. We are required to withhold FICA, Medicare and federal income taxes from both employees and former employees upon disqualified dispositions of incentive stock options. We are also subject to FICA, Medicare and FUTA on the amounts that are deemed to be wages.

The following table sets forth the number of options received or to be received from the Equity Incentive Plan by each of our executive officers (our Chief Executive Officer, former President and former Chief Financial Officer), all current executive officers as a group, all current directors who are not executive officers as a group, each associate of any such director or executive officer and each person who received or will receive 5% of the option awards made or to be made and all employees, including our current officers who are not executive officers, as a group:

Number of Options Received or To Be Received

Daniel S. Laikin, Chief Executive Officer and Director	1,244,666
Bruce K. Long, former President	100,000
David Kane, former Chief Financial Officer	100,000
All current executive officers, as a group	1,444,666
All current directors who are not executive officers, as a group	1,957,040
Associates of any director or executive officer	N/A
Any person (other than those named above) who has received or will receive 5% of the option awards made or to be made to all employees, including officers who are not named above	N/A

Set forth in the table below is information regarding awards made pursuant to the Equity Incentive Plan, as well as other outstanding warrants and rights granted through July 31, 2007, the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plan Approved by Security Holders	6,656,337	(1)	2.75	(156,337	)(1)

Equity Compensation Plan Not Approved by Security Holders	N/A		N/A	N/A

(1) This number represents the shares of common stock in excess of number of shares available in the Equity Incentive Plan and the 2005 Plan as of the end of our last fiscal year, July 31, 2007. As of August 27, 2007, 579,000 warrants expired and the number of shares granted no longer exceeded the shares available for grant and the number of shares remaining available was 422,663.

Sales of Unregistered Securities

On May 24, 2007, 1,400 shares of our Series C Convertible Preferred Stock and the related accrued dividends of $11,801 were converted to 34,146 shares of our common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into our common stock at the rate of $1.92 per share. The stock transfer agent has not yet issued these shares. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the securities were exchanged with our existing security holder and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

In November 2006 we entered into an agreement with Douglas S. Bennett to provide consulting services to us. In exchange for his services, we issued the equivalent of $10,000 in shares of restricted common stock to him on the first of each month during the service period. During the fiscal year ended July 31, 2007 we issued a total of 45,955 shares of restricted common stock having a total value of $90,000.

In November 2006 we entered into an agreement with Sanctuary Management to provide consulting services to us. In exchange for these services, we issued the equivalent of $2,000 in shares of restricted common stock to it on the first of each month during the service period. During the fiscal year ended July 31, 2007 we issued a total of 7,887 shares of restricted common stock having a total value of $16,000.

In October 2006 we entered into an agreement with Dominic Ianno and Kelly Rodrigues to provide consulting services to us. In exchange for their services, during the fiscal year ended July 31, 2007 we issued a total of 1,058 shares each of restricted common stock having a total value of $2,000, respectively.

In October 2006 we entered into an agreement with Mark Love to provide consulting services to us. In exchange for his services, during the fiscal year ended July 31, 2007 we issued a total of 27,547 shares of restricted common stock having a total value of $41,321.

In August 2006 we entered into an agreement with Dennis Barsky to provide consulting services to us. In exchange for his services, we issued 5,000 shares of restricted common stock to him on the first of August, September, October and November 2006, and thereafter we issued 3,000 shares of restricted common stock to him on the first of each month during the service period. During the fiscal year ended July 31, 2007 we issued a total of 44,000 shares of restricted common stock having a total value of $79,230.

In May 2006 we entered into an agreement with Michael Kassan to provide consulting services to us. In exchange for his services, we issued 3,500 shares of restricted common stock to him on the first of each month during the service period. During the fiscal year ended July 31, 2007 we issued a total of 42,000 shares of restricted common stock having a total value of $77,595.

Unless otherwise noted, we relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

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

Overview

We are a media and entertainment company that creates and distributes comedic content through multiple distribution platforms. The National Lampoon™ brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the use of our name on motion pictures, including National Lampoon’s Animal House and National Lampoon’s Vacation. Our plan is to continue to expand the use of our brand in order to increase the revenues we generate through license fees, advertising revenue, film production revenue, and other sources. We are pursuing this plan as follows:

Licensing

We derive a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon’s Animal House and National Lampoon’s Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video DVD sales and rentals and pay-per-view. With the exception of two films in production as of July 31, 2007 and a film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. We have licensed the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin increasing the number of our own productions in the future.

For the year ended July 31, 2007, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled $3,952,847, or 64% of all the revenues we earned during the 2007 fiscal year. A significant portion of this revenue was realized from a settlement relating to royalties earned during periods prior to September 30, 2004 for a National Lampoon licensed film.

National Lampoon Networks

National Lampoon Networks, Inc. (sometimes referred to in this report as “NLN”) includes our Internet activities, college television network and field marketing activities. We believe that we provide an appealing platform to advertisers who want their commercial messages to reach the college age market.

For those businesses targeting the college market, NLN provides an integrated marketing platform that includes Internet advertising, on-air advertising, and field marketing.

NLN’s Internet properties are comprised of several Internet destination sites including: NationalLampoon.com, DrunkUniversity.com, TOGATV.com, and KnuckleheadVideo.com. These destination sites are also part of the National Lampoon Humor Network, an aggregated network of some of the most popular humor destinations on the Internet. We sell advertising space on these sites in the form of video streamed advertisements, full page takeover advertisements and banner advertisements.

We recently announced the National Lampoon Video Network where we entered into content distribution agreements with several Internet video portals including: AOL, Joost, Veoh, Yahoo!, YouTube and others. We have launched National Lampoon branded channels on these partners’ sites, in which our video network partners sell advertising space, including video streaming and we will receive a portion of the revenues generated.

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

For the year ended July 31, 2007, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled $1,688,606, or 27% of all the revenues we earned during the 2007 fiscal year.

Travel Services

We have decided not to continue offering travel services and no revenue was earned from this segment of our business during the year ended July 31, 2007.

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

In the 2006 fiscal year, we began publishing our books. The first book released during the 2006 fiscal year was titled National Lampoon’s Saddam Dump[Saddam Hussein’s Trial Blog]. Eight other books, National Lampoon’s Magazine Rack, National Lampoon’s Jokes Jokes Jokes, National Lampoon’s Favorite Cartoons of the 21st Century, National Lampoon’s Not Fit for Print, National Lampoon’s Road Trip, National Lampoon’s Van Wilder’s Guide to Graduating College in Eight Years or More, National Lampoon’s Animal House and National Lampoon’s Help! were released during the 2007 fiscal year. Three more books, National Lampoon’s Jokes Jokes Jokes 2, National Lampoon’s Balls! and National Lampoon’s Pimp it Yourself! were released subsequent to the 2007 fiscal year end.

For the year ended July 31, 2007, revenues derived from our publishing activities totaled $125,891, or approximately 2.1% of all the revenues we earned during the 2007 fiscal year.

Motion Picture and Television Programming

Historically, with the exception of the film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Thirty motion pictures have been released using the National Lampoon™ name and approximately seven additional motion pictures are planned for release during the 2008 fiscal year, of which three will be distributed by the Company. Additionally, three of the films will be financed and produced directly by us. We decided to produce and finance motion pictures under the National Lampoon name in order to take control, both creatively and with regard to distribution, to build a film library, and to expand our brand awareness. During the 2006 fiscal year, we provided creative and production services on the development of projects for which we received a fee. For the fiscal year ended July 31, 2007, we earned $44,500, or approximately 0.7% of all the revenues we earned during the 2007 fiscal year, providing production and creative services.

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

•
We plan to continue to expand National Lampoon Networks by adding new internet sites and driving traffic to these sites. We will concentrate our efforts on measured media and sell available advertising and marketing space on our expanding network. We will continue to create, produce and acquire programming for all of our web sites as well as our college television network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.

•
We intend to expand our film library by increasing the number of film projects we produce internally. We currently have two films in post-production, one in pre-production and we are actively developing several new projects. We have also built both domestic and international distribution arrangements for our films. The domestic distribution arrangement includes a number of home video distributors and retailers and a domestic cable provider. In some cases we are guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon™ brand.

•
We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events. National Lampoon Networks continues to maintain a presence at third-party events and provide field marketing campaigns for various advertisers. However we no longer produce our own events.

•
We started publishing and distributing books we created to continue capitalizing on the National Lampoon brand. During the 2007 fiscal year we published eight books, however going forward we plan to release only four books per year.

•	During the 2007 fiscal year, NL Radio, LLC launched an entertainment radio format using our brand with a 24 hour/7 day-a-week channel on XM Satellite Radio. We own a 25% interest in NL Radio, LLC.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Royalty income from film contracts is derived from the sale of DVDs or from the licensing of film rights to third parties. Because a significant portion of royalty income is based on the timetable associated with royalty statements generated by third party processors, we do not typically know on a timely basis when royalties may be paid or the amount of payment. This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties. We contract with various agencies to facilitate collection of royalty income. When we are entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of revenue.

We recognize revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

Film Costs. Investment in film costs includes the capitalization of costs incurred to produce the film content including direct negative costs, production overhead, interest and development. These costs are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

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

Segment operating income (loss) excludes the amortization of intangible assets, interest income, interest expense, other income and expenses, minority interest, equity in investee loss and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

Year ended July 31, 2007 as compared to the year ended July 31, 2006

Summarized financial information for the years ended July 31, 2007 and 2006 for our segments is as follows:

	Publishing and Licensing	Advertising and Promotion	Production	Travel Services	Clubhouse	Total
Fiscal Year Ended July 31, 2007

Segment revenue	$4,078,738	$1,975,827	$44,500	$—	$—	$6,099,065

Segment operating (loss)	$1,421,273	$(2,944,690)	$(724,111)	$—	$—	$(2,247,528)

Fiscal Year Ended July 31, 2006

Segment revenue	$1,027,572	$2,283,610	$178,583	$197,929	$—	$3,687,693

Segment operating (loss)	$(2,752,024)	$(1,978,017)	$(866,037)	$(653,712)	$(714,510)	$(6,964,300)

Since the Reorganization Transaction, our business has changed. As a result of our acquisition of National Lampoon Networks, we began creating programming for this division and undertaking advertising and promotion activities. We also began publishing National Lampoon Books. In the table above, production revenue includes films, television and home entertainment; licensing and publishing include the licensing of our name and sale of our books; advertising and promotion revenue represents the revenue earned by National Lampoon Networks which includes online and cable advertising and street promotions; and travel services represents the revenues earned by National Lampoon Tours, Inc.

Licensing Revenue and Publishing Revenue

Licensing and publishing revenues were $4,078,738 for the year ended July 31, 2007, as compared to $1,027,572 for the year ended July 31, 2006, representing an increase of $3,051,166 or 296%. The increase for the twelve month period was primarily attributable to a settlement of prior royalties in the amount of $2.9 million. Television license revenues were $117,796 for the year ended July 31, 2007, as compared to $181,848 for the year ended July 31, 2006, representing a decrease of $64,052 or 35%. The decrease for the twelve month period was due to reduced royalties from Dorm Daze and decreased pay per view receipts from Strip Poker. Internet license revenues were $123,403 for the year ended July 31, 2007, as compared to none for the year ended July 31, 2006. Video royalty revenues were $802,737 for the year ended July 31, 2007, as compared to $24,402 for the year ended July 31, 2006, representing an increase of $778,335 or 3,190%. The increase for the twelve month period was primarily attributable to a settlement of outstanding video royalties in the amount of $370,600. Publishing revenues net of reserve for returns were $125,891 for the year ended July 31, 2007, as compared to $89,912 for the year ended July 31, 2006, representing an increase of $35,979 or 40%. The increase for the twelve month period was due to the increased number of books published.

Costs related to licensing revenues were $155,842 for the year ended July 31, 2007, as compared to $231,386 for the year ended July 31, 2006, representing a decrease of $75,544 or 32%. The decrease for the twelve month period was primarily attributable to a decrease in commissions of $22,498 arising from a change in the commission structure for one of our executives, as well as a reduction in the estimate of license fees due on a title released in a prior period.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $1,975,827 during the year ended July 31, 2007, as compared to $2,283,610 for the year ended July 31, 2006, representing a decrease of $307,783 or 13%. Of the $1,975,827 in advertising and promotion revenues we earned, $1,688,606 was earned by National Lampoon Networks during the 2007 fiscal year, as compared to $2,249,673 earned by National Lampoon Networks during the 2006 fiscal year. The decrease in revenue was the result of a $714,361 decrease in promotion revenues mainly due to a reduced number of field promotion events. This was partially offset by an increase in Internet advertising on our new websites of $457,306 and product placement revenues of $85,000. We continue to expand and improve our digital distribution and entertainment capabilities resulting in increased revenue from our network and affiliate network of internet websites. Going forward, we expect to focus our resources on increasing revenues generated from our internet websites and from product placement. While we intend to continue providing field promotion services at events held by third parties, we intend to decrease the number of field promotion events we produce.

Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with some amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Cost of advertising and promotion revenue was $1,608,195 during the year ended July 31, 2007, as compared to $2,398,021 for the year ended July 31, 2006, representing a decrease of $789,826 or 33%. Costs related to our cable network and internet websites decreased by $324,484. The decrease was primarily due to our use of free airtime from the colleges, instead of paying for cable airtime from various carriers. We also realized costs associated with the launch of the new websites which offset all profit margins associated with advertising sales on the internet. Many of these costs are nonrecurring and we have reduced our internet servicing costs by up to 50% beginning in the 2007 fiscal year. Costs related to live events decreased by $60,623 due to a reduced number of live events. Costs of marketing and promotion for our movies and other events decreased by $636,292 due to fewer movies being released in the current year. We expect costs related to marketing and promoting movies to increase in the future as we release the films we produce and as we distribute films produced by third parties. Furthermore, promotions in 2006 were sold at or near cost as an incentive for our customers to purchase licensing or media advertising from us.

Production Revenues

For the year ended July 31, 2007, production revenue was $44,500 as compared to $178,583 for the same period in 2006. Production revenues decreased by $134,083, or 75% due to fewer films being produced internally. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. However, we are planning to expand our productions and we are negotiating with domestic pay television broadcasters and home video distributors for output arrangements which will guarantee us a minimum return on each new motion picture release. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues in the amount of $146,578 are primarily the write down of the remaining capitalized costs of National Lampoon’s Pledge This! Amortization of capitalized film production costs was $598,273 for the twelve months ending July 31, 2007 consisting of $206,590 in amortization, and a net write off of $391,683. During the year ended July 31, 2007, a write-down of $408,897 was recorded for Trick or Treat aka Monster Night, a film produced in the prior year. The write-down reflects our estimate of lower ultimate revenues. These lower revised ultimates are based on the results realized to date from the film’s domestic release and the unsuccessful international marketing efforts. The net book value and revised ultimates for Trick or Treat aka Monster Night is approximately $97,000. During the year ended July 31, 2007, the company and other members of Totally Baked, LLC, which produced the film titled “Totally Baked” agreed to dissolve their business relationship whereby the company relinquished its rights in the film in exchange for a release of obligations. The dissolution did not require any exchange of cash and the film will also not have any rights to use our brand. The remaining unamortized production costs and accrued interest at July 31, 2007 were amortized resulting in net gain of $17,214 during the year ended July 31, 2007. In addition, during the year ended July 31, 2007 another previously released film was written down for $125,000.

Travel Services Revenues

We earned no revenue from this segment of our business during the year ended July 31, 2007. During the year, we did not organize any tours or travel related products. Instead, we generated revenue from sponsors by providing advertising and promotion services to spring break events promoted by third parties.

Other Costs and Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended July 31, 2007 were $4,586,633 as compared to $5,303,877 for the year ended July 31, 2006, a decrease of $717,244 or approximately 14%. During the year ended July 31, 2007, approximately 52% of our selling, general and administrative expenses consisted of salary expense totaling $2,400,375, as compared to salary expense of approximately $2,580,594, which has been adjusted down from $2,851,937 to exclude stock option expense in the amount of $271,343 that is disclosed separately in the paragraph below and which represented 48% of selling, general and administrative expenses for the year ended July 31, 2006. The decrease of $180,219 in salary expense for the year ended July 31, 2007 was primarily due to the separation from service of our former President and Chief Financial Officer, Douglas S. Bennett, as well as the closure of our New York office. During the year ended July 31, 2007, selling, general and administrative expenses also included consulting fees of $394,277 as compared to $589,437 during the same period in the prior year as we reduced our reliance on consultants. Legal fees increased by $224, from $287,666 during the year ended July 31, 2006 to $287,890 for the same period in 2007. Investor and public relations costs increased by $84,814 from $204,416 for the period ended July 31, 2006 to $289,230 during the same period in 2007.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the five segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, was approximately $242,502 during the twelve months ended July 31, 2007.

During the year ended July 31, 2007, we recorded expenses of $1,051,653 associated with the granting of stock, options and warrants to employees, advisors and consultants as compared to expenses of $271,343 incurred for the year ended July 31, 2006, for an increase of $780,310. The increase is primarily due to the implementation of SFAS No. 123R and grants of options to our chief executive officer pursuant to his employment contract, our former president pursuant to his severance and consulting agreement, new employees including an interim chief financial officer and directors.

Interest income earned during the year ended July 31, 2007 totaled $5,832, compared to $75,962 for the year ended July 31, 2006. Additional interest income of $70,130 was realized in the prior period due to our increased cash position during the year ended July 31, 2006 as a result of the public offering completed on August 8, 2005. No similar capital infusion occurred during the period ended July 31, 2007.

For the year ended July 31, 2007, we had a net loss of $2,504,170 as compared to a net loss of $6,859,085 for the year ended July 31, 2006, representing a decrease in net loss of $4,354,915 or 63%. The decrease in net loss for the year resulted primarily from the significant increase in revenue associated with license fees from a settlement along with increases in internet related advertising revenue and publishing. The decrease in expenses for the year was a result of decreases in advertising and promotion costs, tour revenue costs and selling, general and administrative costs, partially offset by an increase in the issuance of stock, warrants and options.

During the years ended July 31, 2007 and 2006, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $1,230,896 during the fiscal period ended July 31, 2007 and $1,327,524, during the same period in 2006 for a total of $3,432,663 at July 31, 2007. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $(3,735,066) or $(0.49) per basic and fully diluted share for the year ended July 31, 2007, as compared to a net loss attributable to common shareholders of $(8,186,609) or $(1.20) per basic and fully diluted share for the year ended July 31, 2006.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ending July 31, 2007, we have not generated positive cash flow from operations over the past few years. Our principal sources of working capital during the year ended July 31, 2007 consisted of loans from our officers and directors and a settlement of $2.9 million related to unpaid royalties.

For the year ended July 31, 2007, our net cash flow used in operating activities was $4,144,414 as compared to $5,712,436 of net cash flow used in operating activities during the year ended July 31, 2006. The decrease in cash flow usage from operations was primarily attributable to an increase in revenue partially offset by an increase in cash used for production costs. Cash provided by financing activities was $4,263,500 for the fiscal year ended July 31, 2007, as compared to $5,736,314 for the fiscal year ended July 31, 2006. The funds for the current period were obtained from officers and directors and a related party and were partially offset by the repayment of loans from officers and directors. Financing activities for the fiscal year ended July 31, 2006 included funds obtained from the offering of our common stock that we undertook in August 2005 offset by the partial payment of notes payable to officers and directors and offering costs.

As of July 31, 2007, we had cash on hand of $85,706, which includes the payment of the settlement for unpaid royalties. We believe these funds, along with additional loans from our Chief Executive Officer and one member of our board of directors, will be adequate to fund our ongoing operations and capital requirements for the next twelve months. However, we have no commitment for these loans and our Chief Executive Officer and director are not required to make additional loans to us. If we do not receive these loans and if alternate sources of financing cannot be found, then we may not be able to continue to operate as a going concern.

Historically, our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at July 31, 2007 is $1,329,998. These obligations are payable on demand. We plan to pay these obligations from future revenues. In addition, Red Rock Picture Holdings, Inc. has provided the company with funds for movie production. The aggregate amount of the loans and accrued interest owed to Red Rock at July 31, 2007 is $3,657,408.

Our financial statements for the fiscal year ended July 31, 2007, contain an explanatory paragraph as to our ability to continue as a “going concern.” This qualification may impact our ability to obtain future financing.

On November 15, 2007 we received a letter from the American Stock Exchange which indicated that we are not in compliance with Sections 134 and 1101 of the Amex Company Guide because we did not file our annual report on Form 10-KSB for the fiscal year ended July 31, 2007 on or before October 29, 2007. We have until November 29, 2007 to provide the American Stock Exchange with a specific plan to achieve and sustain compliance with Sections 134 and 1101 of the Amex Company Guide. Compliance must be achieved no later than February 15, 2008. If we either fail to submit a plan or if we submit a plan and the staff of the American Stock Exchange determines that it does not adequately address these issues, the American Stock Exchange will provide written notification that our securities will be delisted. We may appeal this decision. By filing this annual report on Form 10-KSB, we expect to regain compliance with Sections 134 and 1101 of the Amex Company Guide.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

The table below sets forth our contractual obligations as of July 31, 2007.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Production loan, related party	$3,728,545	$3,728,545	$—	$—	$—
Notes Payable, related party	$1,258,862	$1,258,862	$—	$—	$—

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

Factors Affecting Business, Operating Results and Financial Condition

Risks Related To Our Business Operations

We have incurred losses in the past and losses may continue.

We sustained a net loss of $2,504,170 and a net loss attributable to common stockholders of $3,735,066 for the fiscal year ended July 31, 2007. As of July 31, 2007, we had an accumulated deficit of $41,257,284. Our last profitable quarter was the quarter ended October 31, 2006 and our last profitable fiscal year was the fiscal year ended July 31, 2000. We may not attain operating profits in the future.

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

Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures and television programming. While most of our licensing fees are paid immediately upon entering into the license agreements, some are deferred until the licensor’s production costs are recouped. Production fees are not earned until the production is begun and expenses related to the production are incurred. Third-party motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods.

If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to find financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

We enter into agreements to develop ideas and properties, however; we may decide to abandon a project rather than to complete the development of it.

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

We depend on the National Lampoon™ trademark and related properties for a significant portion of our revenue. Any erosion of our brand could have a material adverse effect on our business.

Our revenue is primarily derived from exploitation of the National Lampoon™ trademark. Any erosion of brand recognition of that trademark and its related properties or our failure to adequately protect our intellectual property could have a material adverse effect on our business, results of operations and financial position. Our business also depends upon the protection of the intellectual property rights that we have in our entertainment properties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become a party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of someone else’s intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as requiring us to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention from our business and materially adversely affect our financial condition and results of operations

We depend on the services of Daniel S. Laikin. If we were to lose Mr. Laikin’s services, it could have a material, adverse effect on our business.

We are dependent upon the services of Daniel S. Laikin, our Chief Executive Officer and one of our directors. The loss of his services could have a material adverse effect on our business, results of operations and financial position. We do not carry key-person life insurance on Mr. Laikin.

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

We believe that our performance and future success will depend in large part upon our ability to attract and retain highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in the television industry, as and when we need them. If we do not succeed in attracting skilled personnel when we need them or in retaining our current personnel, our business could be adversely affected. Competition for such individuals, especially creative and technical talent, is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications.

Risks Related To National Lampoon Networks, Inc.

If National Lampoon Networks, Inc. is not successful in increasing its advertising revenues, it may not be able to operate profitably.

During the 2007 fiscal year, advertising, promotion and licensing revenue earned by our subsidiary, National Lampoon Networks, Inc., accounted for approximately 28% of all the revenue we earned. National Lampoon Networks, Inc. earns advertising revenue through its various internet websites, on-air advertising during its programming as well as through live promotional events and field marketing, such as product sampling. Our plan is to increase our revenue by increasing National Lampoon Networks’ online programming and expanding its network. If National Lampoon Networks, Inc. is unable to continue to increase its programming and expand its internet network as planned, it may not be able to operate profitably.

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

We are planning to expand National Lampoon Networks’ operations by continuing to expand its internet network. If we are successful in expanding National Lampoon Networks’ business, it will be exposed to greater overhead, marketing and support costs and other risks associated with expansion. To manage its growth effectively, National Lampoon Networks must improve and expand its general operations and hire and manage additional personnel. We cannot assure you that National Lampoon Networks, Inc. will be able to effectively do this. If growth is not effectively managed, our business and operations may be materially adversely affected.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of National Lampoon, Inc.:

We have audited the accompanying consolidated balance sheet of National Lampoon, Inc. and Subsidiaries (the "Company"), as of July 31, 2007 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of National Lampoon, Inc and Subsidiaries as of July 31, 2007, and the results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company had a working capital deficiency of $7,196,255 and accumulated deficit of $41,257,284 as of July 31, 2007 and a net loss of $2,504,170 for the year ended July 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California
November 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors National Lampoon, Inc.,

West Hollywood, California

We have audited the accompanying consolidated statements of operations, shareholders (deficit) and cash flows of National Lampoon, Inc. and Subsidiaries (the Company) for the year ended July 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of consolidated operations and their consolidated cash flows for year ended July 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ Stonefield Josephson, Inc.

Los Angeles, California
November 1, 2006

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
____________
As of
ASSETS	July 31, 2007

CURRENT ASSETS
Cash	$85,706
Accounts receivable, net of reserves of $461,810	358,342
Prepaid expenses and other current assets	65,182
Total current assets	509,230
NON-CURRENT ASSETS
Fixed assets, net of accumulated depreciation of $177,510	37,431
Capitalized production costs, net of $4,355,191 of amortization	5,483,508
Capitalized publishing costs, net of $381,284 of amortization	62,179
Intangible assets, net of accumulated amortization of $4,471,786	1,608,499
Total non-current assets	7,191,617
TOTAL ASSETS	$7,700,847

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$929,606
Accrued expenses	552,699
Notes payable - related party, including interest of $42,734	1,258,862
Production loans - related party, including interest of $89,729	3,728,545
Deferred income	1,235,773
TOTAL CURRENT LIABILITIES	7,705,485

COMMITMENTS AND CONTINGENCIES
Accrued dividends payable in common stock	3,432,663

SHAREHOLDERS' DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued and outstanding	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,947 shares issued and outstanding	18
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 8,207,189 shares issued and outstanding	821
Additional paid-in capital	37,819,138
Accumulated deficit	(41,257,284)
TOTAL SHAREHOLDERS' DEFICIT	(3,437,301)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,700,847

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	July 31,
	2007	2006
REVENUES
Production	$44,500	$178,583
Licensing	3,952,847	931,738
Tours	-	197,929
Advertising & Promotion	1,975,827	2,283,610
Publishing	125,891	95,834
Total revenues	6,099,065	3,687,694

COSTS AND EXPENSES
Costs related to production revenue	146,578	38,560
Costs related to licensing revenue	155,842	231,386
Costs related to tours revenues	-	710,754
Costs related to advertising and promotion revenues	1,608,195	2,398,021
Amortization of capitalized television production costs	206,590	274,257
Impairment of capitalized television costs	-	266,038
Amortization of intangible assets	242,502	240,706
Impairment of capitalized film costs	391,683	670,134
Amortization debt issuance costs	-	313,000
Provision for doubtful accounts	199,419	174,625
Selling, general and administrative expenses	4,586,633	5,303,877
Stock options and warrants issued for services	1,051,653	271,343
Total costs and expenses	8,589,095	10,892,701
OPERATING LOSS	(2,490,030)	(7,205,007)
OTHER INCOME (EXPENSE)
Interest income	5,832	75,962
Interest expense	(51,299)	(37,232)
Equity in investee loss	(800)	-
Other income	32,127	57,386
Total other income (expense)	(14,140)	96,116

NET LOSS BEFORE MINORITY INTEREST	(2,504,170)	(7,108,891)
Minority Interest In Income of Consolidated Subsidiary	-	249,806
NET LOSS	(2,504,170)	(6,859,085)
Preferred stock dividends	(1, 230,896)	(1,327,524)
Net loss attributable to common shareholders	$(3,735,066)	$(8,186,609)

Net loss per share attributable to common shareholder - basic and diluted	$(0.49)	$(1.20)
Weighted average number of common shares - basic and diluted	7,691,520	6,803,080

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended July 31, 2007 and 2006

	Preferred Stock			Common Stock		Additional
	Series B	Series C	Stock			Paid-in	Accumulated
	Shares	Shares	Amount	Stock	Amount	Capital	Deficit	Total
Balance at August 1, 2005	63,607	229,761	$29	3,527,124	$353	$29,327,846	$(31,894,029)	$(2,565,801)

Exercise of stock options for cash	-	-	-	13,333	1	20,982	-	20,983
Exercise of stock options (cashless)	-	-	-	20,911	2	(2)	-	-
Exercise of warrants for common stock	-	-	-	188,996	19	334,981	-	335,000
Conversion of Series C shares into Common Shares	-	(5,000)	(1)	100,000	10	(9)	-	-
Deferred compensation expense	-	-	-	-	-	271,343	-	271,343
Common stock issued for services	-	-	-	83,850	8	282,172	-	282,180
Stock options issued for services						-		-
Series B Dividend accrual	-	-	-	-	-	(572,463)	-	(572,463)
Series C Dividend accrual	-	-	-	-	-	(738,530)	-	(738,530)
Common Stock Offering closed August 8, 2005	-	-	-	3,200,000	320	8,320,295	-	8,320,615
Net Loss for the period	-	-	-	-	-	-	(6,859,085)	(6,859,085)
Balance at July 31, 2006	63,607	224,761	28	7,134,214	713	37,246,615	(38,753,114)	(1,505,758)

Exercise of stock options for cash	-	-	-	82,100	8	131,802	-	131,810
Stock issued for services	-	-	-	192,232	19	358,125	-	358,144
Exercise of warrants for common stock	-	-	-	5,055	1	8,999	-	9,000
Conversion of Series C shares into Common Shares	-	(33,814)	(4)	676,280	68	(64)	-	-
Conversion of accrued dividends into Common Shares	-	-	-	111,108	11	239,265	-	239,276
Fair value of options & warrants issued to consultants	-	-	-	-	-	646,333	-	646,333
Fair value of vesting of employee stock options	-	-	-	-	-	405,320	-	405,320
Employee bonuses paid in common stock				6,200	1	13,639		13,640
Series B Dividend accrual	-	-	-	-	-	(572,463)	-	(572,463)
Seriec C Dividend accrual	-	-	-	-	-	(658,433)	-	(658,433)
Net Loss for the period	-	-	-	-	-	-	(2,504,170)	(2,504,170)
Balance at July 31, 2007	63,607	190,947	$24	8,207,189	$821	$37,819,138	$(41,257,284)	$(3,437,301)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,504,170)	$(6,859,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,669	15,973
Amortization of intangible assets	242,502	240,706
Amortization of debt issuance costs	-	313,000
Amortization of capitalized production costs	206,590	274,257
Impairment of capitalized television costs	-	266,038
Impairment of capitalized film costs	391,683	670,134
Stock, options and warrants issued for services	1,423,437	553,523
Provision for losses on accounts receivable	199,419	174,625
Minority interest in loss of consolidated subsidiary	-	(249,806)
Undistributed loss of equity investment	800	-

Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	192,649	(602,711)
(Increase)/decrease in prepaid expenses and other assets	(6,360)	133,893
Decrease/(increase) in publishing costs	23,673	(85,852)
Increase in production costs	(5,147,941)	(713,588)
(Decrease)/increase in accounts payable	(21,353)	488,314
(Decrease) in accrued expenses	(138,517)	(409,625)
Increase in deferred revenues	979,505	256,268
Decrease in common stock owed	-	(178,500)
NET CASH USED IN OPERATING ACTIVITIES	(4,144,414)	(5,712,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(33,528)	(18,071)
Purchase of intangible assets	(73,653)	(41,901)
Investment in equity securities	(800)	-
NET CASH USED IN INVESTING ACTIVITIES	(107,981)	(59,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	9,600,000
Payments related to the issuance of common stock	-	(1,279,386)
Payments of notes payable	(675,834)	(3,661,851)
Payments of production loans	(765,121)	-
Borrowings of productions loans	4,199,753	-
Proceeds from the exercise of stock options	131,810	20,983
Proceeds from the exercise of warrants	9,000	335,000
Proceeds from notes payable	1,363,892	721,568
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,263,500	5,736,314
NET INCREASE/(DECREASE) IN CASH	11,105	(36,094)
CASH AT BEGINNING OF YEAR	74,601	110,695
CASH AT END OF PERIOD	$85,706	$74,601
Supplemental disclosures of cash flow information:
Cash paid for
Taxes	$10,290	$26,132
Interest	$83,140	$111,847
Non-cash investing and financing activities:
Stock options issued for services and debt issuance costs	$-	$553,523
Accrued dividends converted to common stock	$239,276	-
Accrued dividends on preferred stock payable in common shares	$1,230,896

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

On May 17, 2002 a group of investors gained voting control of the Company through the acquisition of its Series B Convertible Preferred Stock and warrants to purchase its common stock (the "Reorganization Transaction"). Since the Reorganization Transaction, the Company's business has expanded to include operations other than licensing. On September 3, 2002, the Company's subsidiary, National Lampoon Networks, Inc., acquired Burly Bear Network, Inc. to gain access to campus television stations. The division has since expanded to the internet and now sells advertising space on four distinct National Lampoon websites. The vast majority of our programming is developed for both the college network and the internet. Aside from providing programming to the college stations and the internet, National Lampoon Networks, Inc. provides an integrated marketing approach to retailers who wish to target the college market. The Company has also entered the home entertainment market, producing original motion pictures. In 2004, the Company began to offer travel services during spring break through its subsidiary, National Lampoon Tours, Inc. The Company has discontinued these services, however, National Lampoon Tours will continue to maintain a significant presence at Spring Break events so that we may offer advertising, distribute promotional material and hold live events for our advertisers and other customers. In 2006 the Company began publishing its own books and has also expanded its licensing activities by licensing its name to other books, content displayed over wireless communications devices and electronic games.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current fiscal year net loss of $2,504,170 along with the prior two years net losses of $6,859,085 and $8,669,170 as well as negative working capital of $7,196,255 and accumulated deficit of $41,257,284 at July 31, 2007, raises substantial doubt about its ability to continue as a going concern. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of November 6, 2007, we had cash on hand of approximately $63,799 and receivables totaling $497,878. We also have $1,020,000 in minimum guarantee payments due from domestic and foreign distributors including Comedy Central, Beta (Germany) and Equinoxe (Canada). We are currently delivering two films for which the minimum guarantee payments are due upon notice of delivery and we expect payments to be received by the second quarter of fiscal 2008.

Our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at July 31, 2007 is $1,241,937 up from $650,000 at July 31, 2006. These two individuals have expressed their continued support to provide loans to us to meet any immediate working capital requirements.

Principles of Consolidation. The accompanying consolidated financial statements of the Company include the accounts of National Lampoon, Inc., its wholly owned subsidiaries, National Lampoon Network, Inc and National Lampoon Tours, Inc. along with its 50% ownership in National Lampoon Clubhouse, Inc., and its 100% ownership in Bagboy, LLC and Ratko, LLC. During the 2007 fiscal year, the Company disposed of its interest in Totally Baked, LLC pursuant to a settlement agreement with Laughter Heals, Inc. The Company has the full and exclusive control of the management and operation of the business of each subsidiary and participates in 100% of the revenues and losses of its subsidiaries. The Company participates in 50% of the revenues and net losses of National Lampoon Clubhouse, Inc. Inter-company balances and transactions have been eliminated in consolidation.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition. Royalty income from film contracts is derived from the sale of DVDs or from the licensing of film rights to third parties. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company on a timely basis. This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income. When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of revenue.

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

Film Costs. Investment in film costs includes the capitalization of costs incurred to produce the film content including direct negative costs, production overhead, interest and development. These costs are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

Advertising Expense. The Company expenses advertising costs as incurred. During the years ended July 31, 2007 and 2006, the Company incurred approximately $1,000 and $30,000, respectively for advertising costs.

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

Concentration. The Company maintains its cash balances at financial institutions that are federally insured; however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the year ended July 31, 2007.

During the year ended July 31, 2007 one customer accounted for 52% of total revenue, while no customer accounted for more than 10% of total revenue in the year ending July 31, 2006. As of July 31, 2007, the Company had $128,383 (16%), $85,571 (10%) and $121,681 (15%), of accounts receivable due from its largest customers.

The Company currently does not rely on a single vendor for a majority of its productions. The Company has different vendors that can be replaced if the need arises. A change in vendors would not cause a significant delay in the production process that would ultimately affect operating results.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with an original maturity of three months or less.

Fair Value of Financial Instruments. The carrying amount of the Company’s financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of July 31, 2007 due to their short maturities. The carrying amounts of production loans and notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Accounts Receivable. The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of July 31, 2007 was $461,810.

Intangible Assets. Intangible Assets consists primarily of the National Lampoon trademark and is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. Gross intangibles were approximately $6,080,000 with accumulated amortization of approximately $4,471,000 at July 31, 2007, which includes approximately $243,000 of amortization being expensed during the year ended July 31, 2007. The estimated aggregate amortization expense for each of the six succeeding fiscal years is $243,000 per year, which primarily represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty-five years.

As of July 31, 2007, the Company has determined and tested for impairment in accordance with SFAS 141, paragraphs 16-21, and concluded that the expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible.

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a material impact on the Company’s results of operations, financial position or cash flow.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

Net Income or Loss Per Share. Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Basic and diluted loss per share is $(0.49) and $(1.20) for the twelve months ended July 31, 2007 and 2006, respectively. Basic and diluted loss per share are the same at July 31, 2007 and 2006, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 8,627,647 and 5,209,795 common shares during the twelve months ended July 31, 2007 and 2006 respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,402,431 and 8,078,711 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the twelve months ended July 31, 2007 and 2006, respectively, because their inclusion would also be anti-dilutive.

Stock Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services for non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through July 31, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

The Company accounts for stock option and warrant grants issued and vesting to non employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to the adoption of SFAS 123R, all stock options and warrants issued to employees and others had an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there was no related compensation expense recorded in the Company’s financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the year ended July 31, 2006 would have been increased to the pro forma amount presented.

Year Ended
July 31, 2006
Net loss attributable to common shareholders, as reported	$(8,186,609)
Add: Stock-based employee Compensation expense included in reported net loss	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(345,195)

Net loss, pro forma	$(8,531,804)

Basic and diluted net loss per Common share, as reported	$(1.20)

Pro forma	$(1.25)

The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of our common stock of 55.6% to 105.6%; and a term of six to ten years for the fiscal year ended July 31, 2006.

Reclassification. In the current year we have reclassified certain components of our shareholders’ deficit section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to shareholders’ deficit for such deferred compensation. This reclassification has no effect on net loss or total shareholders’ deficit as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest. The Company also determined that its previous classification of preferred stock dividend as a current liability should be changed to a non-current liability, as the dividends are only payable in common shares.

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film and television costs in various stages of production at July 31, 2007:

Development-television	$7,110
Development-theatrical	5,379,398
Completed-theatrical	97,000
Total film and television costs	$5,483,508

The Company expects to amortize within three years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $2,908,000.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - FIXED ASSETS

Fixed assets comprise the following as of July 31, 2007:

Computer equipment	$172,291
Camera and lighting equipment	38,433
Furniture and office equipment	4,217
214,941
Accumulated depreciation	(177,510)
$37,431

Depreciation expense for the years ended July 31, 2007 and 2006 was $13,669 and $15,973, respectively.

NOTE D - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at July 31, 2007:

(A) Payable to Daniel Laikin	$1,004,016
(B) Payable to Timothy Durham	166,784
(C) Payable to Christopher Williams	88,062

$1,258,862

(A) As of July 31, 2007, the Company owed Daniel Laikin, the Company's Chief Executive Officer, approximately $970,000 in principal and $34,016 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Laikin is unsecured and payable on demand. During the twelve months ending July 31, 2007, $188,834 of principal and no interest had been paid to Mr. Laikin.

(B) As of July 31, 2007, the Company owed Timothy Durham, a director, approximately $162,794 in principal and $3,990 in interest. The loans bear interest at the rate of 6% to 6.75% per annum. The obligation to Mr. Durham is unsecured and payable on demand. During the twelve months ending July 31, 2007, $441,706 of principal and $45,294 interest had been paid to Mr. Durham.

(C) As of July 31, 2007, the Company owed Christopher R. Williams, a shareholder, approximately $83,333 in principal and $4,729 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Williams is payable on demand. During the twelve months ending July 31, 2007, no principal and no interest had been paid to Mr. Williams.

NOTE E - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of July 31, 2007:

(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$1,695,792

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	1,961,616

(C) Dan Laikin	71,137

$3,728,545

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture Bag Boy. Red Rock Pictures Holdings, Inc. is a publicly traded company and related party (See Note J). In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of twenty five percent (25%) of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of July 31, 2007, the Company was advanced $1,695,792 under this financing agreement.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(B)
On October 26, 2007, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture Ratko. Red Rock Pictures Holdings, Inc. is a publicly traded company and related party (See Note J). In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of twenty five (25%) of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of July 31, 2007, the Company was advanced $1,961,616 under this financing agreement.

(C)
Mr. Laikin, the Company's Chief Executive Officer, has made various loans to us for film financing. As of July 31, 2007, he was owed $67,000 in principal and $4,137 in interest for production loans. The loans bear interest at the rate of 6% per annum.

NOTE F - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the twelve-month periods ended July 31, 2007 and 2006, the Company accrued $1,230,896 and $1,327,524, respectively of Series B and Series C dividends.

During the year ended July 31, 2007, 33,814 shares of the Company's Series C Convertible Preferred Stock and related accrued dividends of $239,276 were converted to 787,388 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock based on the trading value of the Company’s common stock on the conversion date.

At July 31, 2007, the Company had accrued $3,432,663 representing the total value of the dividends for Series B and Series C dividends.

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

NOTE G - ISSUANCE OF COMMON STOCK

Year ended July 31, 2006

During the fiscal year ended July 31, 2006, 13,333 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $20,983. During the fiscal year ended July 31, 2006, 20,911 shares of the Company’s common stock were purchased through the cashless exercise of stock options. Also during this period 188,996 shares of the Company’s common stock were purchased through the exercise of stock warrants by various board members of the Company that resulted in cash proceeds to the Company of approximately $335,000. In addition, approximately 83,850 shares of restricted stock were issued at a market at a market price of $282,180 to various consultants of the Company for services rendered. Furthermore, 5,000 shares of Series C Convertible Preferred Stock were converted to 100,000 shares of the Company’s common stock.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 9, 2006 the Company issued 5,554 shares to Porter Levay & Rose, Inc. for investor relations services. The Company expensed $15,000, which was equivalent to the market price of the stock on the date of issue.

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

On March 31, 2006 27,596 shares were issued to various consultants for services rendered during the third quarter of fiscal year 2006. We expensed $72,500, which was equivalent to the market price of the stock on the date of issue.

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

On August 26, 2005, the Company issued 40,000 shares of restricted common stock in exchange for services rendered during the year ended July 31, 2005. The Company had previously accrued the value of the service during 2005. The service was valued at the fair market value on the date of issuance in August 2005. On August 31, 2005, the Company issued 200 shares of common stock from the 1999 Plan in exchange for services valued at $520. The stock was valued at the fair market value on the date of issuance.

On March 10, 2005 the Company filed a registration statement for a public offering of 3,200,000 shares of common stock. The registration statement was declared effective on August 1, 2005. The Company raised $9.6 million in gross proceeds in this offering. Net proceeds from the offering, after payment of expenses totaling $1,288,505 were $8,311,495.

Year ended July 31, 2007

On May 1, 2006, the Company commenced issuing 3,500 common shares to a consultant for each month of service during the engagement period. During the twelve month period ended July 31, 2007, the Company issued 42,000 common shares and expensed $77,595, which was equivalent to the trading value of the shares on the date of issuance.

On August 1, 2006, the Company entered into a monthly consulting arrangement whereby a consultant would receive 5,000 common shares per month through November 2006 and then 3,000 common shares per month. During the twelve month period ended July 31, 2007 the Company issued 44,000 common shares and expensed $79,230, which was equivalent to the trading value of the shares on the date of issuance.

On October 3, 2006 the Company issued 27,547 common shares to a consultant for production services on one of our films. The Company expensed $41,321, which was equivalent to the fair market value on the date of issuance.

On November 1, 2006, the Company commenced compensating a consultant $10,000 in common shares for each month of service during the engagement period. During the twelve month period ended July 31, 2007, the Company issued 45,955 common shares and expensed $90,000, which was equivalent to the trading value of the shares on the date of issuance.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 9, 2006, the Company compensated two consultants $2,000 each in common shares for consulting services rendered. The Company issued 2,116 common shares in total and expensed $4,000, which was at the agreed upon price of $1.89 per share.

On November 29, 2006, the Company commenced issuing $2,000 in common shares to a consultant for each month of service during the engagement period. During the twelve month period ended July 31, 2007, the Company issued 7,887 common shares and expensed $16,000, which was equivalent to the trading value of the shares on the date of issuance.

On December 20, 2006 the Company issued 6,200 shares of its common stock valued at $13,640 (the market price on the date of grant) to employees as a bonus.

During the twelve months ended July 31, 2007, 82,100 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $131,810.

During the twelve months ended July 31, 2007, 5,055 shares of the Company’s common stock were issued upon exercise of warrants attached to the Company's Series B Convertible Preferred Stock that resulted in cash proceeds to the Company of approximately $9,000.

During the year ended July 31, 2007, 33,814 shares of the Company's Series C Convertible Preferred Stock and related accrued dividends of $239,276 were converted to 787,388 shares of the Company’s common stock. Each Series C Convertible Preferred Share is convertible into 20 common shares. The accrued dividends were converted into the Company’s common stock based on the trading value of the Company’s common stock on the conversion date.

On April 24, 2007, the Company compensated a professional services firm for their services in common shares. The Company issued 22,727 common shares and expenses $49,999, which was equivalent to the value of the services provided.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases

The Company's principal offices are located in West Hollywood, California where it is subleasing approximately 6,000 square feet of property for approximately $17,248 per month. The sublease expired on April 30, 2007 and became a month-to month lease thereafter. The sublease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index.

The Company is obligated under an equipment lease for a photocopy machine of approximately $1,600 per month.

The Company's rent expense was approximately $141,820 and $263,859, for the years ended July 31, 2007 and 2006, respectively.

Royalty Agreements

Harvard Lampoon Agreement. Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of 1.5% to 2% on the Company's net receipts from exploitation of the National Lampoon trademark. Royalty payments under this agreement were approximately $66,070 and $0, for the years ended July 31, 2007 and 2006, respectively. At July 31, 2007, we have accrued approximately $4,632 in royalties due to HLI.

Guber-Peters Agreement. Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company (GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI's obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. The full $500,000 was recognized as an expense in prior years, with approximately $396,000 remaining on the books as a liability.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2005 the Screen Actors Guild filed a UCC 1 against the assets of the film Monster Night AKA Trick or Treat as security against talent salaries and benefits. The Company will file to terminate the UCC 1 as the film has been completed.

Film Financing commitments

During the year ended July 31, 2007, the Company obtained $3,657,408 of funding under finance agreements with Red Rock for its motion picture projects, Bag Boy and Ratko. The terms of the financing provide for the investors to recoup their contribution plus interest from the first proceeds of these films. After all costs are recouped by the Company, the investors are entitled to 25% of the net profits paid to the Company, but the investors do not have any ownership rights in the film (See Note E).

The Company has also entered into various distribution agreements for the marketing and distribution of certain films listed below. The Company will receive varying distribution fees ranging from 20% to 25% relating to the exploitation and distribution of these films. These films will require the Company to contribute certain production and print and advertising costs for the completion and distribution of these films as follows:

	Funding Commitments
		Prints & Advertising		Total
Film	Production	Lower	Upper	Lower	Upper
Homo Erectus	$90,000	$200,000	$400,000	$290,000	$490,000
Beach Party at the Threshold of Hell	50,000	300,000	500,000	350,000	550,000
Electric Apricot - The Quest for Festaroo	-	300,000	300,000	300,000	300,000
One, Two, Many	105,000	300,000	300,000	405,000	405,000
	$245,000	$1,100,000	$1,500,000	$1,345,000	$1,745,000

Employment Agreements

On January 31, 2007, in accordance with the terms of their employment agreements, Mr. Daniel S. Laikin, the Company's Chief Executive Officer, and Mr. Douglas S. Bennett, the Company's former President and Chief Financial Officer, each received an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.04 which was the market value of the common stock on the date of grant.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Litigation

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. On November 8, 2007 we served the plaintiff with an Offer to Compromise under Civil Code Procedure Section 998. The Offer to Compromise provides for a settlement of the action for $150,000. The plaintiff has 30 days to accept or reject the Offer to Compromise. Both parties are continuing to engage in discovery and prepare for trial.

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meruit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The action is continuing against the remaining defendants.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”. SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefits under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG is scheduled for February of 2008.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against National Lampoon, Inc. for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of $290,000. National Lampoon disputes these claims and intends to vigorously defend this action.

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

The total budget for the first film made by Clubhouse was $1,800,000, which was funded equally by the Company and Majestic. As of July 31, 2007, Clubhouse received $911,784 in funding from Majestic toward the production of the film. Of this amount, $181,250 was received during the fiscal year ended July 31, 2006 and $5,034 was received during the fiscal year ended July 31, 2007. Each party was to invest $300,000 into Clubhouse. Majestic’s contribution was recorded to minority interest. Based on EITF 88-18, because there is no implicit rate of return to Majestic and Majestic has contributing participation in the production of the film, and because there is no other factor that would require the classification of this payment as debt, the Company has recorded the remainder of the funding, totaling $611,784, against capitalized production costs. The 50% of production costs funded by the Company in the amount of $632,932 to National Lampoon Clubhouse, Inc. has been recorded as an inter-company note payable with no interest accrued and has been eliminated in consolidation.

The 50% ownership by Majestic Entertainment, Inc. was initially recognized on the Company's consolidated financial statements as minority interest in the amount of $300,000 which has been reduced to zero because the Company offset its portion of losses by the subsidiary which exceeded $300,000. The total budget of $1,800,000 for the production was funded 50% by each party. The terms of the agreement state that (1) revenue received by National Lampoon Clubhouse, Inc. will be reinvested in future films and (2) when there are sufficient funds for National Lampoon Clubhouse, Inc. to function debt free, then profit distributions will be made in accordance with the ownership percentages. During the years ended July 31, 2007 and 2006 most of the capitalized production costs were expensed to “permanent impairment of assets” and the remaining amount of $97,000 will be expensed during fiscal year 2008. There are no future profit distributions expected.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - INVESTMENT IN RED ROCK

In October 2006, the Company invested $800 in Red Rock Pictures Holdings, Inc., (“Red Rock”) which was then merged into a publicly traded entity classified as a development stage company. The investment represents approximately 11,769,236 shares or 19.5% of the total outstanding shares of Red Rock Pictures Holdings, Inc. Three members of National Lampoon’s board of directors, Robert Levy, Tim Durham and Daniel Laikin, also own stock in Red Rock Pictures Holdings, Inc. The Company recorded the transaction under the equity method due to the determination they had significant influence, and recognized its proportionate share of the investee’s losses not to exceed the $800 investment. In addition, the Company’s investment had been determined to not be a variable interest entity in accordance with FIN46(R) since Red Rock Pictures Holdings, Inc. was not formed for the primary benefit of the Company, and the Company does not have an obligation to absorb the losses, nor receive any return. The fair market value of each share of Red Rock Pictures Holdings, Inc. is $0.60 as of July 31, 2007. Included in the accompanying balance sheet as of July 31, 2007 are notes payable to Red Rock Pictures Holdings, Inc of $3,657,408. In September 2006, Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month.

NOTE K - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. There was no income tax provision recorded for fiscal years ending 2007 and 2006 due to the significant net losses in both years.

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability. The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended December 31, 2007.

The tax effects of significant temporary differences representing deferred tax assets as of July 31, 2007 are as follows:

2007
Deferred tax assets:
Accrued Royalties	$160,000
Accrued Interest	53,000
Accrued Expenses	46,000
Net Operating losses	7,895,000

Total Deferred Tax Asset	8,154,000
Valuation Allowance	(8,154,000)
Net deferred tax asset	$-

A valuation allowance of $8,154,000 was recorded at July 31, 2007 an increase of $464,000 from the prior year balance of $7,690,000. The balances at July 31 2007 and 2006 were recorded to offset the net deferred tax assets due to the uncertainty of realizing the net benefits of the tax assets in the future.

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

2007
Statutory Federal Income Tax Rate	(34.0%)
State Income Taxes Amortization of Intangible Assets	9.3%
Other, Increase in Valuation Analysis	24.7%

Effective Tax Rate	0.0%

The Company has unused net operating loss (NOL) carry forwards totaling $19,737,000 which expire at various dates from 2007 to 2027.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - STOCK OPTIONS AND WARRANTS

A)	Stock Options

On January 30, 2002, the Company adopted the Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "1999 Plan"), as adopted by the Company's shareholders at its annual meeting on April 25, 2002. The options shall be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 6,500,000.

During the year ended July 31, 2007, the Company issued 1,065,000 options to purchase the Company's common stock at $1.85 - $2.50 per share to employees under the "1999 Plan". The aggregate value of the options vesting from August 1, 2006 to July 31, 2007 was $872,542 and has been reflected as compensation cost. As of July 31, 2007, the aggregate value of unvested options was $1,008,507, which will be amortized as compensation cost as the options vest, over 3 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatility of the Company’s share price during the year preceding the issuance date of the warrant. For purposes of determining the expected life of the option, the full contract life of the option is used; average risk-free interest of 5.50% and; dividend yield of 0%.

The weighted-average grant-date fair value of options granted during 2007 and 2006 was $1.44 and $1.44, respectively.

	Year ended July 31, 2007	Year ended July 31, 2006
Expected volatility	68.4% - 72.9%	80.60%
Weighted average volatility	69.9%	80.60%
Expected dividends	0%	0%
Expected term (in years)	7-10	6-10
Risk free rate	5.5%	5.5%

A summary of option activity as of July 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (1)
Outstanding at July 31, 2006	4,663,393	$2.66
Granted	1,065,000	$2.11
Exercised	(82,100)	$1.61
Forfeited or expired	(276,687)	$2.89
Outstanding at July 31, 2007	5,369,606	$2.55	4.47	$890,791
Exercisable at July 31, 2007	4,448,940	$2.55	4.03	$830,391

(1) The aggregate intrinsic value was calculated, as of July 31, 2007, as the difference between the market price and the exercise price of the Company’s stock for the 2,626,606 and 2,166,606 options outstanding and exercisable, respectively, which were in the money.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company’s non-vested shares granted under the Company’s stock option plan as of July 31, 2007 and changes during the year ended July 31, 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at August 1, 2006	342,667	$2.16
Granted	1,065,000	1.44
Vested	(472,834)	1.70
Forfeited	(14,167)	1.08
Non-vested at July 31, 2007	920,666	$1.58

B)	Warrants

During the year ended July 31, 2007, the Company granted 222,727 warrants valued at $210,609.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatility of the Company’s share price during the year preceding the issuance date of the warrant. For purposes of determining the expected life of the option, the full contract life of the option is used; average risk-free interest of 5.50% and; dividend yield of 0%.

Year ended July 31, 2007
Expected volatility	68.7% to 72.7%
Weighted average volatility	70.59%
Expected dividends	-
Expected term (in years)	2 - 10
Risk free rate	5.50%

The weighted-average grant date fair value of warrants granted during fiscal year 2007 was $0.95.

A summary of warrant activity as of July 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (1)
Outstanding at July 31, 2006	1,084,004	$3.74
Granted	222,727	$2.78
Exercised	-	-
Forfeited or expired	(20,000)	$2.75
Outstanding at July 31, 2007	1,286,731	$3.59	2.18	$-
Exercisable at July 31, 2007	1,220,064	$3.62	2.21	$-

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value was calculated, as of July 31, 2007, as the difference between the market price and the exercise price of the Company’s stock for the warrants which were in-the-money.

A summary of the status of the Company’s non-vested shares granted as warrants as of July 31, 2007 and changes during the year ended July 31, 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 31, 2006	-	$-
Granted	222,727	0.95
Vested	(156,060)	1.15
Forfeited	-	-
Non-vested at July 31, 2007	66,667	$0.47

NOTE M - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products; and production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Summarized financial information for the years ended July 31, 2007 and July 31, 2006 concerning the Company's segments is as follows:

	Publishing &	Advertising &		Travel
	Licensing	Promotion	Production	Services	Clubhouse	Total
Fiscal Year Ended July 31, 2007
Segment revenue	$4,078,738	$1,975,827	$44,500	$—	$—	$6,099,065
Segment operating income (loss)	$1,421,273	$(2,944,690)	$(724,111)	$—	$—	$(2,247,528)
Depreciation expense	$8,415	$5,254	$—	$—	$—	$13,669
Fiscal Year Ended July 31, 2006
Segment revenue	$1,027,572	$2,283,610	$178,583	$197,929	$—	$3,687,693
Segment operating (loss)	$(2,752,024)	$(1,978,017)	$(866,037)	$(653,712)	$(714,510)	$(6,964,300)
Depreciation expense	$—	$(9,000)	$—	$—	$—	$(9,000)

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEAR

A reconciliation of segment operating loss to net income before income taxes for year ended July 31, 2007 and 2006 is as follows:

	7/31/07	7/31/06
Total segment operating (loss)	$(2,247,528)	$(6,964,300)
Amortization of intangible assets	(242,502)	$(240,706)
Interest expense	(51,299)	$(37,232)
Interest Income	5,832	$75,962
Equity in investee loss	(800)	$—
Other income/expense	32,127	$57,386
Net loss before minority interest and income taxes	$(2,504,170)	$(7,108,890)

NOTE N - CONTROLLED COMPANY STATUS

The Company is a "controlled company" as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the "NLAG Stockholders") and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Since the termination of Mr. Jimirro's employment agreement and payment of all amounts due to him, the NLAG Stockholders can now nominate and vote for a seventh director. The Voting Agreement will terminate on the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro owned 111,245 shares of the Company's common stock as of July 31, 2007. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

NOTE O - SUBSEQUENT EVENTS

On September 21, 2007, 620,000 options were issued to the directors and various employees. These options have an exercise price of $2.15 and will expire seven years from the grant date. The options vest over three years with a third of the options vesting at each anniversary date of the grant.

On October 25, 2007, the Company issued 4,171 shares of its common stock to the Board of Directors as director fees in lieu of the monthly fee of $1,000. The Company expensed $10,511, which was equivalent to the fair market value of the shares on the date of issuance.

On September 1, 2007, the Company signed an agreement with a consultant for consulting and investor relations services. The consultant is to receive 60,000 restricted shares of common stock of the Company. The shares will be delivered over the twelve month term of the agreement. On October 25, 2007, the Company issued 20,000 shares of its restricted common stock to the consultant. The Company expensed $50,400, which was equivalent to the fair market value of the shares on the date of issuance. The remaining 40,000 shares will be earned and issued monthly at the rate of 3,636 shares each month. The consultant will also receive a cash fee payable on the first of every month in the amount of $3,500. The consultant will also be issued 40,000 warrants, whereby 10,000 shares will vest upon each of the following dates: September 1, 2007, December 1, 2007, March 1, 2008 and June 1, 2008. The shares will be priced at the current market price upon those dates.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 25, 2007, the Company issued 10,000 shares of its restricted common stock to a consultant for internet services. The Company expensed $25,200, which was equivalent to the fair market value of the shares on the date of issuance.

On October 25, 2007, the Company issued 9,000 shares of its restricted common stock to a consultant for product placement services. The Company expensed $22,680, which was equivalent to the fair market value of the shares on the date of issuance.

During the months of August, September, October and November 2007 we issued approximately 32,826 shares to various consultants for services rendered during these months.

On November 21, 2007, the Company filed a Form 8K announcing the Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard from The American Stock Exchange. The Company believes that the filing of the 10KSB will be sufficient to cease the delisting process.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

 ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on the evaluation, the interim Chief Financial Officer and the Chief Executive Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Specifically, due in part to the departure of our former Chief Financial Officer and due to our limited accounting staff, we were unable to complete the preparation of our financial statements for the year ending July 31, 2007 and this report on a timely basis. We have attempted to address this weakness by hiring an interim Chief Financial Officer and continuing to search for a permanent replacement.

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The number of directors required by our bylaws is seven. There are no family relationships among our executive officers and directors.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Daniel S. Laikin	45	Chief Executive Officer, and Director
Lorraine Evanoff	45	Interim Chief Financial Officer
Timothy S. Durham	45	Director
Paul Skjodt	49	Director
Robert Levy	53	Director
James P. Jimirro	66	Chairman
Duncan Murray	61	Director
James Toll	54	Director

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

Committees of the Board of Directors

Our Board of Directors has two committees, an audit committee and a compensation committee. Currently Timothy Durham and Robert Levy make up our audit committee. The members of the Audit Committee are independent as that term is defined in Section 121 of the Rules of the American Stock Exchange. Neither of our audit committee members qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-B promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. However, members of our audit committee and members of our Board of Directors each have some of the attributes of an audit committee financial expert, and we believe that the collective experience and education of the members of our Board of Directors, including the members of our audit committee, provide us with the expertise that an audit committee financial expert could provide. Timothy Durham and James P. Jimirro serve as members of the compensation committee.

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

LORRAINE EVANOFF, Interim Chief Financial Officer, rejoined us in September 2007. Ms. Evanoff had been our Vice President of Finance and Chief Accounting Officer from April 2005 until March 2006. From March 2006 until July 2007, Ms. Evanoff was Director of Finance of Element Films, LLC. Prior to joining us in April 2005, Ms. Evanoff was Controller of TAG Entertainment Corp., a public company, a position she held from February 2004 until April 2005. Prior to working at TAG Entertainment, Ms. Evanoff was Controller of ANTs Software Inc., a public company, a developer of high-performance SQL database management systems until February 2004. From 1999 to 2002, Ms. Evanoff also held senior treasury analyst and financial analyst posts with Electronic Arts Inc. and Landor Associates, Inc.

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

PAUL SKJODT has been a director since 2002. He is actively involved in a variety of companies including managing member of Four Leaf & Associates. Four Leaf is a venture fund that provides seed money to a host of technology companies. Mr. Skjodt also is President of Oakfield Development a land development company based in Indianapolis and owner of the Indiana Ice, an ice hockey team in the United States Hockey League. Mr. Skjodt is also involved in numerous philanthropic endeavors in Indiana.

ROBERT LEVY was appointed to our Board of Directors on September 13, 2006. Mr. Levy has written and/or produced motion pictures for over 20 years and is a principal partner in Tapestry Films. His recent production credits include The Wedding Crashers, starring Vince Vaughn, Owen Wilson, Rachel McAdams and Christopher Walken; Underclassman, starring Nick Cannon; Serendipity starring John Cusack and Kate Beckinsale; The Wedding Planner starring Jennifer Lopez and Matthew McConaughey; National Lampoon’s Van Wilder starring Ryan Reynolds; Van Wilder 2: The Rise of Taj, starring Kal Penn; She’s All That starring Freddie Prinze Jr. and Rachael Leigh Cook; and Employee of the Month, starring Dane Cook, Jessica Simpson and Dax Shepard. Mr. Levy has also been the executive producer on the films Swing, Black & White, Payback, The Chain, The Granny, and Dark Tide. He was not only the executive producer, but he also wrote the story for the classic film Smokey and the Bandit, starring Burt Reynolds. Mr. Levy has also directed and produced A Kid in Aladdin’s Court, the sequel to A Kid in King Arthur’s Court, which was produced by Tapestry Films. Mr. Levy graduated from the University of California, Los Angeles and received a producing fellowship from the American Film Institute.

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

JAMES TOLL was appointed to our Board of Directors on September 18, 2006. Mr. Toll has worked in the financial area for 26 years, including CBS Television Network in Los Angeles and Warner/Electra/Atlantic International (WEA International) Records in Burbank as a Senior Financial Analyst for three years. While at WEA, Mr. Toll worked for six months at the Mexico City division as their Director Financiero. Mr. Toll spent three years as head of the accounting department for the non-profit company WQED-West, and was involved with the production of the Emmy award winning seven part series, “The Planet Earth”, and the production of National Geographic Specials. Mr. Toll spent three years as CFO/Treasurer in the Direct Response Industry where he was involved with the hit products “Komputer Tutor” and the “Mighty Pro Grill”, and the mega hit, “Abslide”. Mr. Toll joined Keller Entertainment Group as the CFO in l996 and was responsible for the corporate financial functions of the Company and management of $40 million for the production and distribution of domestic and international television series such as “Tarzan the Epic Adventure”, “Conan the Adventurer”, and “Acapulco Heat”. Mr. Toll initially joined J2 Communications/National Lampoon in 1987 as Chief Financial Officer and continued in that position until 1993. He then re-joined the Company in August of 2001 as Chief Financial Officer and remained in the position until June 16, 2005. Mr. Toll developed all computerized financial systems for J2 Communications, was responsible for the preparation of all budgets, forecasts, and financial statements including all SEC financial reporting. He was head of operations of J2 Communications video distribution, and was involved in all M&A activity, including J2 Communication’s acquisition of National Lampoon. After leaving National Lampoon in 2005, Mr. Toll joined Resources Global Professionals, an international consulting firm that was spun off from Deloitte & Touche one of the big 5 accounting firms. Resources Global Professionals has over 70 offices worldwide and in 2005 earned over $525 million in revenues.

DUNCAN MURRAY was appointed to our Board of Directors on October 19, 2006. From 1998 to his retirement in 2004, Mr. Murray served as Vice President, Business and Legal Affairs, of Santa Monica based Transactional Marketing Partners, Inc. (“TMP”), a direct response television consulting firm. Before joining TMP, from August 1986 through January of 2003, Mr. Murray served as the registrant’s Vice-President of Marketing and, prior to that, worked with The Walt Disney Company for 14 years in a variety of capacities including Vice President-Sales Administration for The Disney Channel and Director of Sales for Walt Disney Telecommunications Company. While at The Walt Disney Company, Mr. Murray was an integral part of the small team that created and launched The Disney Channel. During his tenure as Vice President of Marketing for the registrant, he oversaw shareholder relations, published the final three issues of National Lampoon Magazine, and managed negotiations with Artisan Entertainment for attachment of the registrant’s name to the feature film National Lampoon’s Van Wilder. Mr. Murray currently serves as a Director, Secretary and Treasurer of The Greenburg Family Foundation, a health issues-related philanthropic organization headquartered in Santa Monica and Palm Springs, California.

Our Board of Directors does not have a standing nominating committee or a charter governing the manner in which individuals are nominated to the Board. With the exception of Daniel S. Laikin, our current Chief Executive Officer, James P. Jimirro, our former President and Chief Executive Officer, and James Toll, our former Chief Financial Officer, all of the members of our Board of Directors are “independent”, as that term is defined in Section 121A of the Rules of the American Stock Exchange.

We are a “controlled company” as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of our directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, we are not subject to Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors have been nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the “NLAG Stockholders”) and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction, referred to in this Proxy Statement as the “Reorganization Transaction,” that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for four directors nominated by the NLAG Stockholders. The Voting Agreement will not terminate until the later of the termination of Mr. Jimirro’s employment agreement and the payment of all amounts due to him thereunder (which occurred on January 28, 2005) or the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. The Voting Agreement prevents us from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last completed fiscal year (collectively referred to in this discussion as the “named executive officers”). The officer designation indicates positions held as of July 31, 2007, the end of our last fiscal year. During the 2007 fiscal year, Bruce Long separated from service as President and David Kane separated from service as Chief Financial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Daniel S. Laikin,	2007	250,000		-	-	26,874	-	-	3,000	279,874
Chief Executive Officer and President

Bruce Long,	2007	296,000		-	-	37,072	-	-	-	333,072
former President

David Kane,	2007	45,000	(2)	-	-	17,962	-	-	-	62,962
former Chief Financial Officer

(1)
The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of our common stock of 68.4% to 70.1%; and a term of seven to ten years for the fiscal year ended July 31, 2007;

(2)	Mr. Kane’s annual salary was $90,000. Mr. Kane separated from service after six months of employment. The table above includes only the salary paid to him during his period of employment.

Discussion of Compensation

Our compensation program consists of the following three components:

•	base salary;

•	bonuses; and

•	awards of restricted stock or stock options from our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan.

We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.

In setting the compensation for our officers or members of our Board of Directors, our compensation committee looks primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual. We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.

Bonuses are used to reward exceptional performance, either by the individual or by the company. Bonuses are discretionary. There is no single method of computing bonuses. The Board of Directors or the compensation committee may establish any criteria to determine the amount of a bonus. No bonuses were paid to our executive officers during the 2007 fiscal year.

In 2007 we granted restricted stock or options to purchase our common stock to Dan Laikin, Bruce Long and David Kane. We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our company.

Director Compensation

As compensation to the members of our Board of Directors for the services rendered by them, during the fiscal year ended July 31, 2007 we paid fees of $3,000 to each of our directors and we awarded to each director an option to purchase 25,000 shares of our common stock at an exercise price of $2.00 per share. These options vest over three years and have a term of seven years.

The following table sets forth certain information concerning stock option awards granted to our executive officers. No options were exercised by our executive officers during the last fiscal year

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Daniel S. Laikin	2,000	-	-	6.50	2/22/08	-	-	-	-
Daniel S. Laikin	2,666	-	-	1.75	2/29/09	-	-	-	-
Daniel S. Laikin	200,000	-	-	3.50	5/17/09	-	-	-	-
Daniel S. Laikin	400,000	-	-	1.76	6/16/09	-	-	-	-
Daniel S. Laikin	15,000	-	-	1.60	6/16/14	-	-	-	-
Daniel S. Laikin	100,000	-	-	2.98	1/31/16	-	-	-	-
Daniel S. Laikin	400,000	-	-	3.13	9/17/10	-	-	-	-
Daniel S. Laikin	25,000	-	-	2.19	10/27/15	-	-	-	-
Daniel S. Laikin	-	100,000	-	2.04	1/31/17	-	-	-	-
Bruce Long	-	50,000	-	2.50	5/11/13	-	-	-	-
Bruce Long	-	50,000	-	2.50	11/29/13	-	-	-	-
David Kane	-	100,000	-	2.00	2/27/14	-	-	-	-

The following table sets forth certain information concerning compensation granted to our directors during the 2007 fiscal year. No options were exercised by our directors during the last fiscal year.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel S. Laikin		-	—	-	-	3,000	3,000
Timothy S. Durham	-	-	32,331	-	-	3,000	35,331
Paul Skjodt	-	-	32,331	-	-	3,000	35,331
Robert Levy	-	-	189,303	-	-	-	189,303
James P. Jimirro	-	-	32,331	-	-	3,000	35,331
Duncan Murray	-	-	32,331	-	-	-	32,331
James Toll	-	-	32,331	-	-	3,000	35,331

(1)
The relative fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 68.7% to 72.9%; and a term of seven to ten years for the fiscal year ended July 31, 2007.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2007 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Messrs. Robert Levy, Duncan Murray and James Toll filed their initial statement of beneficial ownership of securities (form 3) late.

Messrs. Paul Skjodt and Timothy Durham each filed one form 4, statement of changes in beneficial ownership of securities, late. Each form reported one transaction.

Mr. Daniel S. Laikin filed two form 4s late. Each form reported one transaction.

Mr. James P. Jimirro reported 303 transactions late.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of November 6, 2007 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

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

The following table is based on a total of 15,685,617 shares of common stock consisting of the following:

•	a total of 8,283,186 shares of common stock outstanding on November 6, 2007;

•	63,607 shares of Series B Convertible Preferred Stock that may be converted into 3,583,491 shares of common stock; and

•	190,947 shares of Series C Convertible Preferred Stock that may be converted into 3,818,940 shares of common stock.

	Common Stock			Series B Convertible Preferred Stock, on an as-converted basis(7)			Series C Convertible Preferred Stock, on an as-converted basis(11)
Name and Position *	Number of Shares		Percentage Ownership of Class	Number of Shares		Percentage Ownership of Class	Number of Shares		Percentage Ownership of Class
Daniel S. Laikin, CEO	4,975,130	(1)	40.43%	1,787,379	(8)	49.88%	1,894,040	(12)	49.60%

James P. Jimirro, Chairman	1,728,750	(2)	17.46%	-		-	-		-

Timothy Durham, Director	1,963,766	(3)	20.36%	994,253	(9)	27.75%	1,206,300	(13)	31.59%

Paul Skjodt, Director	833,762	(4)	9.49%	366,197	(10)	10.22%	-		-

Robert Levy	357,265	(5)	4.16%	-		-	224,600	(14)	5.88%

Officers and Directors as a Group (7 persons)	10,011,352	(6)	61.60%	-		-	-		-

Remaining Holders of Series B Convertible Preferred Stock as a Group	-		-	435,662		12.15%	-		-

Remaining Holders of Series C Convertible Preferred Stock as a Group							494,000		12.94%

* The address for each of the persons named in the table above (with the exception of the holders of the Series B and Series C Convertible Preferred Stock) is 8228 Sunset Boulevard, West Hollywood, California 90046.

(1) This number includes 953,368 shares of common stock owned by Mr. Laikin or by an entity controlled by him, options to purchase 1,294,666 shares of common stock, a warrant to purchase 1,780,076 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 947,020 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(2) This number includes 111,710 shares of common stock owned by Mr. Jimirro or by an entity controlled by him and options to purchase 1,617,040 shares of common stock.

(3) This number includes 600,014 shares of common stock owned by Mr. Durham or by an entity controlled by him, options to purchase 145,000 shares of common stock, a warrant to purchase 615,602 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 603,150 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(4) This number includes 329,868 shares of common stock owned by Mr. Skjodt or by an entity controlled by him, options to purchase 145,000 shares of common stock, and a warrant to purchase 358,894 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock.

(5) This number includes 44,965 shares of common stock owned by Mr. Levy or by an entity controlled by him, options to purchase 200,000 shares of common stock, and a warrant to purchase 112,300 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(6) This number includes 1,935 and 744 shares of common stock owned by Mr. Toll and Mr. Murray, respectively and options to purchase 75,000 shares each of common stock.

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

(12) Mr. Laikin owns 94,702 shares of Series C Convertible Preferred Stock that may be converted into 1,894,040 shares of common stock.

(13) Mr. Durham owns 60,315 shares of Series C Convertible Preferred Stock that may be converted into 1,206,300 shares of common stock.

(14) Mr. Levy owns 11,230 shares of Series C Convertible Preferred Stock that may be converted into 224,600 shares of common stock.

Information on Equity Incentive Plans

Information about our employee equity incentive plan is included in Item 5 of this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of Daniel S. Laikin, our current Chief Executive Officer, James P. Jimirro, our former President and Chief Executive Officer, and James Toll, our former Chief Financial Officer, all of the members of our Board of Directors are “independent”, as that term is defined in Section 121A of the Rules of the American Stock Exchange. We have an audit committee composed of two members of our board of directors, both of whom are independent and a compensation committee composed of three directors, two of whom are independent. We do not have a nominating committee.

During the fiscal year ended July 31, 2007, we borrowed additional funds from Daniel Laikin, Chief Executive Officer, director and a significant stockholder and Timothy Durham, a member of the board of directors and a significant stockholder for working capital which was used for the publication of National Lampoon books. A total of $250,000 was borrowed from Mr. Laikin, Mr. Durham and a third party and $12,327 in interest was accrued. The loans bear interest at the rate of 6% per annum. No principal and no interest was repaid during the year. The largest aggregate amount of principal outstanding of the publishing loans during the year ended July 31, 2007 was $250,000. As of November 6, 2007, the Company owed these individuals $250,000 in principal and $16,108 in interest.

As of July 31, 2007, we owed Daniel Laikin, our Chief Executive Officer, approximately $947,333 in principal and $34,488 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Laikin is payable on demand. During the twelve months ended July 31, 2007, $188,834 of principal and no interest had been paid to Mr. Laikin. The largest aggregate amount of principal outstanding of the loans to Mr. Laikin during the year ended July 31, 2007 was $947,496. As of November 6, 2007, we owed Mr. Laikin $885,031 in principal and $48,754 in interest.

As of July 31, 2007, we owed Timothy Durham, a director, approximately $85,794 in principal and $56 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Durham is payable on demand. During the twelve months ended July 31, 2007, $441,706 of principal and $45,294 of interest had been paid to Mr. Durham. The largest aggregate amount of principal outstanding of the loans to Mr. Durham during the year ended July 31, 2007 was $427,500. As of November 6, 2007, we owed Mr. Durham $388,794 in principal and $2,514 interest.

The loans from Mr. Laikin and Mr. Durham are unsecured.

Red Rock Pictures Holdings, Inc. (“Red Rock”), a publicly traded company and related party, has made various loans to us. The outstanding amount includes loans made to us for film financing as discussed in Note F to our audited financial statements. As of July 31, 2007 we owed Red Rock $3,571,816 in principal and $85,592 in interest. The loans bear interest at the rate of 10% per annum. During the twelve months ended July 31, 2007, $20,112 of principal and $22,193 of interest had been paid to Red Rock. The largest aggregate amount of principal outstanding of the loans to Red Rock during the year ended July 31, 2007 was $3,571,816. As of November 6, 2007, we owed Red Rock $3,643,091 in principal and $175,619 in interest.

During August 2006 a company controlled by Timothy Durham, a director, provided debt financing to the producers of the films National Lampoon’s Jakes Booty Call and National Lampoon’s Pucked in order to finance the prints and advertising costs associated with the theatrical release of these pictures. National Lampoon, Inc. was the theatrical distributor and incurred various prints and advertising costs associated with the distribution of these two films. Mr. Durham’s Company paid the majority of these costs directly to National Lampoon. We have no obligation or plan to repay Mr. Durham or any of his companies for the funds received.

From June 29 to July 31, 2006, the Company borrowed approximately $288,000 from Mr. Laikin to cover some of its working capital requirements. We also owed $943 of accrued interest to Mr. Laikin at July 31, 2006.

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

ITEM 13.   EXHIBITS

Exhibit No.	Title
3.1	Certificate of Incorporation of National Lampoon, Inc. (1)

3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)

3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)

4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)

4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)

4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)

4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)

4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)

4.7	First Amendment to Voting Agreement dated June 7, 2002 *

4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)

4.9	Lock Up Agreement executed by James P. Jimirro dated January 28, 2005 (7)

4.10	Form of Lock Up Agreement executed by Officers and Directors dated January 28, 2005 (7)

4.11	Lock Up Agreement executed by James P. Jimirro dated June 21, 2005 (7)

4.12	Form of Lock Up Agreement executed by Officers and Directors dated June 21, 2005 (7)

10.1	2005 Employment Agreement between National Lampoon, Inc. and Daniel Laikin (7)

10.3	Secured Promissory Note dated January 28, 2005 executed by National Lampoon, Inc. in favor of N. Williams Family Investments, L.P. (7)

10.4	Security Agreement dated January 28, 2005 by and among National Lampoon, Inc., National Lampoon Networks, Inc. and National Lampoon Tours, Inc. and N. Williams Family Investments, L.P. (7)

10.5	Repayment Guaranty dated January 28, 2005 executed by National Lampoon Networks, Inc. and National Lampoon Tours, Inc. in favor of N. Williams Family Investments, L.P. (7)

10.6	Guaranty dated January 28, 2005 executed by Daniel S. Laikin and Timothy Durham in favor of N. Williams Family Investments, L.P. (7)

10.7	Subordination Agreement dated January 28, 2005 executed by National Lampoon, Inc. and National Lampoon Networks, Inc. in favor of N. Williams Family Investments, L.P. (7)

10.8	Termination of Security Agreement dated January 28, 2005 between National Lampoon, Inc. and James P. Jimirro (7)

10.9	Indemnification Agreement dated May 17, 2002 between National Lampoon, Inc. and Daniel S. Laikin

10.10	Agreement between J2 Communications and Harvard Lampoon, Inc. dated October 1, 1998 (7)

10.12	J2 Communications Amended and Restated 1999 Stock Option, Restricted Stock and Deferred Stock Plan (7)

10.14	Indemnification Agreement dated May 17, 2002 between J2 Communications and Daniel S. Laikin (3)

10.15	Indemnification Agreement dated May 17, 2002 between J2 Communications and James P. Jimirro (3)

10.16	Common Stock Warrant for Series B Preferred Stockholders (3)

10.17	Series C Preferred Stock and Warrant Purchase Agreement (5)

10.18	Piggyback Registration Rights Agreement for Series C Preferred Stockholders (5)

10.19	Common Stock Purchase Warrant for Series C Preferred Stockholders (5)

10.20	Agreement dated December 16, 1981 between Warner Bros. Inc. and Studio 21 Productions, Inc. (7)

10.21	Secured Promissory Note dated May 16, 2006 and Amendment dated June 6, 2006 executed by National Lampoon, Inc. in favor of Daniel Laikin, Timothy Durham and Christopher Williams.

10.22	Financing Agreement dated October 31, 2006, by and between Ratko Productions, Inc., a wholly owned subsidiary of National Lampoon, Inc. and Red Rock Productions, Inc.

10.23	Financing Agreement dated October 31, 2006, by and between Bagboy Productions, Inc., a wholly owned subsidiary of National Lampoon, Inc. and Red Rock Productions, Inc.

14	Code of Business Conduct and Ethics (8)

21	Subsidiaries of National Lampoon, Inc. *

23.1	Consent of Weinberg & Company, P.A.*

23.2	Consent of Stonefield Josephson, Inc. *

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

(4) Incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(5) Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2004.

(6) Incorporated by reference from the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on June 15, 2005.

(7) Incorporated by reference from the Registrant’s SB-2 Registration Statement filed with the Securities and Exchange Commission on May 10, 2005.

(8) Incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on November 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2007 and July 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2007	July 31, 2006
(i) Audit Fees	$123,459	$55,786
(ii) Audit Related Fees	$16,489	$67,083
(iii) Tax Fees	$-	$-
(iv) All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of November 2007.

NATIONAL LAMPOON, INC.

By:	/s/ Daniel S. Laikin Daniel S. Laikin Chief Executive Office

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Laikin Daniel S. Laikin	Chief Executive Officer, Director	November 28, 2007

/s/Lorraine Evanoff Lorraine Evanoff	Principal Accounting Officer	November 28, 2007

/s/ James P. Jimirro James P. Jimirro	Chairman of the Board of Directors	November 28, 2007

/s/ Timothy Durham Timothy Durham	Director	November 28, 2007

/s/ Paul Skjodt Paul Skjodt	Director	November 28, 2007

/s/ Robert S. Levy Robert S. Levy	Director	November 28, 2007

/s/ Duncan Murray Duncan Murray	Director	November 28, 2007

/s/ James Toll James Toll	Director	November 28, 2007