Form 10QSB
period 2007-10-31
NATIONAL LAMPOON INC
filed 2007-12-19
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 8,334,664 shares of common stock, $0.0001 par value, issued and outstanding as of December 10, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as "may," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "the Company's future success depends," "seeks to continue," or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

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

and other factors, some of which will be outside of our control. In evaluating forward-looking statements, you should consider the factors identified above as well as those risks outlined in the section of this quarterly report titled "Management's Discussion and Analysis or Plan of Operation". Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake to update any of the forward-looking statements to conform these statements to actual results. You should carefully review the risk factors included in the Company's Annual Report on Form 10-KSB and in other documents it files from time to time with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

As of
ASSETS	October 31, 2007

CURRENT ASSETS
Cash	$24,223
Accounts receivable, net of reserves of $274,929	410,438
Prepaid expenses and other current assets	42,694
Total current assets	477,355

Fixed assets, net of accumulated depreciation of $181,727	36,108
Capitalized production costs, net of $4,355,640 of amortization	5,891,121
Capitalized publishing costs, net of $384,000 of amortization	131,854
Intangible assets, net of accumulated amortization of $4,532,951	1,547,334
Total non-current assets	7,606,417
TOTAL ASSETS	$8,083,772

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,078,345
Accrued expenses	638,301
Notes payable - related party, including interest of $62,471	1,558,807
Production loans - related party, including interest of $180,629	3,867,545
Deferred income	1,335,788
TOTAL CURRENT LIABILITIES	8,478,786

COMMITMENTS AND CONTINGENCIES

Accrued dividends payable in common stock	3,730,434

SHAREHOLDERS' DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 63,607 shares issued and outstanding	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,947 shares issued and outstanding	18
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 8,287,794 shares issued and outstanding	829
Additional paid-in capital	38,296,315
Accumulated deficit	(42,422,616)
TOTAL SHAREHOLDERS' DEFICIT	(4,125,448)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,083,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	October 31,
	2007	2006

REVENUES
Production	$-	$39,000
Licensing	245,542	3,109,795
Advertising & Promotion	449,633	842,730
Publishing	112,451	138,248
Total revenues	807,626	4,129,773

COSTS AND EXPENSES
Costs related to production revenue	12,775	3,000
Costs related to licensing revenue	17,915	61,196
Costs related to publishing revenues	43,434	-
Costs related to advertising and promotion revenues	202,297	715,467
Amortization of capitalized television production costs	-	14,372
Amortization of intangible assets	61,165	61,140
Selling, general and administrative expenses	1,631,465	1,527,358
Total costs and expenses	1,969,051	2,382,533
OPERATING LOSS	(1,161,425)	1,747,240

OTHER INCOME (EXPENSE)
Interest expense	(19,813)	(13,912)
Other income/(expense)	15,906	-
Total other expense	(3,907)	(13,912)

NET LOSS	(1,165,332)	1,733,328
Preferred stock dividends	(297,771)	(320,975)
Net loss attributable to common shareholders	$(1,463,103)	$1,412,353

Net loss per share attributable to common shareholder - basic	$(0.18)	$0.20
Net loss per share attributable to common shareholder - diluted	$(0.18)	$0.09
Weighted average number of common shares - basic	8,232,946	7,151,513
Weighted average number of common shares - diluted	8,232,946	15,230,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	October 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,165,332)	$1,733,328
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,217	2,939
Amortization of intangible assets	61,165	61,140
Fair value of shares issued for services	182,384	364,066
Fair value of vested stock options and warrants	592,572	61,304
Amortization of capitalized production costs	-	8,622
Provision for doubtful accounts		174,625
Increase in accounts receivable	(52,096)	(2,858,476)
Decrease in prepaid expenses and other assets	22,488	38,092
Increase/decrease in publishing costs	(69,675)	38,446
Increase in production costs	(407,613)	(156,575)
Increase in accounts payable	148,739	20,890
Increase/(decrease) in accrued expenses	85,602	(11,791)
Increase in deferred revenues	100,015	-
Decrease in payroll accrual	-	(91,496)
NET CASH USED IN OPERATING ACTIVITIES	(497,534)	(614,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,894)	(7,413)
Purchase of intangible assets	-	(3,652)
Investments in equity securities	-	(800)
NET CASH USED IN INVESTING ACTIVITIES	(2,894)	(11,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on production loans	(51,219)	-
Borrowings of production	190,219	5,034
Payments of notes payable, related party	(43,085)	(54,143)
Proceeds from notes payable, related party	343,030	724,411
NET CASH PROVIDED BY FINANCING ACTIVITIES	438,945	675,302
NET INCREASE/(DECREASE) IN CASH	(61,483)	48,551
CASH AT BEGINNING OF PERIOD	85,706	74,601
CASH AT END OF PERIOD	$24,223	$123,152
Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	$-	$4,100
Interest	$794	$-
Non-cash investing and financing activities:
Stock and options issued for services and debt issuance costs	$-	$425,370
Accrued dividends converted to common stock	$-	$-
Accrued dividends on preferred stock payable in common shares	$297,771	$320,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDING OCTOBER 31, 2007 AND 2006
(UNAUDITED)

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at October 31, 2007 and the results of operations for the three months ended October 31, 2007 and 2006 and cash flow for the three months ended October 31, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2008.

The condensed consolidated financial statements of the Company include the accounts of National Lampoon, Inc., its wholly owned subsidiaries, National Lampoon Networks, Inc. and National Lampoon Tours, Inc. along with its 50% ownership in National Lampoon Clubhouse, Inc., and its 100% ownership in Bagboy, LLC and Ratko, LLC. During the 2007 fiscal year, the Company disposed of its interest in Totally Baked, LLC pursuant to a settlement agreement with Laughter Heals, Inc. The Company has the full and exclusive control of the management and operation of the business of each subsidiary and participates in 100% of the revenues and losses of its subsidiaries. The Company participates in 50% of the revenues and net losses of National Lampoon Clubhouse, Inc. Inter-company balances and transactions have been eliminated in consolidation.

Organization. The Company was formed in California in 1986 and was primarily engaged in the acquisition, production and distribution of videocassette programs for retail sale. During the 1991 fiscal year, the Company acquired all of the outstanding shares of National Lampoon, Inc. (NLI). NLI was incorporated in 1967 and was primarily engaged in publishing National Lampoon Magazine and related activities. Subsequent to the Company's acquisition of NLI, it de-emphasized its videocassette business and publishing operations and began to focus primarily on exploitation of the National Lampoon™ trademark. The Company reincorporated in Delaware under the name National Lampoon, Inc. in November 2002.

On May 17, 2002 a group of investors gained voting control of the Company through the acquisition of its Series B Convertible Preferred Stock and warrants to purchase its common stock (the "Reorganization Transaction"). Since the Reorganization Transaction, the Company's business has expanded to include operations other than licensing. On September 3, 2002, the Company's subsidiary, National Lampoon Networks, Inc., acquired Burly Bear Network, Inc. to gain access to campus television stations. The division has since expanded to the internet and now sells advertising space on a number of National Lampoon websites. The vast majority of our programming is developed for both the college network and the internet. Aside from providing programming to the college stations and the internet, National Lampoon Networks, Inc. provides an integrated marketing approach to retailers who wish to target the college market. The Company has also entered the feature film and home entertainment market, producing original motion pictures. In 2004, the Company began to offer travel services during spring break through its subsidiary, National Lampoon Tours, Inc. The Company has discontinued these services, however, National Lampoon Tours may continue to maintain a significant presence at Spring Break events so that we may offer advertising, distribute promotional material and hold live events for our advertisers and other customers. In 2006 the Company began publishing its own books and has also expanded its licensing activities by licensing its name to other books, content displayed over wireless communications devices and electronic games.

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current quarter net loss of $1,165,332 along with the prior two years net losses of $2,504,170 and $6,859,085 as well as negative working capital of $8,001,431 and accumulated deficit of $42,422,616 at October 31, 2007, raises substantial doubt about its ability to continue as a going concern. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 10, 2007, we had cash on hand of approximately $83,557 and receivables totaling $1,337,690. We also have $1,297,016 in minimum guarantee payments due from domestic and foreign distributors including Comedy Central (U.S), Equinoxe (Canada) and Beta (Germany), of which $897,016 is based on receipt of €620,000 at an exchange rate of $1.4468 on October 31, 2007. We are currently delivering two films for which the minimum guarantee payments are due upon notice of delivery and we expect payments to be received by the second quarter of fiscal 2008.

Our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at October 31, 2007 is $1,541,636 up from $1,241,937 at July 31, 2007. These two individuals have expressed their continued support to provide loans to us to meet any immediate working capital requirements.

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

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments of $1,335,788 that have been received as of October 31, 2007 from buyers or licensees are included in the financial statements as a component of deferred revenue.

Film Costs. Investment in film costs includes the capitalization of costs incurred to produce the film content including direct negative costs, production overhead, interest and development. These costs are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven-year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes estimates that effect reserves for allowance for doubtful accounts, estimated useful life of property and equipment, accrued expenses, fair value of equity instruments, reserves for any commitments or contingencies, debt issue costs, capitalized film costs, calculation of impairment, amortization expense and deferred income taxes.

Concentrations. The Company maintains its cash balances at financial institutions that are federally insured; however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the three months ended October 31, 2007.

During the three months ended October 31, 2007 four customers accounted for $198,500 (25%), $150,000 (19%), $112,451 (14%) and $88,026 (11%) of total revenue. During the three months ended October 31, 2006 one customer accounted for 70% of total revenue.

As of October 31, 2007, the Company had $97,005 (14%), $88,026 (13%) and $69,192 (10%) of gross accounts receivable due from its largest customers.

The Company currently does not rely on a single vendor for a majority of its productions. The Company has different vendors that can be replaced if the need arises. A change in vendors would not cause a significant delay in the production process that would ultimately affect operating results.

Fair Value of Financial Instruments. The carrying amount of the Company’s financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of October 31, 2007 due to their short maturities. The carrying amounts of production loans and notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Intangible Assets. Intangible assets consist primarily of the National Lampoon trademark which is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. Gross intangibles were approximately $6,080,000 with accumulated amortization of approximately $4,532,951 at October 31, 2007, which includes approximately $61,165 of amortization being expensed during the quarter ended October 31, 2007. The estimated aggregate amortization expense for each of the six succeeding fiscal years is $243,000 per year, which primarily represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty-five years.

As of October 31, 2007, the Company has determined and tested for impairment in accordance with SFAS 141, paragraphs 16-21, and concluded that the expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the Internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible.

Recently Adopted Accounting Pronouncements. Effective August 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of October 31, 2007, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry-forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating loss and tax credit carry-forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of October 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Recent Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

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

Net Income or Loss per Share. Diluted earnings per share amounts are calculated using the treasury method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. The basic and diluted loss per share was $(0.18) for the three months ended October 31, 2007 and the basic income per share was $0.20 and the diluted income per share was $0.09 for the three months ended October 31, 2006. Basic and diluted loss per share are the same at October 31, 2007, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,597,337 common shares during the three months ended October 31, 2007 are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,402,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2007, because their inclusion would also be anti-dilutive.

Stock Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”).  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended October 31, 2007 and 2006:

	October 31	October 31
	2007	2006

Dividend yield	—	—
Risk-free interest rate	5.5%	5.5%
Expected volatility	55.6%	72.1%
Expected life of options	7	6 - 10

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film and television costs in various stages of production at October 31, 2007:

October 31, 2007
Development-television	$9,031
Development-theatrical	5,725,007
Completed-theatrical	157,083
Total film and television costs	$5,891,121

The Company expects to amortize within three years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $2,534,000.

NOTE C - FIXED ASSETS

Fixed assets comprise the following as of October 31, 2007:

October 31, 2007
Computer equipment	$173,749
Camera and lighting equipment	39,869
Furniture and office equipment	4,217
217,835
Accumulated depreciation	(181,727)
$36,108

Depreciation expense for the three months ended October 31, 2007 and 2006 was $4,217 and $2,939, respectively.

NOTE D - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at October 31, 2007:

October 31, 2007
(A) Payable to Daniel Laikin	$996,079
(B) Payable to Timothy Durham	473,407
(C) Payable to Christopher Williams	89,321

$1,558,807

(A) As of October 31, 2007, the Company owed Daniel Laikin, the Company's Chief Executive Officer, $947,209 in principal and $48,870 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Laikin is unsecured and payable on demand. During the three months ending October 31, 2007, $43,009 of principal and $75 in interest had been paid to Mr. Laikin.

(B) As of October 31, 2007, the Company owed Timothy Durham, a director, $465,794 in principal and $7,613 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Durham is unsecured and payable on demand. During the three months ending October 31, 2007, no principal and no interest had been paid to Mr. Durham.

(C) As of October 31, 2007, the Company owed Christopher R. Williams, a shareholder, $83,333 in principal and $5,988 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Williams is payable on demand. During the three months ending October 31, 2007, no principal and no interest had been paid to Mr. Williams.

NOTE E - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of October 31, 2007:

October 31, 2007
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$1,737,202

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,058,193

(C) Dan Laikin	72,150

$3,867,545

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture Bag Boy. Red Rock Pictures Holdings, Inc. is a publicly traded company and related party (See Note G). In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made according to an approved production cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of October 31, 2007, advances to the Company totaled $1,737,202, under this financing agreement.

(B)
On October 26, 2007, the Company entered into a financing agreement with Red Rock regarding the financing of the theatrical motion picture Ratko. In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 to fund this film, with payments to be made according to an approved production cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of October 31, 2007, advances to the Company totaled $2,058,193 under this financing agreement.

(C)
Mr. Laikin, the Company's Chief Executive Officer, has made various loans to us for film financing. As of October 31, 2007, he was owed $67,000 in principal and $5,150 in interest for these production loans. The loans bear interest at the rate of 6% per annum.

NOTE F - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the three-month periods ended October 31, 2007 and 2006, the Company accrued $297,771 and $320,975, respectively, of Series B and Series C dividends.

At October 31, 2007, the Company had accrued $3,730,434 representing the total value of the dividends for Series B and Series C convertible preferred stock dividends.

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

NOTE G - INVESTMENT IN RED ROCK

In October 2006, the Company invested $800 in Red Rock Pictures Holdings, Inc., (“Red Rock”) which was then merged into a publicly traded entity. The investment represents 11,769,236 shares or approximately 19.5% of the total outstanding shares of Red Rock. Three members of National Lampoon’s board of directors, Robert Levy, Tim Durham and Daniel Laikin, also own stock in Red Rock. The Company recorded the transaction under the equity method due to the determination it had significant influence, and recognized its proportionate share of the investee’s losses not to exceed the $800 investment. In addition, the Company’s investment had been determined to not be a variable interest entity in accordance with FIN46(R) since Red Rock was not formed for the primary benefit of the Company, and the Company does not have an obligation to absorb the losses, nor receive any return. The fair market value of each share of Red Rock is $0.11 as of October 31, 2007. Included in the accompanying balance sheet as of October 31, 2007 are notes payable to Red Rock of $3,795,395. In September 2006, Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month. In August 2007 Red Rock hired a consultant who is also a shareholder of National Lampoon, to provide marketing services. The consultant hired National Lampoon to provide marketing services for a total of $198,500, which is included in revenue for the three months ended October 31, 2007.

NOTE H - ISSUANCE OF COMMON STOCK

During the three months ended October 31, 2007, 34,833 shares of restricted stock were issued at a market price of $2.52 with a total value of $87,779 to various consultants of the Company for services rendered. In addition, 41,601 shares of registered stock were issued at market prices ranging from $1.65 to $2.55 with a total value of $85,635 to various consultants of the Company for services rendered. Furthermore, 4,171 shares of registered stock were issued at a market price of $2.15, having a total value of $8,969, for fees owed to the Board of Directors.

NOTE I - COMMITMENTS AND CONTINGENCIES

Film Financing Commitments

As of October 31, 2007, the Company had obtained $3,795,395 of funding under finance agreements with Red Rock for its motion picture projects, Bag Boy and Ratko: The Dictator’s Son. The terms of the financing provide for the investor to recoup its contribution plus interest from the first proceeds of these films. After all costs are recouped by the Company, the investor is entitled to 25% of the net profits paid to the Company, but the investor does not have any ownership rights in the film (See Note E).

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

Litigation

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). The Company filed this complaint on July 27, 2006. The action arises from an agreement the Company had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. We have alleged that Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. Both parties are continuing to engage in discovery and prepare for trial which is scheduled for March 2008. On or about December 12, 2007 a request for a 60-day extension to respond to discovery was filed by National Lampoon, Inc. If the parties fail to settle through mediation there is a hearing scheduled for March 2008.

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meruit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The remaining defendants have reached settlements as well.

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”. SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG is scheduled for February 2008.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against National Lampoon, Inc. for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of $290,000. The Company disputes these claims and has filed a demand for arbitration against ACDC as the agreement calls for and intends to vigorously defend this action.

NOTE J - STOCK OPTIONS AND WARRANTS

On January 30, 2002, the Company adopted the Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "1999 Plan"), which was thereafter adopted by the Company's shareholders at its annual meeting on April 25, 2002. The options may be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options must have a fixed price, which may not be less than 100% of the fair market value per share on the grant date. The total number of shares of common stock reserved for awards is 6,500,000.

At October 31, 2007 options outstanding are as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value (1)
Balance at August 1, 2007	5,369,606	$2.55
Granted	620,000	2.15
Exercised	(5,000)	1.60
Cancelled	(125,000)	2.50
Balance at October 31, 2007	5,859,606	$2.53	$2,088,433

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock for the 3,563,606 options outstanding which were in-the-money.

Additional information regarding options outstanding as of October 31, 2007 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	2,051,606	3.79	$1.74	2,051,606	$1.74
$2 to $3	2,086,000	6.62	2.32	1,076,668	2.37
$3 to $4	1,368,000	2.48	3.19	1,339,999	3.2
$4 to $5	152,000	4.23	4.18	118,667	4.18
$5 to $6	-	-	-	-	-
$6 to $7	102,000	3.26	6.41	102,000	6.41
$7 to $8	100,000	2.16	7.38	100,000	7.38
Total	5,859,606	4.47	$2.53	4,788,940	$2.57

At October 31, 2007 warrants outstanding are as follows:

	Number of warrants	Weighted average exercise price	Aggregate intrinsic value (1)
Balance at August 1, 2007	1,286,731	$3.59
Granted	40,000	1.75
Cancelled	(589,000)	4.07
Balance at October 31, 2007	737,731	$3.10	$29,600

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock for the 40,000 warrants outstanding which were in-the-money.

Additional information regarding warrants outstanding as of October 31, 2007 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	40,000	1.89	$1.75	10,000	$1.75
$2 to $3	185,004	7.46	2.58	185,004	2.58
$3 to $4	512,727	2.35	3.40	446,060	3.46
Total	737,731	3.61	$3.10	641,064	$3.18

Stock based compensation expense related to the vesting of stock options and warrants of $592,572 and $61,304 was recognized during the three months ended October 31, 2007 and 2006, respectively. As of October 31, 2007, the unamortized value of these option and warrants awards was $1,138,857, which will be amortized as a stock based compensation cost over the average of approximately three years as the options and warrants vest.

NOTE K - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” results in the use of a management approach in identifying segments of an enterprise. The Company operates in four business segments: (i) licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; (ii) advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; (iii) production of television and DVD products; and (iv) production of motion pictures through National Lampoon Clubhouse, Inc. Segment operating income/(loss) excludes the amortization of intangible assets, interest expense, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the four segments.

Summarized financial information for the three months ended October 31, 2007 and 2006 concerning the Company's segments is as follows:

	Licensing & Publishing	Advertising & Promotion	Production	Clubhouse	Total
Three Months Ended October 31, 2007
Segment revenue	$357,993	$449,633	$-	$-	$807,626
Segment operating (loss)	$(426,529)	$(660,956)	$(12,775)	$-	$(1,100,260)
Depreciation expense	$3,326	$891	$-	$-	$4,217

Three Months Ended October 31, 2006
Segment revenue	$3,248,043	$842,730	$39,000	$-	$4,129,773
Segment operating income (loss)	$1,985,589	$(198,786)	$21,576	$-	$1,808,379
Depreciation expense	$1,363	$1,576	$-	$-	$2,939

NOTE L - SUBSEQUENT EVENTS

On November 8, 2007, 5,000 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of $8,000. In addition 41,870 shares of common stock were issued subsequent to October 31, 2007 at a market price of $101,058 to various consultants of the Company for services rendered.

On November 21, 2007, the Company filed a Form 8-K announcing the Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard from the American Stock Exchange. As of this filing the Company has not received further notice from the American Stock Exchange.

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

Motion Picture Production and Distribution

We produce feature films. We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film Monster Night aka Trick or Treat. Monster Night was released in the fall of 2006. We also own 19% of Red Rock Picture Holdings, Inc. (sometimes referred to in this report as “Red Rock”), a development-stage company formed in August 2006. Red Rock was formed for the purpose of providing financing and consulting services relating to the production and exploitation of motion pictures. We entered into a non-exclusive agreement with Red Rock whereby it provides financing for National Lampoon motion picture productions.

We are now in post production on a feature film currently titled National Lampoon’s Bag Boy which was financed by National Lampoon and Red Rock and is expected to be released during the first half of the fiscal year. We are also in post production on the film National Lampoon’s Ratko: The Dictator’s Son which is expected to be released during the second half of the 2008 fiscal year. We have also acquired distribution rights for third-party films including National Lampoon’s Jake’s Booty Call, National Lampoon’s Homo Erectus and National Lampoon’s Beach Party at the Threshold of Hell for which we earn licensing and distribution fees for television, video and foreign distribution.

During the three months ended October 31, 2007, revenues derived from distribution fees totaled approximately $150,000 or 19% of all the revenues we earned during this period.

Historically, with the exception of the film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Thirty motion pictures have been released using the National Lampoon™ name and approximately seven additional motion pictures are planned for release during the 2008 fiscal year, of which three will be distributed by the Company. Additionally, three of the films will be financed and produced directly by us. We decided to produce and finance motion pictures under the National Lampoon name in order to control both the creative process and the distribution of the film, to build a film library, and to expand our brand awareness.

During the 2006 and 2007 fiscal years, we provided creative services, such as writing, and production services to develop projects for which we received a fee. For the three months ended October 31, 2007, we earned $0 from providing production and creative services.

Licensing

We have derived a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of two films in production as of October 31, 2007 and a film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have historically been produced and financed by third parties. We have licensed the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin increasing the number of our own productions in the future.

For the three months ended October 31, 2007, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled approximately $245,542, or approximately 30% of the revenues we earned during the period. A significant portion of this revenue was realized from distribution licenses of recent National Lampoon films.

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

NLN’s internet properties are comprised of several internet destination sites with the names NationalLampoon.com, DrunkUniversity.com, TOGATV.com, NationalLampoonSplog.com and KnuckleheadVideo.com. These destination sites are also part of the National Lampoon Humor Network, an aggregated network of more than forty of the most popular humor destinations on the internet. We sell advertising space on these sites in the form of video streamed advertisements, full page takeover advertisements and banner advertisements.

We recently announced the launch of the National Lampoon Video Network where we entered into content distribution agreements and launched branded channels with several internet video portals including: AOL, Joost, Veoh, Yahoo!, YouTube and others. These partners will sell advertising space, including video streaming, and we will receive a portion of the revenues earned. We expect to begin earning revenues from these partners in the first half of the 2008 fiscal year.

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

For the three month period ended October 31, 2007, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled approximately $250,025, or approximately 31% of all the revenues we earned during this period.

Publishing

In October 2002, we entered into an agreement with Rugged Land, LLC to publish six National Lampoon books over a three-year period based on new and established National Lampoon comedic content. We have released four books under this agreement, including 1964 High School Reunion Year Book, National Lampoon's Book of Love, National Lampoon's Big Book of True Facts and National Lampoon's Encyclopedia of Humor. During the 2007 fiscal year the Company and Rugged Land agreed to terminate this agreement and no additional books are expected to be released pursuant to it.

During the 2006 fiscal year we began publishing our books. As of October 31, 2007, we have released twelve books including National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog], National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes, National Lampoon’s Not Fit For Print, National Lampoon’s Favorite Cartoons of the 21st Century, National Lampoon’s Van Wilder Guide to Graduating College In Eight Years or More, National Lampoon’s Road Trip, National Lampoon’s Animal House, National Lampoon’s Help!, National Lampoon’s Jokes Jokes Jokes 2, National Lampoon’s Balls! and National Lampoon’s Pimp it Yourself.

For the three months ending October 31, 2007, revenues derived from our publishing activities totaled approximately $112,451, or approximately 14% of all the revenues we earned during these periods.

Radio

In March 2005, NL Radio, LLC was formed. We hold a 25% interest in this entity. In October 2006, NL Radio, LLC launched an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, URLs and websites to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called "pilot programming," to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming. Programming was launched on XM radio during the fiscal year ended July 31, 2007. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies. Revenue will be earned from ad sales, direct response advertising and product promotion arrangements. We receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand.

For the three months ending October 31, 2007, revenues derived from NL Radio totaled approximately $237, or less than 0.1% of all the revenues we earned during these periods.

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

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon™ brand.

•	We plan to create new licensing opportunities in markets outside of publishing, film and television, such as games, records, radio programming and live events.

•	National Lampoon Networks continues to maintain a presence at third-party events and provide field marketing campaigns for various advertisers. However, we no longer produce our own events.

•
We began publishing and distributing books we created to continue capitalizing on the National Lampoon brand. During the 2007 fiscal year we published eight books and during the three months ended October 31, 2007 we published three more books, however, going forward we plan to release only four books per year.

•	During the 2007 fiscal year, NL Radio, LLC launched an entertainment radio format using our brand with a 24 hour/7 day-a-week channel on XM Satellite Radio. We own a 25% interest in NL Radio, LLC.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Results of Operations

We operate in four business segments, namely,

•	licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers;

•	advertising and promotion on our internet websites, field marketing, live events and the distribution of television programming on college campuses;

•	production and distribution of motion pictures, television and DVD products;

•	production of motion pictures through National Lampoon Clubhouse, Inc.

Three months ended October 31, 2007 as compared to the three months ended October 31, 2006

Licensing and Publishing Revenues

Licensing and publishing revenues for the three months ended October 31, 2007 were $357,993 compared to $3,248,043 for the three months ended October 31, 2006, representing a decrease of $2,890,050 or approximately 88%. During the three months ended October 31, 2006, we received a one-time payment of approximately $2.9 million in settlement of a royalty dispute. No such payment occurred during the three months ended October 31, 2007. The decrease in licensing and publishing revenues was also due to a minor reduction in publishing revenues of $25,797.

Costs related to licensing revenues were $17,915 during the three months ended October 31, 2007 compared to $61,196 for the three months ended October 31, 2006. This represents a decrease of $43,281 or approximately 70%. The decrease for the three month period ended October 31, 2007 was primarily due to the payment of fewer commissions than during the quarter ended October 31, 2006 because of a decrease in sales staff and a restructuring of commission payments.

Advertising and Promotion Revenues

During the three months ended October 31, 2007, advertising and promotion revenues were $449,633 compared to $842,730 for the three months ended October 31, 2006. This represents a decrease of $393,097 or 46%. The decrease was the result of a decrease of $399,662 in promotion revenues mainly due to a reduction in the number of field promotion events we produced. Revenues from Internet advertising on our new websites decreased by $191,935 due to a reduction in our New York sales force as well as the reduction in advertising related to field promotions. These reductions were partially offset by marketing revenues of $198,500 earned during the three months ended October 31, 2007 from Red Rock Picture Holdings Inc.

We continue to expand and improve our digital distribution and entertainment capabilities which we expect to result in increased revenue from our network and affiliate network of internet websites. We intend to hire additional sales representatives to increase our internet advertising revenues. Going forward, we expect to focus our resources on increasing revenues generated from our internet websites and from product placement. While we intend to continue providing field promotion services at events held by third parties, we no longer produce field promotion events.

Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with some amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred. Cost of advertising and promotion revenue was $202,297 during the three months ended October 31, 2007 compared to $715,468 for the three months ended October 31, 2006, representing a decrease of $513,170 or 71%. Costs of live events decreased by $370,294 due to a reduced number of live events that we produced. Although we produced fewer live events we continue to provide sponsorship opportunities at live events organized by third parties. Costs associated with our internet operations increased by $139,296. This is due to increased service fees as we improve our internet capabilities and due to an increase in royalties paid to affiliate websites under the Humor Network. Commissions decreased by $24,344 due to a reduction of our New York sales force however this also resulted in lower internet revenues.

Production Revenues

For the three months ended October 31, 2007, there were no production revenues as compared to $39,000 for the three months ended October 31, 2006. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us with a video distribution outlet for our new product. In addition, we are negotiating with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the three months ended October 31, 2007, production revenues from production services to third parties decreased due to the allocation of internal personnel to the production of two feature films.

Costs related to production revenue during the three months ended October 31, 2007 increased $9,775 to $12,775 from $3,000, for the three months ended October 31, 2006. The increase was primarily due to materials related to delivery of TV programming to college networks. Amortization of capitalized television production costs for the three months ended October 31, 2006 was $14,372 compared to none for the three month period ended October 31, 2007. No further write-down of capitalized television production costs was required during the latest quarter.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the "National Lampoon™" trademark, was approximately $61,165 and $61,140 during the three months ended October 31, 2007 and 2006, respectively.

Selling, general and administrative costs increased by $104,107 or 6.8% to $1,631,465 during the three months ended October 31, 2007 from $1,527,358 for the three months ended October 31, 2006. Selling, general and administrative costs for the three months ended October 31, 2007 and 2006 include stock issued for services in the amount of $182,384 and $102,819, respectively, and the vesting of options and warrants issued for services in the amount of $592,572 and $322,545, respectively, which are discussed in the paragraph below. For the three month period ended October 31, 2007, the decrease resulted from decreases in payroll and related payroll taxes due to a reduction in our employee count, marketing and promotion costs, internal technology consultant expenses and investor relations services. This was partially offset by increased rent expenses at our Los Angeles office as we increased our rented office space.

During the three months ended October 31, 2007, expenses totaling $592,572 were incurred from grants of options and warrants issued to employees, advisors and consultants as compared to expenses totaling $322,545 attributable to grants of options and warrants issued during the three months ended October 31, 2006. The increase is primarily due to the implementation of SFAS No. 123R and grants of 320,000 options to members of our board of directors and consultants conveying the right to purchase 320,000 shares of our common stock.

During the three months ended October 31, 2007, expenses totaling $182,384 were incurred from shares of common stock issued for services to advisors and consultants as compared to expenses totaling $102,819 attributable to shares of common stock issued during the three months ended October 31, 2006. The increase is primarily due to shares of common stock issued to new consultants hired for investor relations and internet services.

There was no provision for doubtful accounts for the three months ended October 31, 2007 compared to $34,000 for the three months ended October 31, 2006. The provision for the three months ended October 31, 2006 is primarily attributable to accounts we deemed to be uncollectible.

For the three months ended October 31, 2007, we had a net loss of $1,165,332, as compared to a net income of $1,733,328 for the three months ended October 31, 2006. This represents a decrease in net income of $2,898,660 for the three months ended October 31, 2007. The decrease in net income for the three months ended October 31, 2007 resulted primarily from the significant increase in revenue we received during the three months ended October 31, 2006 which was associated with the settlement of disputed license fees. Aside from the settlement, other license fees increased while decreases occurred in revenues for field marketing and live event advertising and promotion, production and publishing. The decrease in costs and expenses for the three months ended October 31, 2007 was a result of decreases in advertising and promotion costs and selling, general and administrative costs which was partially offset by an increase in the issuance of stock, warrants and options as compensation.

During the three months ended October 31, 2007 and 2006, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and carried forward into the current period. We also accrued dividends for preferred shareholders of $297,771 during the three months ended October 31, 2007 and $320,975 during the same period in 2006. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $1,463,103 or $0.18 per basic and fully diluted share for the three months ended October 31, 2007, compared to net income attributable to common shareholders of $1,412,353 or $0.09 per fully diluted share for the three months ended October 31, 2006.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flows from operations over the past few years. Our principal sources of working capital during the three months ended October 31, 2007 consisted of loans from our officers and directors and production loans from Red Rock Pictures Holdings, Inc.

Net cash used in operating activities was approximately $497,534 for the three months ended October 31, 2007, as compared to approximately $614,886 for the three months ended October 31, 2006. The decrease in cash flow used in operations was primarily attributable to the collection of license fees from a settlement, offset by an increase in production costs and deferred revenues. Cash provided by financing activities was approximately $438,945 for the three months ended October 31, 2007, as compared to approximately $675,302 for the three months ended October 31, 2006. The funds for the current period were obtained from officers and directors and Red Rock Pictures Holdings, Inc. and were partially offset by repayments to each of them.

As of December 10, 2007, we had cash on hand of approximately $83,557. We believe these funds, along with revenues we earn and additional loans from our Chief Executive Officer and one member of our board of directors, will be adequate to fund our ongoing operations and capital requirements for the next twelve months. However, we have no commitment for these loans and our Chief Executive Officer and director are not required to make additional loans to us. If we do not receive these loans and if alternate sources of financing cannot be found, then we may not be able to continue to operate as a going concern.

Historically, our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at October 31, 2007 is approximately $1,630,957. These obligations are payable on demand. We plan to satisfy and pay these obligations from future revenues. In addition, Red Rock Picture Holdings, Inc. has provided the Company with funds for movie production. The aggregate amount of the loans and accrued interest owed to Red Rock at October 31, 2007 is approximately $3,795,395.

Our financial statements for the fiscal year ended July 31, 2007 contained an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Commitments for Capital Expenditures

As of October 31, 2007, our capital expenditures are projected to be $100,000 for the 2008 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

The table below sets forth our contractual obligations as of October 31, 2007.

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Production loan, related party	$3,867,545	$3,867,545	$--	$--	$--
Notes Payable, related party	$1,558,807	$1,558,807	$--	$--	$--

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

Specifically, due in part to the departure of our former Chief Financial Officer and due to our limited accounting staff, we have a material weakness in our financial statement closing process. We have addressed this weakness by initiating a more formal closing process and by hiring an interim Chief Financial Officer and continuing to search for a permanent replacement and we also intend to hire an additional accounting consultant.

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. We alleged that Bahia Mar Hotel failed to support the program and that Bahia Mar Hotel diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. We believe that our damages are in excess of $500,000. On September 22, 2006 Bahia Mar Hotel filed a motion to quash service of summons, which the Court denied on October 25, 2006. Both parties are continuing to engage in discovery and prepare for trial that is scheduled for March 2008. On or about December 12, 2007 a 60-day extension to answer the discovery was filed.

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

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”. SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG is scheduled for February 2008.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against National Lampoon, Inc. for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of $290,000. The Company disputes these claims, has filed for arbitration against ACDC as the agreement calls for and intends to vigorously defend this action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007 we entered into an agreement with Sam Elhag to provide consulting services to us. In exchange for his services, we will issue 10,000 shares of restricted common stock to the consultant during the service period. During the three months ended October 31, 2007 we issued a total of 5,833 shares of restricted common stock having a total value of $14,699.

In September 2007 we entered into an agreement with UPP Group to provide consulting services to us. In exchange for their services, we are to issue 9,000 shares of restricted common stock to the consultant during the service period. During the three months ended October 31, 2007 we issued a total of 9,000 shares of restricted common stock having a total value of $22,680. Additional warrants are to be issued to the consultant upon meeting certain levels of performance.

In September 2007 we entered into an agreement with American Capital Ventures to provide consulting services to us. In exchange for their services, we will issue 60,000 shares of restricted common stock to the consultant during the twelve month service period. The consultant received 20,000 restricted common shares upon execution of the agreement with the balance being issued monthly at the rate of 3,636 shares per month. During the three months ended October 31, 2007 we issued a total of 20,000 shares of restricted common stock having a total value of $50,400. The consultant will also be paid a fee of $3,500 per month over the twelve month service period. In addition, the consultant will be issued warrants to purchase 40,000 shares of restricted common stock over the twelve month service period.

Unless otherwise noted, we relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

In September 2007 we entered into an agreement with American Capital Ventures to provide consulting services to us. In exchange for their services, we will issue 60,000 shares of restricted common stock to the consultant during the twelve-month service period. The consultant received 20,000 restricted common shares upon execution of the agreement with the balance being issued monthly at the rate of 3,636 shares per month. The consultant is not a related party and the compensation was negotiated at arm’s length. During the three months ended October 31, 2007 we issued a total of 20,000 shares of restricted common stock having a total value of $50,400. The consultant will also be paid a fee of $3,500 per month over the twelve-month service period. In addition, the consultant will be issued warrants to purchase 40,000 shares of restricted common stock over the twelve-month service period.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)

3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)

3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)

4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)

4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)

4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)

4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)

4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)

4.7	First Amendment to Voting Agreement dated June 7, 2002

4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)

10.1	Agreement entered into between National Lampoon, Inc. and American Capital Ventures dated September 1, 2007*

31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification by Interim Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*

32	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*Filed herewith.

(1)	Incorporated by reference from the Registrant's Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.

(2)	Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 29, 2005.

(3)	Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.

(4)	Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(5)	Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL LAMPOON, INC.

December 19, 2007	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

December 19, 2007	By:	/s/ Lorraine Evanoff
Lorraine Evanoff, Interim Chief Financial Officer