Form 10QSB
period 2008-01-31
NATIONAL LAMPOON INC
filed 2008-03-17
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2008

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had  8,449,206 shares of common stock, $0.0001 par value, issued and outstanding as of March 3, 2008.

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

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

As of
ASSETS	January 31, 2008

CURRENT ASSETS
Cash	$8,755
Accounts receivable, net of reserves of $248,122	1,413,712
Prepaid expenses and other current assets	98,036
Total current assets	1,520,503

Fixed assets, net of accumulated depreciation of $186,106	34,863
Capitalized production costs, net of $4,355,712 of amortization	6,180,021
Capitalized publishing costs, net of $400,552 of amortization	138,245
Intangible assets, net of accumulated amortization of $4,594,170	1,521,704
Total non-current assets	7,874,833
TOTAL ASSETS	$9,395,336

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,253,303
Accrued expenses	122,488
Notes payable - related party, including interest of $88,315	1,837,107
Production loans - related party, including interest of $271,282	3,977,917
Deferred income	2,820,330
TOTAL CURRENT LIABILITIES	10,011,145

COMMITMENTS AND CONTINGENCIES

Accrued dividends payable in common stock	4,028,205

SHAREHOLDERS' DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 63,607 shares authorized, issued and outstanding	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,947 shares issued and outstanding	18
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 8,429,167 shares issued and outstanding	843
Additional paid-in capital	38,628,693
Accumulated deficit	(43,273,574)
TOTAL SHAREHOLDERS' DEFICIT	(4,644,014)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,395,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007

REVENUES
Production	$-	$5,500	$-	$44,500
Licensing	309,874	311,842	555,416	3,421,637
Advertising & Promotion	156,542	638,092	606,175	1,480,822
Publishing	(78,301)	31,954	34,150	170,202
Distribution	5,058	-	5,058	-
Tours	110,000	-	110,000	-
Total revenues	503,173	987,388	1,310,799	5,117,161

COSTS AND EXPENSES
Costs related to production revenue	6,272	-	19,048	3,000
Costs related to licensing revenue	25,235	96,621	43,150	157,816
Costs related to advertising and promotion revenues	133,315	501,532	335,613	1,217,000
Costs related to publishing revenues	4,610	-	48,044	-
Costs related to distribution	14,500	-	14,500	-
Amortization of capitalized production costs	521	405,897	521	420,269
Amortization of intangible assets	61,219	60,000	122,383	121,140
Selling, general and administrative expenses	1,489,195	1,676,204	3,120,659	3,203,562
Total costs and expenses	1,734,867	2,740,254	3,703,918	5,122,787
OPERATING LOSS	(1,231,694)	(1,752,866)	(2,393,119)	(5,626)

OTHER INCOME (EXPENSE)
Interest income	-	4,501	-	4,501
Interest expense	(25,893)	(14,926)	(45,705)	(28,838)
Write off of stale royalty	396,250	-	396,250	-
Equity in investee loss	-	(800)	-	(800)
Other income	10,378	21,412	26,284	21,412
Total other income/(expense)	380,735	10,187	376,829	(3,725)

NET LOSS	(850,959)	(1,742,679)	(2,016,290)	(9,351)
Preferred stock dividends	(297,771)	(322,040)	(595,542)	(643,015)
Net loss attributable to common shareholders	$(1,148,730)	$(2,064,719)	$(2,611,832)	$(652,366)

Net loss per share attributable to common shareholder - basic and diluted	$(0.14)	$(0.28)	$(0.32)	$(0.09)
Weighted average number of common shares - basic and diluted	8,332,672	7,356,420	8,282,809	7,253,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

	Series	Series	Preferred		Common	Additional
	B	C	Stock	Common	Stock	Paid in	Accumulated
	Shares	Shares	Amount	Stock	Amount	Capital	Deficit	Total
Balance at August 1, 2007	63,607	190,947	$24	8,207,822	$821	$37,819,138	$(41,257,284)	$(3,437,301)
Stock issued for services	-	-	-	196,760	20	435,250	-	435,270
Exercise of options for common stock	-	-	-	5,000	0	8,000	-	8,000
Exercise of warrants for common stock	-	-	-	18,835	2	33,432	-	33,434
Stock issued in exchange for intangible assets	-	-	-	750	0	1,425	-	1,425
Fair value of options & warrants issued to consultants	-	-	-	-	-	660,369	-	660,369
Fair value of vesting of employee stock options	-	-	-	-	-	266,621	-	266,621
Series B Dividend accrual	-	-	-	-	-	(309,310)	-	(309,310)
Series C Dividend accrual	-	-	-	-	-	(286,232)	-	(286,232)
Net Loss for the period	-	-	-	-	-	-	(2,016,290)	(2,016,290)
Balance at January 31, 2008	63,607	190,947	$24	8,429,167	$843	$38,628,693	$(43,273,574)	$(4,644,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	January 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,016,290)	$(9,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,596	6,328
Amortization of intangible assets	122,383	121,140
Fair value of shares issued for services	435,270	901,565
Fair value of vested stock, options and warrants	926,990	-
Amortization of capitalized production costs	-	424,519
Provision for doubtful accounts	-	149,566
Write-off of stale royalty payable	(396,250)	-
Undistributed loss of equity investment	-	800
Changes in assets and liabilities
Increase in accounts receivable	(1,055,370)	(44,426)
(Increase)/decrease in prepaid expenses and other assets	(32,854)	21,041
(Increase)/decrease in publishing costs	(76,066)	53,952
Increase in production costs	(696,513)	(2,331,174)
Increase/(decrease) in accounts payable	323,697	(132,031)
(Decrease)/increase in accrued expenses	(33,961)	62,008
Increase in deferred revenues	1,584,557	243,732
NET CASH USED IN OPERATING ACTIVITIES	(905,811)	(532,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,028)	(10,702)
Purchase of intangible assets	(34,163)	(3,652)
Investments in equity securities	-	(800)
NET CASH USED IN INVESTING ACTIVITIES	(40,191)	(15,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of production loans	(180,178)	-
Borrowings on production loans	429,550	5,034
Payments of notes payable, related party	(137,305)	(623,933)
Proceeds from notes payable, related party	715,550	1,596,096
Proceeds from the exercise of stock options	8,000	131,810
Proceeds from the exercise of warrants	33,434	9,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	869,051	1,118,007

NET (DECREASE)/INCREASE IN CASH	(76,951)	570,522
CASH AT BEGINNING OF PERIOD	85,706	74,601
CASH AT END OF PERIOD	$8,755	$645,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$-	$6,850
Interest	$2,472	$45,294
Non-cash investing and financing activities:
Stock and options issued for services and debt issuance costs	$-	$901,565
Accrued dividends on preferred stock payable in common shares	$595,542	$643,015
Conversion of accrued dividends on Series C Convertible Preferred Stock to common stock	$-	$220,104
Stock issued in exchange for intangible assets	$1,425	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDING JANUARY 31, 2008 AND 2007
(UNAUDITED)

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at January 31, 2008 and the results of operations for the three and six months ended January 31, 2008 and 2007 and cash flows for the six months ended January 31, 2008 and 2007.

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

The Company’s results of operations for the three and six months ended January 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2008.

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

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current net loss of $2,016,290 for the six months ended January 31, 2008 along with the prior two years net losses of $2,504,170 and $6,859,085 as well as negative working capital of $8,490,642 and shareholders’ deficiency of $4,644,014 at January 31, 2008, raises substantial doubt about its ability to continue as a going concern. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of March 3, 2008, we had cash on hand of approximately $(38,658) and receivables totaling $1,667,438. We also had $1,187,092 in minimum guarantee payments due from domestic and foreign distributors including Comedy Central (US), Pueblo Film Distribution (Australia) and Beta Cinema (Germany), of which $920,142 is based on €620,000 due at an exchange rate of $1.4841 on January 31, 2008. We are currently delivering two films for which the minimum guarantee payments are due upon notice of delivery and we expect payments to be received by the third quarter of fiscal 2008.

Our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at January 31, 2008 is $1,819,690 as compared to $1,241,937 at July 31, 2007. These two individuals have expressed their continued support to provide loans to us to meet any immediate working capital requirements.

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

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments of $2,820,330 that have been received as of January 31, 2008 from buyers or licensees are included in the financial statements as a component of deferred revenue.

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

Concentrations.   The Company maintains its cash balances at financial institutions that are federally insured; however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the six months ended January 31, 2008.

During the six months ended January 31, 2008 three customers accounted for $259,117 (20%), $198,500 (15%) and $150,000 (11%) of total revenue. During the six months ended January 31, 2007, one customer accounted for 62% of total revenue.

As of January 31, 2008, the Company had $920,142 (55%) and $250,000 (15%) of gross accounts receivable due from its largest customers.

The Company currently does not rely on a single vendor for a majority of its productions. The Company has different vendors that can be replaced if the need arises. A change in vendors would not cause a significant delay in the production process that would ultimately affect operating results.

Fair Value of Financial Instruments. The carrying amount of the Company’s financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of January 31, 2008 due to their short maturities. The carrying amounts of production loans and notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Intangible Assets. Intangible assets consist primarily of the National Lampoon trademark which is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. Gross intangibles were approximately $6,115,874 with accumulated amortization of approximately $4,594,170 at January 31, 2008, which includes approximately $122,383 of amortization being expensed during the six months ended January 31, 2008. The estimated aggregate amortization expense for each of the six succeeding fiscal years is $243,000 per year, which primarily represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty-five years.

As of January 31, 2008, the Company has determined and tested for impairment in accordance with SFAS 141, paragraphs 16-21, and concluded that the expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible.

Recently Adopted Accounting Pronouncements. Effective August 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2008, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

Net Income or Loss per Share. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares under the treasury stock method, if dilutive, resulting from the exercise of stock options and warrants. Basic and diluted losses per share are the same at January 31, 2008 and 2007, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,465,726 and 8,304,039 common shares during the six months ended January 31, 2008 and 2007, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,402,431 and 7,450,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the six months ended January 31, 2008 and 2007, respectively, because their inclusion would be anti-dilutive.

At January 31, 2008, there are 63,607 Series B Convertible Preferred Shares and 190,947 Series C Convertible Preferred Shares. Upon conversion of the 63,607 Series B Convertible Preferred Shares, 3,583,491common shares would be issuable. Upon conversion of the 190,947 Series C Convertible Preferred Shares, 3,818,940 common shares would be issuable. This would result in a diluted weighted average number of shares of 17,124,996 for the six months ended January 31, 2008.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three and six months ended January 31, 2008 because their inclusion would be anti-dilutive.

Stock Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006 and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn equity instruments is complete.

The Company recognizes compensation cost for equity-based compensation for all new modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended January 31, 2008 and 2007:

	January 31	January 31
	2008	2007

Dividend yield	—	—
Risk-free interest rate	5.5%	5.5%
Expected volatility	49.25%	68.4%
Expected life of options (years)	4 - 10	6

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film and television costs in various stages of production at January 31, 2008:

January 31, 2008
Development-television	$-
Development-theatrical	6,062,470
Completed-theatrical	117,551
Total film and television costs	$6,180,021

The Company expects to amortize within three years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $2,689,241.

NOTE C - FIXED ASSETS

Fixed assets are comprised of the following as of January 31, 2008:

January 31, 2008
Computer equipment	$176,883
Camera and lighting equipment	39,869
Furniture and office equipment	4,217
220,969
Accumulated depreciation	(186,106)
$34,863

Depreciation expense for the six months ended January 31, 2008 and 2007 was $8,596 and $6,328, respectively.

NOTE D - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at January 31, 2008:

January 31, 2008
(A) Payable to Daniel Laikin	$1,146,072
(B) Payable to Timothy Durham	600,454
(C) Payable to Christopher Williams	90,581

$1,837,107

(A) As of January 31, 2008, the Company owed Daniel Laikin, the Company's Chief Executive Officer, $1,080,640 in principal and $65,432 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Laikin is unsecured and payable on demand. During the six months ending January 31, 2008, the Company received additional net advances of $110,640 from Mr. Laikin.

(B) As of January 31, 2008, the Company owed Timothy Durham, a director, $584,819 in principal and $15,635 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Durham is unsecured and payable on demand. During the six months ending January 31, 2008, the Company received advances of $422,025 from Mr. Durham.

(C) As of January 31, 2008, the Company owed Christopher R. Williams, a shareholder, $83,333 in principal and $7,248 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Williams is payable on demand. During the six months ending January 31, 2008, no principal and no interest had been paid to Mr. Williams.

NOTE E - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of January 31, 2008:

January 31, 2008
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$1,784,210

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,120,543

(C) Dan Laikin	73,164

$3,977,917

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture Bag Boy. Red Rock Pictures Holdings, Inc. is a publicly traded company and related party (See Note G). In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made according to an approved production cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of January 31, 2008, advances to the Company totaled $1,784,210, under this financing agreement.

(B)
On October 26, 2007, the Company entered into a financing agreement with Red Rock regarding the financing of the theatrical motion picture Ratko. In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 to fund this film, with payments to be made according to an approved production cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of January 31, 2008, advances to the Company totaled $2,120,543 under this financing agreement.

(C)
Mr. Laikin, the Company's Chief Executive Officer, has made various loans to us for film financing. As of January 31, 2008, he was owed $67,000 in principal and $6,164 in interest for these production loans. The loans bear interest at the rate of 6% per annum.

NOTE F - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the six-month periods ended January 31, 2008, the Company had accrued $595,542 of Series B and Series C dividends.

At January 31, 2008, the Company had accrued $4,028,205 representing the total value of the dividends for Series B and Series C convertible preferred stock dividends.

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

NOTE G - INVESTMENT IN RED ROCK

In October 2006, the Company invested $800 in Red Rock Pictures Holdings, Inc., (“Red Rock”) which was then merged into a publicly traded entity. The investment represents 11,769,236 shares or approximately 18% of the total outstanding shares of Red Rock. Three members of National Lampoon’s board of directors, Robert Levy, Tim Durham and Daniel Laikin, also own stock in Red Rock. The Company recorded the transaction under the equity method due to the determination it had significant influence, and recognized its proportionate share of the investee’s losses not to exceed the $800 investment. In addition, the Company’s investment had been determined to not be a variable interest entity in accordance with FIN46(R) since Red Rock was not formed for the primary benefit of the Company, and the Company does not have an obligation to absorb the losses, nor receive any return. The fair market value of each share of Red Rock is $0.06 as of January 31, 2008. Included in the accompanying balance sheet as of January 31, 2008 are notes payable to Red Rock of $3,904,753. In September 2006, Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month. In August 2007 Red Rock hired a consultant who is also a shareholder of National Lampoon, to provide marketing services. The consultant hired National Lampoon to provide marketing services for a total of $198,500, which is included in revenue for the six months ended January 31, 2008.

NOTE H - ISSUANCE OF COMMON STOCK

During the six months ended January 31, 2008, 56,545 shares of restricted stock were issued at market prices ranging from $1.90 to $2.52 with a total value of $135,111 to various consultants of the Company for services rendered. In addition, 136,044 shares of registered stock were issued at market prices ranging from $1.65 to $2.55 with a total value of $291,189 to various consultants of the Company for services rendered. Furthermore, 4,171 shares of registered stock were issued at a market price of $2.15, having a total value of $8,968, for fees owed to the Board of Directors.

During the six months ended January 31, 2008, 5,000 shares of restricted stock were issued upon the exercise of options at an exercise price of $1.60 resulting in proceeds of $8,000. In addition, 18,835 shares of restricted stock were issued upon the exercise of 18,835 warrants attached to the Series C Convertible Preferred Stock at an exercise price of $1.775 resulting in proceeds of $33,432. Furthermore, 750 restricted shares were issued at a market price of $1.90 with a total value of $1,425 for the purchase of intangible assets.

NOTE I - COMMITMENTS AND CONTINGENCIES

Film Financing Commitments

As of January 31, 2008, the Company had obtained $3,904,753 of funding under finance agreements with Red Rock for its motion picture projects, National Lampoon’s Bag Boy and National Lampoon’s Ratko: The Dictator’s Son. The terms of the financing provide for the investor to recoup its contribution plus interest from the first proceeds of these films. After all costs are recouped by the Company, the investor is entitled to 25% of the net profits paid to the Company, but the investor does not have any ownership rights in the film (See Note E).

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

Litigation

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). The Company filed this complaint on July 27, 2006. The action arises from an agreement the Company had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. We have alleged that Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we have alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. On February 4, 2008, the Company entered into a settlement agreement with Alma Investments. The Company agreed to dismiss the complaint against Alma Investments in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue and applied entirely towards approximately $143,000 in legal fees directly related to the case and the remaining balance was written off by our attorneys.

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for alter ego, breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meruit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The Company’s portion of the payment was made during February 2008. The remaining defendants have reached settlements as well.

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”. SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG is scheduled for April 2008.

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

NOTE J - STOCK OPTIONS AND WARRANTS

On January 30, 2002, the Company adopted the Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "1999 Plan"), which was thereafter approved by the Company's shareholders at its annual meeting on April 25, 2002. The options may be granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options must have a fixed price, which may not be less than 100% of the fair market value per share on the grant date. The total number of shares of common stock reserved for awards is 6,500,000.

At January 31, 2008 options outstanding are as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value (1)
Balance at August 1, 2007	5,369,606	$2.55
Granted	1,063,389	2.16
Exercised	(5,000)	1.60
Forfeited	(660,000)	2.71
Expired	(40,000)	3.65
Balance at January 31, 2008	5,727,995	$2.46	$323,906

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock for the 2,051,606 options outstanding which were in-the-money.

Additional information regarding options outstanding as of January 31, 2008 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	2,201,606	3.98	$1.75	2,101,606	$1.75
$2 to $3	2,119,389	6.38	2.26	1,081,724	2.31
$3 to $4	1,073,000	2.47	3.25	1,053,000	3.25
$4 to $5	132,000	4.60	4.13	98,667	4.12
$5 to $6	-	-	-	-	-
$6 to $7	102,000	3.00	6.41	102,000	6.41
$7 to $8	100,000	1.91	7.38	100,000	7.38
Total	5,727,995	4.55	$2.46	4,536,997	$2.53

At January 31, 2008 warrants outstanding are as follows:

	Number of warrants	Weighted average exercise price	Aggregate intrinsic value (1)
Balance at August 1, 2007	1,286,731	$3.59
Granted	40,000	1.75
Cancelled	(589,000)	4.07
Balance at January 31, 2008	737,731	$3.10	$3,000

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock for the 40,000 warrants outstanding which were in-the-money.

Additional information regarding warrants outstanding as of January 31, 2008 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	40,000	1.64	$1.75	20,000	$1.75
$2 to $3	185,004	7.21	2.58	185,004	2.58
$3 to $4	512,727	2.10	3.40	446,060	3.46
Total	737,731	3.36	$3.10	651,064	$3.15

Stock based compensation expense related to the vesting of stock options and warrants of $926,990 and $722,940 was recognized during the six months ended January 31, 2008 and 2007, respectively. As of January 31, 2008, the unamortized value of these option awards and warrants was $1,236,619, which will be amortized as stock based compensation cost over the average of approximately three years as the options and warrants vest.

NOTE K - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: (i) licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers; (ii) advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; (iii) production of DVD and television products; (iv) travel services; and (v) distribution. Segment operating income/(loss) excludes the amortization of intangible assets, interest expense, interest income, other income and expenses and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments.

Summarized financial information for the three and six months ended January 31, 2008 and 2007 concerning the Company's segments is as follows:

	Licensing & Publishing (1)	Advertising & Promotion (2)	Production (3)	Travel Services (4)	Distribution (5)	Total

Three Months Ended January 31, 2008
Segment revenue	$231,573	$156,543	$-	$110,000	$5,058	$503,174
Segment operating (loss)	$(483,637)	$(440,075)	$(6,794)	$(215,556)	$(24,412)	$(1,170,474)
Depreciation expense	$3,502	$876	$-	$-	$-	$4,379

Three Months Ended January 31, 2007
Segment revenue	$343,796	$638,092	$5,500	$-	$-	$987,388
Segment operating (loss)	$(336,457)	$(946,675)	$(409,734)	$-	$-	$(1,692,866)
Depreciation expense	$1,767	$1,623	$-	$-	$-	$3,390

Six Months Ended January 31, 2008
Segment revenue	$589,566	$606,175	$-	$110,000	$5,058	$1,310,799
Segment operating (loss)	$(910,166)	$(1,101,032)	$(19,569)	$(215,556)	$(24,412)	$(2,270,735)
Depreciation expense	$6,829	$1,767	$-	$-	$-	$8,596

Six Months Ended January 31, 2007
Segment revenue	$3,591,839	$1,480,822	$44,500	$-	$-	$5,117,161
Segment operating income/(loss)	$1,649,131	$(1,145,460)	$(388,158)	$-	$-	$115,513
Depreciation expense	$3,129	$3,199	$-	$-	$-	$6,328

NOTE L - SUBSEQUENT EVENTS

Subsequent to January 31, 2008, we issued 15,039 shares of registered stock at market prices ranging from $1.94 to $2.16 with a total value of $30,492 to various consultants and employees of the Company for services rendered.

On February 26, 2008, the Company issued 5,000 shares of restricted stock at a market price of $2.00 with a total value of $10,000 to purchase assets of a company. The Company has the option to purchase the remaining assets of the acquired company by issuing restricted stock with a total value of $65,000 within 60 days of the effective date of the agreement, which is January 16, 2008.

On February 27, 2008 we received a letter from the American Stock Exchange which indicated that we do not meet certain of the American Stock Exchange’s continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, we are not in compliance with Section 1003(a)(iv) of the Company Guide because we have sustained losses which are substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the American Stock Exchange, as to whether we will be able to continue our operations and/or meet our obligations as they mature.

We have until March 27, 2008 to provide the American Stock Exchange with a specific plan to achieve and sustain compliance with the continued listing standards. Compliance must be achieved no later than August 27, 2008. If we either fail to submit a plan or if we submit a plan and the staff of the American Stock Exchange determines that it does not adequately address these issues, we may be subject to delisting proceedings. Furthermore, if our plan is accepted but we are not in compliance with the continued listing standards at the conclusion of the plan period or if we do not make progress consistent with the plan during the plan period, the staff of the American Stock Exchange will initiate delisting proceedings as appropriate. We may appeal the staff determination to initiate delisting proceedings.

We expect to submit a plan to the American Stock Exchange to regain compliance with the continued listing standards on or before March 27, 2008.

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

Motion Picture Production and Distribution

We produce feature films. Historically, with the exception of the film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have been produced and financed by third parties. Thirty four motion pictures have been released using the National Lampoon(TM) name.

We decided to produce and finance motion pictures under the National Lampoon name in order to control both the creative process and the distribution of the film, to build a film library, and to expand our brand awareness.

We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film Monster Night aka Trick or Treat. Monster Night was released in the fall of 2006. We also own 18% of Red Rock Picture Holdings, Inc. (sometimes referred to in this report as “Red Rock”), a development-stage company formed in August 2006. Red Rock was formed for the purpose of providing financing and consulting services relating to the production and exploitation of motion pictures. We entered into a non-exclusive agreement with Red Rock whereby it provides financing for National Lampoon motion picture productions.

Approximately seven additional motion pictures are planned for release during the 2008 fiscal year, all of which will be distributed by the Company. Additionally, three of the films will be financed and produced directly by us.

We are now delivering on a feature film currently titled National Lampoon’s Bag Boy which was financed by National Lampoon and Red Rock and is expected to be released during the third quarter of the fiscal year. We are in post production on the film National Lampoon’s Ratko: The Dictator’s Son which is expected to be released during the second half of the 2008 fiscal year. We have also acquired distribution rights for third-party films including National Lampoon’s Jake’s Booty Call, National Lampoon’s Homo Erectus, National Lampoon’s Beach Party at the Threshold of Hell and National Lampoon’s One, Two Many for which we earn licensing and distribution fees for television, video and foreign distribution.

During the three and six months ended January 31, 2008, revenues derived from distribution fees totaled approximately $5,058, or less than 1% of all the revenues we earned during this period.

During the 2006 fiscal year we provided creative services, such as writing, and production services to develop projects for which we received a fee. For the three and six months ended January 31, 2008, we earned no revenues from providing production and creative services.

Licensing

We have derived a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. With the exception of two films in production as of January 31, 2008, and a film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have historically been produced and financed by third parties. We have licensed the National Lampoon(TM) brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin increasing the number of our own productions in the future.

For the three and six months ended January 31, 2008, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled approximately $309,874 and $555,416 or approximately 62% and 42% of the revenues we earned during the period. A significant portion of this revenue was realized from distribution licenses of recent National Lampoon films.

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

We recently announced the launch of the National Lampoon Video Network where we entered into content distribution agreements and launched branded channels with several internet video portals including AOL, Joost, Veoh, Yahoo!, YouTube and others. These partners sell advertising space, including video streaming, and we receive a portion of the revenues earned. During the three and six months ended January 31, 2008, we earned $308 and $4,439, or less than 1% of the revenues we earned during the periods from these partners.

NLN’s television activities include delivering programming during the standard academic school year to more than 200 affiliated college and other television stations, reaching nearly two million college students in their dormitories and other places of residence.

Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes comedic internet and television programming to audiences through its network.

For the three and six month periods ended January 31, 2008, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled approximately $155,929 and $405,955 or approximately 31% and 31% of all the revenues we earned during the periods, respectively.

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

During the 2006 fiscal year we began publishing our books. As of January 31, 2008, we have released twelve books including National Lampoon's Saddam Dump[Saddam Hussein's Trial Blog] , National Lampoon's Magazine Rack , National Lampoon's Jokes Jokes Jokes, National Lampoon’s Not Fit For Print, National Lampoon’s Favorite Cartoons of the 21st Century, National Lampoon’s Van Wilder Guide to Graduating College In Eight Years or More, National Lampoon’s Road Trip , National Lampoon’s Animal House, National Lampoon’s Help!, National Lampoon’s Jokes Jokes Jokes 2, National Lampoon’s Balls! and National Lampoon’s Pimp it Yourself .

For the three and six months ending January 31, 2008, revenues derived from our publishing activities totaled approximately ($78,301) and $34,150, or approximately (16%) and 3% of all the revenues we earned during the periods, respectively.

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

For the three and six months ending January 31, 2008, revenues derived from NL Radio totaled approximately $105 and $342, or less than 1% of all the revenues we earned during the periods, respectively.

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

•
We plan to continue to expand National Lampoon Networks by adding new affiliate internet sites as well as acquiring internet sites and driving traffic to these sites. We have over 40 affiliates and have acquired over 10 websites to date. We will concentrate our efforts on measured marketing and sell available advertising and marketing space on our expanding network. We will continue to create, produce and acquire programming for all of our web sites as well as our college television network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.

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

•
We began publishing and distributing books we created to continue capitalizing on the National Lampoon brand. During the 2007 fiscal year we published eight books and during the six months ended January 31, 2008 we published three more books, however, going forward we plan to release only four books per year.

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

Results of Operations

We operate in five business segments, namely,

•	licensing and exploitation of the National Lampoon(TM) trademark and related properties including the sale of products to consumers;

•	advertising and promotion on our internet websites, field marketing, live events and the distribution of television programming on college campuses;

•	travel services

•	production of motion pictures, television and DVD products;

•	distribution of motion pictures, television and DVD products;

Three months ended January 31, 2008 as compared to the three months ended January 31, 2007

Licensing and Publishing Revenues

Licensing and publishing revenues for the three months ended January 31, 2008 were $231,573 compared to $343,796 for the three months ended January 31, 2007, representing a decrease of $112,223 or approximately 32%. The decrease in licensing and publishing revenues was primarily due to an increased number of book returns totaling $111,799 recorded against revenues during the three months ended January 31, 2008, whereas a provision for bad debt in the amount of $122,075 was recorded as an expense during the three months ended January 31, 2007.

Costs related to licensing revenues were $25,235 during the three months ended January 31, 2008 compared to $96,621 for the three months ended January 31, 2007. This represents a decrease of $71,386 or approximately 74%. Costs related to publishing revenues were $4,610 during the three months ended January 31, 2008 compared to $0 during the three months ended January 31, 2007. The decrease in costs related to licensing and publishing also resulted from an overall decrease of $37,297 in commissions paid due to decreased sales staff, offset by an increase in licensing costs of $26,990 for costs incurred for the Capazoo licensing program.

Advertising and Promotion Revenues

During the three months ended January 31, 2008, advertising and promotion revenues were $156,542 compared to $638,092 for the three months ended January 31, 2007. This represents a decrease of $481,550 or 75%. A portion of this decrease resulted from a decrease of $200,000 in presence marketing revenues during live events for Pledge This. The reduction of our New York sales staff also resulted in a decrease in revenues from Network TV advertising spots to $0 for the three months ended January 31, 2008 from $122,957 during the three months ended January 31, 2007, and a decrease of $80,940 in internet advertising, to $155,929 during the three months ended January 31, 2008 from $236,869 during the three months ended January 31, 2007. Due to the reduced number of live events we are producing there was a decrease in revenues from field events to $0 for the three months ended January 31, 2008 from $29,930 during the three months ended January 31, 2007 and a decrease in revenue from sponsored production shoots to $0 for the three months ended January 31, 2008 from $12,518 during the three months ended January 31, 2007.

Costs of advertising and promotion revenue were $133,315 during the three months ended January 31, 2008 compared to $501,532 for the three months ended January 31, 2007, representing a decrease of $368,217 or 73%. The decrease in costs of advertising and promotion resulted primarily from a decrease of $191,241 in costs of live events promoting Pledge This, which were partially reimbursed in the following quarter, as well as a decrease of $26,488 due to the reduced number of live events that we produced. Although we produced fewer live events we continue to provide sponsorship opportunities at live events organized by third parties. The decrease in costs of advertising and promotion also resulted from a decrease in overall costs due to a reduction of our sales staff in New York including a decrease in salaries for web development of $16,877 and a decrease in sales commissions of $74,140. However this reduction also resulted in lower internet revenues. Costs associated with our internet operations decreased by $67,143 to $19,255 during the three months ended January 31, 2008 from $87,399 during the three months ended January 31, 2007 due to reduced internet service fees as we improve our internet capabilities, offset by an increase of $40,210 in royalties paid to affiliate websites under the Humor Network, to $83,140 during the three months ended January 31, 2008 from $42,930 during the three months ended January 31, 2007, due to the continued expansion of the network.

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

Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred.

Travel Services

During the three months ended January 31, 2008, travel services revenues were $110,000 compared to $0 for the three months ended January 31, 2007. This increase resulted from the settlement of a complaint whereby the Company agreed to dismiss the complaint in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement the Company discontinued travel services and no further revenues are expected to be earned.

Production and Distribution Revenues

We no longer offer production services on third-party films. We may receive producer fees on our own productions. We produce our own films for which we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us with a video distribution outlet for our new product. In addition, we are negotiating with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the three and six months ended January 31, 2008, production revenues from production services to third parties decreased due to the allocation of internal personnel to the production of two feature films.

For the three months ended January 31, 2008, there were no production revenues as compared to $5,500 for the three months ended January 31, 2007. The decrease in production revenues resulted from no longer offering production services to third party production companies.

Costs related to production revenue during the three months ended January 31, 2008 increased $6,272 to $6,272 from $0, for the three months ended January 31, 2007. The increase was primarily due to materials related to delivery of TV programming to college networks.

There was no amortization of capitalized film production costs for the three months ended January 31, 2008 compared to $405,897 for the three month period ended January 31, 2007. The decrease in amortization of capitalized film production costs was primarily due to the permanent impairment to our film Monster Night aka Trick or Treat during the three months ended January 31, 2007, whereas amortization for current productions begins upon theatrical and/or home video release. The release of National Lampoon’s Bagboy is scheduled for the third quarter of the 2008 fiscal year and the release of National Lampoon’s Ratko: the Dictator’s Son is scheduled for the second half of the 2008 fiscal year.

Amortization of capitalized television production costs for the three months ended January 31, 2008 was $521 compared to $0 for the three month period ended January 31, 2007.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of acquisition and protection of the "National Lampoon(TM)" trademark, was $59,048 during the three months ended January 31, 2008. Amortization of intangible assets was $60,000 during the three months ended January 31, 2007.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of websites and domain names, was $2,171 during the three months ended January 31, 2008 and $0 during the three months ended January 31, 2007.

Stock issued for services increased $177,136, or 234%, to $252,886 during the three months ended January 31, 2008, from $75,750, for the three months ended January 31, 2007. The increase is primarily due to shares of common stock issued to new consultants hired for investor relations and internet services. Expenses from the vesting of options and warrants issued for services decreased $65,977, or 16% to $334,418 during the three months ended January 31, 2008 from $400,395 for the three months ended January 31, 2007. The decrease was primarily due to a decrease in employee count.

There was no provision for doubtful accounts for the three months ended January 31, 2008 compared to $122,075 for the three months ended January 31, 2007. The provision for the three months ended January 31, 2007 is primarily attributable to accounts we deemed to be uncollectible.

Other selling, general and administrative costs decreased by $176,093, or 16%, to $901,891 during the three months ended January 31, 2008 from $1,077,984 for the three months ended January 31, 2007. The decrease in selling, general and administrative costs resulted from a decrease in payroll and related payroll taxes of $125,311 due to a reduction in our employee count, a decrease of $24,674 in employee health benefits, a decrease in office expense of $13,472, a decrease of $56,095 in amortization and depreciation expense, and a decrease in travel and entertainment of $29,530. The decrease in selling, general and administrative costs was offset by an increase in rent expense of $37,930 and marketing expense of $33,723.

Other income increased by $396,250 during the three months ended January 31, 2008 compared to $0 for the three months ended January 31, 2007. The increase for the three-month period ended January 31, 2008 was primarily due to the write off of the stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years and approximately $396,250 remained on the books as a liability and was written off during the three months ended January 31, 2008.

For the three months ended January 31, 2008, we had a net loss of $850,959, as compared to a net loss of $1,742,679 for the three months ended January 31, 2007. This represents a decrease in net loss of $891,720 for the three months ended January 31, 2008. The decrease in net loss for the three months ended January 31, 2008 resulted from a decrease in costs related to licensing revenue primarily due to a write off of a stale debt. The decrease was also due to decreases in advertising and promotion costs and selling, general and administrative costs. The decrease in costs related to licensing revenue and expenses was partially offset by an increase in the issuance of stock, warrants and options as compensation as well as a decrease in revenues from advertising and promotion due to the reduction of sales staff.

During the three months ended January 31, 2008 and 2007, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and carried forward into the current period. We also accrued dividends for preferred shareholders of $297,771 during the three months ended January 31, 2008 and $322,040 during the same period in 2007. The addition of the accrued dividends resulted in a net loss attributable to common shareholders of $1,148,730 or $0.14 per basic and fully diluted share for the three months ended January 31, 2008, compared to net loss attributable to common shareholders of $2,064,719 or $0.28 per basic and fully diluted share for the three months ended January 31, 2007.

Six months ended January 31, 2008 as compared to the six months ended January 31, 2007

Licensing and Publishing Revenues

Licensing and publishing revenues for the six months ended January 31, 2008 were $589,566 compared to $3,591,839 for the six months ended January 31, 2007, representing a decrease of $3,002,273 or approximately 83%. During the six months ended January 31, 2007, we received a one-time payment of approximately $2.9 million in settlement of a royalty dispute. No such payment occurred during the six months ended January 31, 2008. The decrease in licensing and publishing revenues was also due to an overall reduction in publishing revenues of $138,248 attributable to significant book returns totaling $148,280 that was recorded against publishing revenues during the three months ended January 31, 2008, whereas, a provision for bad debt in the amount of $156,075 was recorded to expenses during the six months ended January 31, 2007. This decrease was offset by an increase of $12,228 in publishing revenues, compared to no book returns recorded during the three months ended January 31, 2008.

Costs related to licensing revenues were $43,150 during the six months ended January 31, 2008 compared to $157,816 for the six months ended January 31, 2007. This represents a decrease of $114,666 or approximately 73%. Costs related to publishing revenues were $48,044 during the six months ended January 31, 2008 compared to $0 during the six months ended January 31, 2007. The decrease in costs related to licensing and publishing also resulted from an overall decrease in publishing costs due to the decrease in the number of books released during the period and a decrease of $28,269 in commissions paid due to decreased sales staff. These decreases were offset by an increase in licensing costs of $26,990 which represents costs incurred for the Capazoo licensing program.

Advertising and Promotion Revenues

During the six months ended January 31, 2008, advertising and promotion revenues were $606,175 compared to $1,480,822 for the six months ended January 31, 2007. This represents a decrease of $874,647 or 59%. The decrease was primarily the result of a decrease of $200,000 in presence marketing revenues for Pledge This! offset by an increase in marketing and promotions revenue from Red Rock of $198,500. The reduction in our New York sales staff also resulted in a decrease in revenues from Network TV advertising spots to $0 for the six months ending January 31, 2008 from $127,699 during the six months ended January 31, 2007 and a decrease of $227,728 in internet advertising to $395,954 during the six months ended January 31, 2008 from $623,682 during the six months ended January 31, 2007. Due to the reduced number of live events we are producing there was a decrease of $180,200 in revenues from field events and presence marketing and a decrease in revenue from sponsored production shoots of $323,018.

Costs of advertising and promotion revenue were $335,613 during the six months ended January 31, 2008 compared to $1,217,000 for the six months ended January 31, 2007, representing a decrease of $881,387 or 72%. The decrease in costs of advertising and promotion resulted primarily from a decrease of $192,032 in costs of live events to promote Pledge This!, which costs were partially reimbursed in the following quarter, as well as a decrease of $394,103 due to a reduction in the number of live events that we produced. Although we produced fewer live events we continue to provide sponsorship opportunities at live events organized by third parties. The decrease in costs of advertising and promotion also resulted from a decrease in overall costs due to a reduction in the size of the New York office including a decrease of $32,844 in salaries for web development, to $46,686 for the six months ended January 31, 2008 from $79,530 during the six months ended January 31, 2007, and a decrease in sales commission of $147,574, to $116,486 for the six months ended January 31, 2008 from $264,060 during the six months ended January 31, 2007. However this also resulted in lower internet revenues. Costs associated with our internet operations decreased by $29,229 to $96,659 during the six months ended January 31, 2008 from $125,888 during the six months ended January 31, 2007 due to reduced internet service fees as we improve our internet capabilities. This reduction was offset by an increase of $101,498 in royalties paid to affiliate websites under the Humor Network due to the continued expansion of the network.

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

Costs related to advertising revenues include bandwidth usage fees, website development costs, and content conversion costs along with amortization of capitalized television production costs. We incur costs related to promotion revenues based on direct costs of live events and promotion of third-party feature films, which are expensed as they are incurred.

Travel Services

During the six months ended January 31, 2008, travel services revenues were $110,000 compared to $0 for the six months ended January 31, 2007. This increase resulted from the settlement of a complaint whereby the Company agreed to dismiss the complaint in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement the Company discontinued travel services and no further revenues are expected to be earned.

Production and Distribution Revenues

We no longer offer production services on third-party films. We may receive producer fees on our own productions. We produce our own films for which we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us with a video distribution outlet for our new product. In addition, we are negotiating with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the three and six months ended January 31, 2008, production revenues from production services to third parties decreased due to the allocation of internal personnel to the production of two feature films.

For the six months ended January 31, 2008, there were no production revenues as compared to $44,500 for the six months ended January 31, 2007. The decrease in production revenues resulted from no longer offering production services to third party production companies.

Costs related to production revenue during the six months ended January 31, 2008 increased $16,048 to $19,048 from $3,000, or 534% for the six months ended January 31, 2007. The increase was primarily due to materials related to delivery of TV programming to college networks.

There was no amortization of capitalized film production costs for the six months ended January 31, 2008 compared to $405,897 for the six month period ended January 31, 2007. The decrease in amortization of capitalized film production costs was primarily due to the permanent impairment to our film Monster Night aka Trick or Treat during the six months ended January 31, 2007 whereas amortization for current productions begins upon theatrical and/or home video release. The release of National Lampoon’s Bagboy is scheduled for the third quarter of the 2008 fiscal year and the release of National Lampoon’s Ratko: the Dictator’s Son is scheduled for the second half of the 2008 fiscal year.

Amortization of capitalized television production costs for the six months ended January 31, 2008 was $521 compared to $14,372 for the six month period ended January 31, 2007. No further write-down of capitalized television production costs was required during the quarter ended January 31, 2008.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of protection of the "National Lampoon(TM)" trademark, was $120,212 during the six months ended January 31, 2008. Amortization of intangible assets was $121,140 during the six months ended January 31, 2007.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of websites and domain names, was $2,171 during the six months ended January 31, 2008 and $0 during the six months ended January 31, 2007.

Stock issued for services increased by $256,701, or 144%, to $435,270 during the six months ended January 31, 2008, from $178,569, for the six months ended January 31, 2007. The increase is primarily due to shares of common stock issued to new consultants hired for investor relations and internet services. Expenses from the vesting of options and warrants issued for services increased $204,050, or 28% to $926,990 during the three months ended January 31, 2008 from $722,940 for the six months ended January 31, 2007. The increase is primarily due to the implementation of SFAS No. 123R and grants of 320,000 options to members of our board of directors and consultants conveying the right to purchase 320,000 shares of our common stock.

There was no provision for doubtful accounts for the six months ended January 31, 2008 compared to $156,075 for the six months ended January 31, 2007. The provision for the six months ended January 31, 2007 is primarily attributable to accounts we deemed to be uncollectible.

Other selling, general and administrative costs decreased by $387,579, or 18%, to $1,758,399 during the six months ended January 31, 2008 from $2,145,978 for the six months ended January 31, 2007. The decrease in selling, general and administrative costs resulted from a decrease in payroll and related payroll taxes of $149,785 due to a reduction in our employee count, a decrease of $31,745 in employee health benefits, a decrease in fees to financial consultants and accountants of $120,933, a decrease of $139,479 in amortization and depreciation expense, a decrease in office expense of $43,481 and a decrease in travel and entertainment of $44,621. The decrease in selling, general and administrative costs was offset by an increase in marketing expense of $44,878, an increase in rent expense of $53,914, an increase in interest expense of $22,363 and an increase in international sales and distribution expenses of $48,469.

Other income increased by $396,250 during the six months ended January 31, 2008 compared to $0 for the six months ended January 31, 2007. The increase for the six-month period ended January 31, 2008 was primarily due to the write off of the stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years. Approximately $396,250 remained on the books as a liability and was written off during the three months ended January 31, 2008.

For the six months ended January 31, 2008, we had a net loss of $2,016,290, as compared to a net loss of $9,351 for the six months ended January 31, 2007. This represents an increase in net loss of $2,006,939 for the six months ended January 31, 2008. The increase in net loss for the six months ended January 31, 2008 resulted primarily from the significant increase in revenue we received during the three months ended January 31, 2007 which was associated with the settlement of disputed license fees. Aside from the settlement, other license fees increased while decreases occurred in revenues for field marketing and live event advertising and promotion, production and publishing. The decrease in costs and expenses for the six months ended January 31, 2008 was a result of decreases in costs related to advertising and promotion revenue and selling, general and administrative costs which was partially offset by an increase in the issuance of stock, warrants and options as compensation.

During the six months ended January 31, 2008 and 2007, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and carried forward into the current period. We also accrued dividends for preferred shareholders of $595,542 during the six months ended January 31, 2008 and $643,015 during the same period in 2007. The addition of the accrued dividends resulted in a net loss attributable to common shareholders of $2,611,832 or $0.32 per basic and fully diluted share for the six months ended January 31, 2008, compared to net loss attributable to common shareholders of $652,366 or $0.09 per basic and fully diluted share for the six months ended January 31, 2007.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flows from operations over the past few years. Our principal sources of working capital during the six months ended January 31, 2008 consisted of revenues, loans from our officers and directors and production loans from Red Rock Pictures Holdings, Inc.

Net cash used in operating activities was $905,811 for the six months ended January 31, 2008, as compared to $532,331 for the six months ended January 31, 2007. The increase in cash flow used in operations was primarily attributable to an increase in accounts receivable, offset by a decrease in production costs and an increase in deferred revenue. Cash provided by financing activities was $869,051 for the six months ended January 31, 2008, as compared to $1,118,007 for the six months ended January 31, 2007. The funds for the current period were obtained from officers and directors and Red Rock Pictures Holdings, Inc. and were partially offset by repayments to each of them.

As of March 3, 2008, we had negative cash on hand of approximately $38,658. We believe revenues we earn as well as collections of $1,187,092 in minimum guarantee payments currently due from domestic and foreign distributors including Comedy Central (US), Pueblo Film Distribution (Australia) and Beta Cinema (Germany), and additional loans from our Chief Executive Officer and one member of our board of directors will be adequate to fund our ongoing operations and capital requirements for the next twelve months. However, we have no commitment for these loans and our Chief Executive Officer and director are not required to make additional loans to us. If we do not receive these loans and if alternate sources of financing cannot be found, then we may not be able to continue to operate as a going concern.

Historically, our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at January 31, 2008 is approximately $1,910,271. These obligations are payable on demand. We plan to satisfy and pay these obligations from future revenues. In addition, Red Rock Picture Holdings, Inc. has provided the Company with funds for movie production. The aggregate amount of the loans and accrued interest owed to Red Rock at January 31, 2008 is approximately $3,904,753.

Our financial statements for the fiscal year ended July 31, 2007 contained an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Commitments for Capital Expenditures

As of January 31, 2008, our capital expenditures are projected to be $100,000 for the 2008 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

The table below sets forth our contractual obligations as of January 31, 2008.

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Production loan, related party	$3,977,917	$3,977,917	$--	$--	$--
Notes Payable, related party	$1,837,107	$1,837,107	$--	$--	$--

Recent Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

Item 3 - Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on the evaluation, the interim Chief Financial Officer and the Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. We alleged that Bahia Mar Hotel failed to support the program and that Bahia Mar Hotel diverted some of the business to our competitors. On February 4, 2008, the Company entered into a settlement agreement with Alma Investments. The Company agreed to dismiss the complaint against Alma Investments in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue and applied entirely towards approximately $143,000 in legal fees directly related to the case and the remaining balance was written off by our attorneys.

Cinergy Creative, Inc. and Leslie Allen v. National Lampoon Clubhouse, Inc., National Lampoon, Inc., Majestic Entertainment, Inc. and Lorenzo Doumani (Los Angeles Superior Court Case No. SC091496). This complaint was filed on October 20, 2006. The plaintiffs allege causes of action for breach of written contract, breach of oral contract, breach of the implied covenant of good faith and fair dealing, quantum meruit, fraud and deceit based on promises made without intention to perform, intentional misrepresentation, slander per se, libel per se, breach of confidence, declaratory relief, conversion, untrue or misleading advertising, unfair competition and negligence. Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The Company’s portion of the payment was made during February 2008. The remaining defendants have reached settlements as well.

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of “Monster House” aka “Trick or Treat”. SAG alleges that certain actors were not paid in full and are owed approximately $30,000 more in compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. An arbitration with SAG was originally scheduled for February 2008 but has been rescheduled for April 25, 2008.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against National Lampoon, Inc. for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred which are estimated to be approximately $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of $290,000. The Company disputes these claims, has filed for arbitration against ACDC as the agreement calls for and intends to vigorously defend this action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2008, 5,000 shares of restricted stock were issued upon the exercise of options at an exercise price of $1.60 resulting in proceeds of $8,000. In addition, 18,835 shares of restricted stock were issued upon the exercise of 18,835 warrants attached to the Series C Convertible Preferred Stock at an exercise price of $1.775 resulting in proceeds of $33,432. Furthermore, 750 restricted shares were issued at a market price of $1.90 with a total value of $1,425 for the purchase of intangible assets.

In March 2007 we entered into an agreement with Sam Elhag to provide consulting services to us. In exchange for his services, we will issue 10,000 shares of restricted common stock to the consultant during the service period. During the three months ended January 31, 2008 we issued a total of 3,332 shares of restricted common stock to Mr. Elhag having a total value of $6,331.

In September 2007 we entered into an agreement with American Capital Ventures to provide consulting services to us. In exchange for their services, we will issue 60,000 shares of restricted common stock to the consultant during the twelve month service period. The consultant received 20,000 restricted common shares upon execution of the agreement with the balance being issued monthly at the rate of 3,636 shares per month. During the three months ended January 31, 2008 we issued a total of 18,180 shares of restricted common stock having a total value of $40,541. The consultant will also be paid a fee of $3,500 per month over the twelve month service period. In addition, the consultant will be issued warrants to purchase 40,000 shares of restricted common stock over the twelve month service period.

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

NATIONAL LAMPOON, INC.

March 14, 2008	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

March 14, 2008	By:	/s/ Lorraine Evanoff
Lorraine Evanoff, Interim Chief Financial Officer