Form 10QSB
period 2008-03-31
NATIONAL LAMPOON INC
filed 2008-06-17
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2008

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes ⌧ No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ⌧

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had
8,654,724 shares of common stock, $0.0001 par value, issued and outstanding as of June 6, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes □ No ⌧

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995 as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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

and other factors, some of which will be outside of our control. In evaluating forward-looking statements, you should consider the factors identified above as well as those risks discussed in the section of this quarterly report titled "Management's Discussion and Analysis or
Plan of Operation". Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake to update any of the forward-looking statements to conform these statements to actual results. You should carefully review the risk factors included in the
Company's Annual Report on Form 10-KSB and in other documents it files from time to time with the Securities and Exchange
Commission.

2

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
As of
ASSETS	April 30, 2008

CURRENT ASSETS
Cash	$ 14,931
Accounts receivable, net of reserves of $283,577	1,561,174
Tax credit receivable	223,459
Prepaid expenses and other current assets	85,397
Total current assets	1,884,961

Fixed assets, net of accumulated depreciation of $188,568	34,218
Capitalized production costs, net of $5,570,433 of amortization	5,368,448
Capitalized publishing costs, net of $493,727 of amortization	98,942
Intangible assets, net of accumulated amortization of $4,655,808	1,594,684
Fair value of available-for-sale securities	882,692
Total non-current assets	7,978,984
TOTAL ASSETS	$ 9,863,945

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 1,357,849
Accrued expenses	299,352
Notes payable secured by tax credit receivable	223,459
Notes payable - related party, including interest of $117,218	1,909,160
Production loans - related party, including interest of $361,113	3,867,235
Deferred income	1,695,309
TOTAL CURRENT LIABILITIES	9,352,364

COMMITMENTS AND CONTINGENCIES
Accrued dividends payable in common stock	4,261,949

SHAREHOLDERS' DEFICIT
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 61,832 shares issued and outstanding	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,947 shares issued and outstanding	18
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 8,607,012 shares issued and outstanding	861
Additional paid-in capital	38,541,885
Accumulated other comprehensive income	882,692
Accumulated deficit	(43,175,830)
TOTAL SHAREHOLDERS' DEFICIT	(3,750,368)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 9,863,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

REVENUES
Production	$ 265,828	$ -	$ 265,828	$ 44,500
Licensing	1,717,552	329,736	2,272,968	3,751,373
Advertising & Promotion	553,019	319,389	1,159,195	1,800,211
Publishing	(55,241)	164,792	(21,091)	334,994
Distribution	154,772	-	159,831	-
Tours	-	-	110,000	-
Total revenues	2,635,930	813,917	3,946,731	5,931,078

COSTS AND EXPENSES
Costs related to production revenue	21,900	1,056	40,948	4,056
Costs related to licensing revenue	41,243	14,360	84,394	172,176
Costs related to advertising and promotion revenues	68,893	572,329	404,506	1,789,329
Costs related to publishing revenues	76,080	-	124,125	-
Costs related to distribution	92,311	-	106,811	-
Amortization of capitalized production costs	1,208,416	42,313	1,208,937	462,582
Amortization of intangible assets	61,637	60,197	184,021	181,337
Selling, general and administrative expenses	938,022	1,280,785	4,058,679	4,484,348
Total costs and expenses	2,508,502	1,971,040	6,212,421	7,093,828
OPERATING INCOME (LOSS)	127,428	(1,157,123)	(2,265,690)	(1,162,750)

OTHER INCOME (EXPENSE)
Interest income	-	1,045	-	5,546
Interest expense	(29,039)	(9,752)	(74,745)	(38,590)
Write off of royalty payable	-	-	396,250	-
Equity in investee loss	-	-	-	(800)
Other income	(645)	4,515	25,639	25,927
Total other income (expense)	(29,684)	(4,192)	347,144	(7,917)

NET INCOME (LOSS)	97,744	(1,161,315)	(1,918,546)	(1,170,667)
Preferred stock dividends	(292,356)	(289,817)	(887,898)	(932,832)
Net loss attributable to common shareholders	$ (194,612)	$ 1,451,132)	$ 2,806,444)	$ (2,103,499)

Net loss per share attributable to common shareholder - basic and diluted	$ (0.02)	$ (0.18)	$ (0.34)	$ (0.29)
Weighted average number of common shares - basic and diluted	8,465,847	8,093,585	8,342,931	7,253,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

							Accumulated
			Preferred		Common	Additional	Other
	Series B	Series C	Stock	Common	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Amount	Stock	Amount	Capital	Income	Deficit	Total
Balance at August 1, 2007	63,607	190,947	$ 24	8,207,189	$ 821	$37,819,138	$ -	$(41,257,284)	$ (3,437,301)

Stock issued for services	-	-	-	237,676	24	515,144	-	-	515,168
Exercise of options for common stock	-	-	-	5,000	-	8,000	-	-	8,000
Exercise of warrants for common stock	-	-	-	18,835	2	33,432	-	-	33,434
Stock issued in exchange for intangible assets	-	-	-	5,750	1	11,424	-	-	11,425
Conversion of Series B shares into common stock	(1,775)	-	-	99,999	10	(10)	-	-	-
Conversion accrued dividends on Series B shares into common stock	-	-	-	32,563	3	58,609	-	-	58,612
Fair value of options and warrants issued to consultants	-	-	-	-	-	580,993	-	-	580,993
Fair value of vesting of employee stock options	-	-	-	-	-	403,053	-	-	403,053
Series B dividend accrual	-	-	-	-	-	(460,016)	-	-	(460,016)
Series C dividend accrual	-	-	-	-	-	(427,882)	-	-	(427,882)
Increase fair value of available-for-sale securities	-	-	-	-	-	-	882,692	-	882,692
Net loss for the period	-	-	-	-	-	-	-	(1,918,546)	(1,918,546)
Balance at April 30, 2008	61,832	190,947	$ 24	8,607,012	$ 861	$ 38,541,885	$ 882,692	$ (43,175,830)	$ (3,750,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDING APRIL 30, 2008 AND 2007
(UNAUDITED)

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the
Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at April
30, 2008 and the results of operations for the three and nine months ended April 30, 2008 and 2007 and cash flows for the nine months ended April 30, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and
Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007, as filed with the Securities and Exchange Commission.

The Company's results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2008.

The condensed consolidated financial statements of the Company include the accounts of National Lampoon, Inc., its wholly owned subsidiaries, National Lampoon Networks, Inc. and National Lampoon Tours, Inc. along with its 50% ownership in National Lampoon
Clubhouse, Inc., and its 100% ownership in Bagboy Productions, Inc, Ratko Productions, Inc. and 301 Productions, Inc. During the 2007
fiscal year, the Company disposed of its interest in Totally Baked, LLC pursuant to a settlement agreement with Laughter Heals, Inc. The
Company has the full and exclusive control of the management and operation of the business of each subsidiary and participates in 100% of the revenues and losses of its subsidiaries. The Company participates in 50% of the revenues and net losses of National Lampoon
Clubhouse, Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

On May 17, 2002 a group of investors gained voting control of the Company through the acquisition of its Series B Convertible Preferred
Stock and warrants to purchase its common stock (the "Reorganization Transaction"). Since the Reorganization Transaction, the
Company's business has expanded to include operations other than licensing. On September 3, 2002, the Company's subsidiary, National
Lampoon Networks, Inc., acquired Burly Bear Network, Inc. to gain access to campus television stations. The division has since expanded to the Internet and now sells advertising space on a number of National Lampoon websites. A majority of our programming is developed for both the college network and the Internet. Aside from providing programming to the college stations and the Internet, National
Lampoon Networks, Inc. provides an integrated marketing approach to retailers who wish to target the college market. The Company has also entered the feature film and home entertainment market, producing original motion pictures. In 2004, the Company began to offer travel services during spring break through its subsidiary, National Lampoon Tours, Inc. The Company has discontinued these services, however, National Lampoon Tours may continue to maintain a significant presence at Spring Break events so that we may offer advertising, distribute promotional material and hold live events for our advertisers and other customers. In 2006 the Company began publishing its own books and has also expanded its licensing activities by licensing its name to other books, content displayed over wireless communications devices and electronic games.

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current net loss of $1,918,546 for the nine months ended April 30, 2008 along with the prior two years net losses of $2,504,170 and $6,859,085 as well as negative working capital of $7,467,403 and shareholders' deficiency of $3,750,368 at
April 30, 2008, raise substantial doubt about its ability to continue as a going concern. We are currently devoting efforts to achieving profitable operations and generating or raising additional capital. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of June 6, 2008, we had cash on hand of approximately $67,152 and receivables totaling
$1,811,257. We also had $1,036,732 in minimum guarantee and home video payments due from domestic and foreign distributors including $250,000 from Comedy Partners (US), $85,000 from LCT Entertainment (Russia), $63,405 from Pueblo Film Distribution
(Australia), $58,000 from Front Row (Middle East), and $580,327 from Beta Cinema (Germany) which is based on €375,410 due at an exchange rate of $1.54585 on June 6, 2008. We are currently delivering seven films for which the minimum guarantee and home video payments are due upon notice of delivery and we expect payments to be received by the fourth quarter of fiscal 2008. Additionally we have completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon's Vacation, National
Lampoon's European Vacation and National Lampoon's Christmas Vacation. We have submitted the audit reports to Warner Bros and will begin negotiations immediately. Based on the audit reports we expect a favorable outcome from the negotiations.

Our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our
Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and
Mr. Durham at April 30, 2008 is $1,891,497 as compared to $1,241,937 at July 31, 2007. These two individuals have expressed their continued support to provide loans to us to meet any immediate working capital requirements.

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

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants
Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments of $1,695,309 that have been received as of April 30, 2008 from buyers or licensees are included in the financial statements as a component of deferred revenue.

Film Costs.   Investment in film costs includes the capitalization of costs incurred to produce the film content including direct negative costs, production overhead, interest and development. These costs are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources to be earned over a seven-year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film's fair value.

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

Concentrations.   The Company maintains its cash balances at financial institutions that are federally insured; however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be
exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company's policy
is to maintain cash balances with high quality financial institutions. The Company had   cash balances in excess of the $100,000 guarantee
during the nine months ended April 30, 2008.

During the three months ended April 30, 2008 three customers accounted for $750,000 (28%), $485,411 (18%) and $418,911 (16%) of
total revenue. During the three months ended April 30, 2007, three customers accounted for $169,532 (21%), $90,000 (11%) and $83,576
(10%) of total revenue.

During the nine months ended April 30, 2008 three customers accounted for $750,000 (19%), $617,411 (16%) and $485,411 (12%) of total revenue. During the nine months ended April 30, 2007, one customer accounted for 54% of total revenue.

As of April 30, 2008, the Company had $557,146 (32%) and $334,610 (19%) of gross accounts receivable due from its largest customers.

The Company currently does not rely on a single vendor for a majority of its productions. The Company has different vendors that can be replaced if the need arises. A change in vendors would not cause a significant delay in the production process that would ultimately affect operating results.

Fair Value of Financial Instruments. The carrying amount of the Company's financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of April 30, 2008 due to their short maturities. The carrying amounts of production loans and notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value
Measurements." This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff
Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company's consolidated financial position or results of operations.

Comprehensive Income (Loss). SFAS No. 130, "Reporting Comprehensive Income", established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities adjustments to be reported as a separate component (comprehensive income/loss) of shareholders' equity. The components of comprehensive income (loss) are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Net Income (Loss)	$ 97,744	$ (1,161,315)	$(1,918,546)	$(1,170,667)
Fair value adjustment on available-for-sale securities	882,692	-	882,692	-
Comprehensive Income (Loss)	$ 980,436	$ (1,161,315)	$(1,035,854)	$(1,170,667)

Investments. The Company accounts for its investments in equity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as available for sale securities, and such securities are carried at fair value. The fair values for marketable equity securities are based on quoted market prices. Unrealized gains or losses, net of tax, are included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other income (loss).

Intangible Assets. Intangible assets consist primarily of the National Lampoon trademark which is being amortized on a straight-line basis over twenty-five years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets should be revised or the remaining balance of intangible assets may not be recoverable. Factors that would indicate the occurrence of such events or circumstances include current period operating or cash flow losses, a projection or forecast of future operating or cash flow losses, or the inability of the Company to identify and pursue trademark licensing opportunities on terms favorable to the Company. Gross intangibles were approximately $6,250,492 with accumulated amortization of approximately
$4,655,808 at April 30, 2008, which includes approximately $184,021 of amortization being expensed during the nine months ended April
30, 2008. The estimated aggregate amortization expense for each of the six succeeding fiscal years is $245,000 per year, which primarily represents the original acquired intangible relating to the National Lampoon trademark, amortized over twenty-five years.

As of April 30, 2008, the Company has determined and tested for impairment in accordance with SFAS 141, paragraphs 16-21, and concluded that the expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset.
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

Recently Adopted Accounting Pronouncements. Effective August 1, 2007, the Company adopted FASB Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48").
FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of April 30,
2008, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

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

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2008, the
Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Recent Accounting Pronouncements. In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations" (FAS
141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of
ARB No. 51". SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS
No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after
December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of
FASB Statement No. 133" (SFAS 161). This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS
161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company's condensed consolidated results of operations, financial position, or cash flows.
Net Income or Loss per Share. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares under the treasury stock method, if dilutive, resulting from the exercise of stock options and warrants. Basic and diluted losses per share are the same at April 30, 2008 and 2007, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,358,722 and 8,430,035 common shares during the nine months ended April 30,
2008 and 2007, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive.
7,302,431 and 7,430,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the nine months ended April 30, 2008 and 2007, respectively, because their inclusion would be anti-dilutive.

At April 30, 2008, there are 61,832 Series B Convertible Preferred Shares and 190,947 Series C Convertible Preferred Shares outstanding.
Upon conversion of the 61,832 Series B Convertible Preferred Shares, 3,483,491 common shares would be issuable. Upon conversion of the 190,947 Series C Convertible Preferred Shares, 3,818,940 common shares would be issuable. This would result in a diluted weighted average number of shares of 16,917,809 for the nine months ended April 30, 2008.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three and nine months ended April 30, 2008 because their inclusion would be anti-
dilutive.

Stock Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for goods and services. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R
effective January 1, 2006 and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in
Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity
Instruments Granted to Other Than Employees" whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn equity instruments is complete.

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

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-
average assumptions for the nine months ended April 30, 2008 and 2007:

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film and television costs in various stages of production at April 30, 2008:

April 30, 2008
In development	$2,505,610
Completed	2,862,838
Total film costs	$5,368,448

The Company expects to amortize within three years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that was amortized during the three and nine months ended April 30, 2008 was
$1,208,416 and $1,208,937, respectively, and during the three and nine months ended April 30, 2007, was $42,313 and $462,582, respectively. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $1,280,614.

NOTE C - FIXED ASSETS

Fixed assets are comprised of the following as of April 30, 2008:

April 30, 2008
Computer equipment	$178,700
Camera and lighting equipment	39,869
Furniture and office equipment	4,217
222,786
Accumulated depreciation	(188,568)
$34,218

Depreciation expense for the nine months ended April 30, 2008 and 2007 was $13,164 and $9,491, respectively.

NOTE D - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at April 30, 2008:

April 30, 2008
(A) Payable to Daniel Laikin	$951,107
(B) Payable to Timothy Durham	866,239
(C) Payable to Christopher Williams	91,814

$1,909,160

(A) As of April 30, 2008, the Company owed Daniel Laikin, the Company's Chief Executive Officer, $868,789 in principal and $82,318 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Laikin is unsecured and payable on demand. During the nine months ending April 30, 2008, the Company made net payments of $101,211 to Mr. Laikin.

(B) As of April 30, 2008, the Company owed Timothy Durham, a director, $839,819 in principal and $26,420 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Durham is unsecured and payable on demand. During the nine months ending
April 30, 2008, the Company received advances of $677,025 from Mr. Durham.

(C) As of April 30, 2008, the Company owed Christopher R. Williams, a shareholder, $83,333 in principal and $8,481 in interest. The loans bear interest at the rate of 6% per annum. The obligation to Mr. Williams is payable on demand. During the nine months ending April 30,
2008, no principal and no interest had been paid to Mr. Williams.

NOTE E - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of April 30, 2008:

April 30, 2008
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$1,694,446

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,098,637

(C) Dan Laikin	74,152

$3,867,235

(A)

On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture Bag Boy. Red Rock Pictures Holdings, Inc., Red Rock's parent, is a publicly traded company and related party (See Note G). In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made according to an approved production cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% per annum accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of April 30, 2008, advances to the Company totaled $1,518,139, and interest accrued totaled $176,307 under this financing agreement.

(B)

On October 26, 2007, the Company entered into a financing agreement with Red Rock regarding the financing of the theatrical motion picture Ratko. In accordance with the agreement, Red Rock agreed to loan the Company up to $2,000,000 to fund this film, with payments to be made according to an approved production cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% per annum accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As of April 30, 2008, advances to the Company totaled $1,922,028 and interest accrued totaled $176,609 under this financing agreement.

(C)

Mr. Laikin, the Company's Chief Executive Officer, has made various loans to us for film financing. As of April 30, 2008, he was owed $67,000 in principal and $7,152 in interest for these production loans. The loans bear interest at the rate of 6% per annum.

NOTE F - ACCRUED SERIES B AND C DIVIDENDS

Dividends accrue on the Company's Series B and Series C Convertible Preferred Stock. The Company accrued dividends on a daily basis and will continue to do so until the date at which the Series B or Series C Convertible Preferred Stock is converted, until a liquidation event occurs, or, in the case of the Series C Convertible Preferred Stock, until the redemption date (although the redemption date is not defined and there is no right of redemption as to the Series C Convertible Preferred Stock). Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually). Dividends that accrue on the Company's Series B and Series C Convertible Preferred Stock must be paid with our common stock. During the nine-month periods ended April 30, 2008, the Company had accrued $887,898 of Series B and Series C dividends.

At April 30, 2008, the Company had accrued $4,261,949 representing the total value of the dividends accrued on the Series B and Series C
Convertible Preferred Stock.

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

NOTE G - INVESTMENT IN RED ROCK

In October 2006, the Company invested $800 in Red Rock Pictures Holdings, Inc., ("Red Rock") which was then merged into a publicly traded entity. The investment at the time represented 11,769,236 shares or approximately 18% of the then total outstanding shares of Red
Rock. Three members of National Lampoon's board of directors, Robert Levy, Timothy Durham and Daniel Laikin, also own stock in Red
Rock. The Company recorded the transaction under the equity method due to the determination that it had significant influence, and recognized its proportionate share of the investee's losses not to exceed the $800 investment. In addition, the Company's investment had been determined to not be a variable interest entity in accordance with FIN46(R) since Red Rock was not formed for the primary benefit of the Company, and the Company does not have an obligation to absorb the losses, nor receive any return.

On or about June 12, 2008, Red Rock announced the Entry into a Material Definitive Agreement for a Stock for Stock Exchange, a
Completion of Acquisition and a Departure of Directors or Certain Officers; Election of Directors; Appointment for Certain Officers; and
Compensatory Arrangements of Certain Officers. Pursuant to these agreements, Red Rock has undergone significant changes to management and control. Consequently, the Company's ownership decreased from 18% to 13% and the Company changed the recording of the investment in Red Rock from the equity method to the fair value method as defined in FAS 115. The Company determined that its investment in Red Rock shares should be treated as an investment in securities available for sale. The market value of each share of Red
Rock as of April 30, 2008 was quoted at $0.075 and the fair value of the security was recorded as an adjustment to comprehensive income in the amount of $882,692 during the three months ended April 30, 2008.

Included in the accompanying balance sheet for the period ended April 30, 2008 are notes payable to Red Rock of $3,793,083. In
September 2006, Red Rock entered into a sub lease agreement with National Lampoon, Inc. for office space at $2,000 per month. In
August 2007 the Company entered into an agreement with Red Rock whereby Red Rock agreed to pay the Company for distribution and prints and advertising (P&A) services for certain titles released by the Company at up to $500,000 per title. According to the terms of the agreement, Red Rock will be reimbursed by the film, plus a 20% premium, for the funding from the release of the titles. Also, in most cases, Red Rock negotiates additional profit participation with the producers of each film. Pursuant to this agreement, the Company has invoiced Red Rock a total of $617,411 for distribution and P&A services for two titles, which is included in revenue for the nine months ended April 30, 2008. The Company is expected to invoice Red Rock for marketing services for two additional titles during the fourth quarter of the fiscal year 2008.

NOTE H - ISSUANCE OF COMMON STOCK

During the nine months ended April 30, 2008, 61,016 shares of restricted stock were issued at market prices ranging from $1.90 to $2.52 with a total value of $144,590 to various consultants of the Company for services rendered. In addition, 171,856 shares of registered stock were issued at market prices ranging from $1.52 to $2.55 with a total value of $361,609 to various consultants and employees of the
Company for services rendered. Furthermore, 4,171 shares of registered stock were issued at a market price of $2.15, having a total value of $8,969, for fees owed to the Board of Directors.

During the nine months ended April 30, 2008, 5,000 shares of restricted stock were issued upon the exercise of options at an exercise price of $1.60 resulting in proceeds of $8,000. In addition, 18,835 shares of restricted stock were issued upon the exercise of 18,835 warrants attached to the Series C Convertible Preferred Stock at an exercise price of $1.775 resulting in proceeds of $33,434. Furthermore, 99,999 shares of restricted stock were issued upon the conversion of 1,775 Series B Convertible Preferred Stock and 32,563 shares of restricted stock were issued upon the conversion of the related accrued dividends of $58,612 at a market price of $1.80.

During the nine months ended April 30, 2008, 750 restricted shares were issued at a market price of $1.90 with a total value of $1,425, and
5,000 restricted shares were issued at a market price of $2.00 with a total value of $10,000 for the purchase of intangible assets.

NOTE I - COMMITMENTS AND CONTINGENCIES

Film Financing Commitments

As of April 30, 2008, the Company had obtained $3,793,083 of funding under finance agreements with Red Rock for its motion picture projects, National Lampoon's Bag Boy and National Lampoon's Ratko: the Dictator's Son. The terms of the financing provide for the investor to recoup its contribution plus interest from the first proceeds of these films. After all costs are recouped by the Company, the investor is entitled to 25% of the net profits paid to the Company, but the investor does not have any ownership rights in the film (See Note
E).

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

Litigation

On or about April 10, 2008, Raleigh Studios, through its attorneys, filed a Complaint styled, RP Holdings, Inc. v. National Lampoon
Clubhouse, Inc. et al, CA No SCO97777, in the Superior Court of Los Angeles County, California, alleging that National Lampoon breached a contract known as the Raleigh Studios License Agreement ("Master Agreement"), as well as certain additional claims at common law and by statute ("Law Suit"). On the 4th day of June, 2008, a Settlement Agreement and Release ("Agreement") was entered into between RP Holdings, Inc. dba Raleigh Studios, ("Raleigh"), and National Lampoon Clubhouse, Inc. and National Lampoon, Inc.,
(collectively "National Lampoon"). The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of
$15,000 to be made in four installments starting from the date of full execution of the settlement agreement. The Company's first installment of the payment was made June 6, 2008.

On or about March 11, 2008, Brightcove, Inc., through its attorneys, filed a Complaint styled, Brightcove Inc. v. National Lampoon, Inc.,
CA No MICV2008-1006 TRIAL COURT CIVIL ACTION 08-1006, in the Superior Court of Middlesex County, Massachusetts, alleging that National Lampoon breached a contract between Brightcove and National Lampoon, as well as certain intentional tort claims at common law and by statute (the "Lawsuit"). On the 23rd day of May, 2008, a Settlement Agreement and Release ("Agreement") between
Brightcove Inc. ("Brightcove") and National Lampoon, Inc. ("National Lampoon") was entered into. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $84,122 to be made in six installments starting from the date of full execution of the settlement agreement. The Company's first installment of the payment was made on May 23, 2008.

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). The Company
filed this complaint on July 27, 2006. The action arose from an agreement the Company had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. We alleged that Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to our competitors. In our complaint, we alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. On February 4, 2008, the
Company entered into a settlement agreement with Alma Investments. The Company agreed to dismiss the complaint against Alma
Investments in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as Tours revenue and applied entirely towards approximately $143,000 in legal fees directly related to the case and the remaining balance was written off by our attorneys.

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
Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the
Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The
Company's portion of the payment was made during February 2008. The remaining defendants have reached settlements as well.

Screen Actor's Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor's Guild ("SAG") filed claims against
National Lampoon Clubhouse, Inc. ("Clubhouse") for unpaid wages and pension, health and welfare benefits incurred for the filming of
"Monster House" aka "Trick or Treat". SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. Due to recent changes within SAG the arbitration with SAG is being rescheduled to take place on a date to be determined some time during the fourth quarter of fiscal 2008 or first quarter of fiscal 2009.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation
("ACDC") filed claims against National Lampoon, Inc. for costs incurred on the release of "National Lampoon's Pucked". ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of $290,000. The Company disputes these claims and has filed a demand for arbitration against ACDC as the agreement calls for and intends to vigorously defend this action.

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

At April 30, 2008 options outstanding are as follows:

	Number of	Weighted average exercise	Aggregate intrinsic
	options	price	value (1)
Balance at August 1, 2007	5,369,606	$2.55
Granted	1,063,389	2.16
Exercised	(5,000)	1.60
Forfeited	(710,000)	2.73
Expired	(67,000)	3.68
Balance at April 30, 2008	5,650,995	$2.45	$323,906

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company's stock for the 2,051,606 options outstanding, which were in-the-money.

Additional information regarding options outstanding as of April 30, 2008 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	2,201,606	3.73	$1.75	2,101,606	$1.75
$2 to $3	2,119,389	6.14	2.26	1,218,391	2.29
$3 to $4	998,000	2.36	3.26	978,000	3.26
$4 to $5	132,000	4.36	4.13	98,667	4.12
$5 to $6	-	-	-	-	-
$6 to $7	100,000	2.82	6.41	100,000	6.41
$7 to $8	100,000	1.66	7.38	100,000	7.38
Total	5,650,995	4.35	$2.45	4,596,664	$2.49

At April 30, 2008 warrants outstanding are as follows:

	Number of warrants	Weighted average exercise price	Aggregate intrinsic value (1)
Balance at August 1, 2007	1,286,731	$3.59
Granted	40,000	1.75
Cancelled	(619,004)	4.00
Balance at April 30, 2008	707,727	$3.13	$6,000

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company's stock for the 40,000 warrants outstanding which were in-the-money.

Additional information regarding warrants outstanding as of April 30, 2008 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	40,000	1.39	$1.75	30,000	$1.75
$2 to $3	155,000	8.32	2.59	155,000	2.59
$3 to $4	512,727	1.85	3.40	446,060	3.46
Total	707,727	3.24	$3.13	631,060	$3.16

Stock based compensation expense related to the vesting of stock options and warrants of $984,046 and $444,759 was recognized during the nine months ended April 30, 2008 and 2007, respectively. As of April 30, 2008, the unamortized value of these option awards and warrants was $955,422, which will be amortized as stock based compensation cost over the average of approximately three years as the options and warrants vest.

NOTE K - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" results in the use of a management approach in identifying segments of an enterprise. The Company operates in five business segments: (i) licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; (ii) advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; (iii) production of
DVD and television products; (iv) travel services; and (v) distribution. Segment operating income/(loss) excludes the amortization of intangible assets, interest expense, interest income, other income and expenses and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments.

Summarized financial information for the three and nine months ended April 30, 2008 and 2007 concerning the Company's segments is as follows:

	Licensing & Publishing (1)	Advertising & Promotion (2)	Production (3)	Travel Services (4)	Distribution (5)	Total

Three Months Ended April 30, 2008
Segment revenue	$1,662,311	$553,019	$265,828	$-	$154,772	$2,635,930
Segment operating (loss)	$953,437	$287,329	$(1,059,085)	$-	$7,384	$189,065
Depreciation expense	$3,227	$1,341	$-	$-	$-	$4,568

Three Months Ended April 30, 2007
Segment revenue	$494,528	$319,389	$-	$-	$-	$813,917
Segment operating (loss)	$(298,025)	$(755,532)	$(43,369)	$-	$-	$(1,096,926)
Depreciation expense	$1,923	$1,240	$-	$-	$-	$3,163

Nine months Ended April 30, 2008
Segment revenue	$2,251,877	$1,159,195	$265,828	$110,000	$159,831	$3,946,731
Segment operating (loss)	$43,271	$(813,703)	$(1,078,654)	$(215,556)	$(17,028)	$(2,081,670)
Depreciation expense	$10,056	$3,108	$-	$-	$-	$13,164

Nine months Ended April 30, 2007
Segment revenue	$4,086,367	$1,800,211	$44,500	$-	$-	$5,931,078
Segment operating income/(loss)	$1,351,106	$(1,900,992)	$(431,527)	$-	$-	$(981,413)
Depreciation expense	$5,052	$4,439	$-	$-	$-	$9,491

NOTE L - INCOME TAXES

As of April 30, 2008, the Company has unused net operating loss (NOL) carry forwards totaling $32,097,000 which expire at various dates from 2008 to 2028. These NOL's and other timing differences comprise the Company's deferred tax assets. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability.

The tax effects of significant temporary differences representing deferred tax assets are as follows:

April 30, 2008
Deferred tax assets:
Accrued Royalties	$21,000
Accrued Interest	191,000
Accrued Expenses	54,000
Net Operating losses	12,839,000

Total Deferred Tax Asset	13,105,000
Valuation Allowance	(13,105,000)
Net deferred tax asset

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Statutory Federal Income Tax Rate	36.0%	(36.0%)	(36.0%)	(36.0%)
Increase (Decrease) in Valuation Analysis	(36.0%	36.0%	36.0%	36.0%

Effective Tax Rate	0.0%	0.0%	0.0%	0.0%

NOTE M - SUBSEQUENT EVENTS

Subsequent to April 30, 2008, we issued 53,539 shares of registered stock at market prices ranging from $1.84 to $2.00 with a total value of
$100,801 to various consultants of the Company for services rendered.

In addition, 14,000 shares of restricted stock were issued upon the conversion of 700 Series C Convertible Preferred Stock and 4,673 shares of restricted stock were issued upon the payment of the related accrued dividends of $7,945 at a market price of $1.70.

On February 27, 2008 we received a letter from the American Stock Exchange which indicated that we do not meet certain of the American
Stock Exchange's continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, we are not in compliance with Section 1003(a)(iv) of the Company Guide because we have sustained losses which are substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the
American Stock Exchange, as to whether we will be able to continue our operations and/or meet our obligations as they mature.

We had until March 27, 2008 to provide the American Stock Exchange with a specific plan to achieve and sustain compliance with the continued listing standards. Compliance must be achieved no later than August 27, 2008. If we failed to submit a plan or if we submitted a plan and the staff of the American Stock Exchange determined that it did not adequately address these issues, we would have been subject to delisting proceedings. Furthermore, if our plan is accepted but we are not in compliance with the continued listing standards at the conclusion of the plan period or if we do not make progress consistent with the plan during the plan period, the staff of the American Stock
Exchange will initiate delisting proceedings as appropriate. We may appeal the staff determination to initiate delisting proceedings.

We submitted a plan to the American Stock Exchange to regain compliance with the continued listing standards on March 27, 2008. On
May 16, 2008 we were notified by the American Stock Exchange that our plan was accepted.

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

Motion Picture Production and Distribution

We produce feature films. Historically, motion pictures that carry our brand had been produced and financed by third parties. Thirty four motion pictures have been released using the National Lampoon™ name.

We decided to produce and finance motion pictures under the National Lampoon name in order to control both the creative process and the distribution of the film, to build a film library, and to expand our brand awareness.

Approximately seven motion pictures are planned for release during the 2008 fiscal year, all of which will be distributed by the Company.
Additionally, two of the films were financed and produced directly by us. We expect to produce two to four additional titles per year.

We are now delivering on a feature film currently titled National Lampoon's Bag Boy which was financed by National Lampoon and Red
Rock and was released during the third quarter of the fiscal year. We are in post production on the film National Lampoon's Ratko: the
Dictator's Son which is expected to be released during the fourth quarter of the 2008 fiscal year or the first quarter of the 2009 fiscal year.

We have also acquired distribution rights for five films produced by unrelated third parties including National Lampoon's Jake's Booty
Call, National Lampoon's Homo Erectus, National Lampoon Presents Beach Party at the Threshold of Hell, National Lampoon Presents
Electric Apricot and National Lampoon Presents One, Two Many. We earn distribution revenues for all revenue generated from these films, including home video sales and rental, foreign sales, television, and digital distribution. All of the titles are expected to be released during the 2008 fiscal year.

We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film Monster Night aka Trick or Treat.
Monster Night was released in the fall of 2006. We also own 13% of Red Rock Picture Holdings, Inc. (sometimes referred to in this report as "Red Rock"), a development-stage company formed in August 2006. Red Rock was formed for the purpose of providing financing and consulting services relating to the production and exploitation of motion pictures. We entered into a non-exclusive agreement with Red
Rock whereby it provides financing for National Lampoon motion picture productions.

During the three and nine months ended April 30, 2008, revenues derived from distribution fees totaled approximately $154,772 and
$159,831, or 6% and 4%, of all the revenues we earned during these periods respectively.

We no longer offer production services on third-party films. We may receive producer fees on our own productions. For the three and nine months ended April 30, 2008, production revenues from production services were $265,828 for the production of a live show and the subsequent production and delivery of a video of the show to a distributor.

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

With the exception of two films that we produced, and a film produced by National Lampoon Clubhouse, Inc., motion pictures that carry our brand have historically been produced and financed by third parties. We have licensed the National Lampoon™ brand, as well as content from our library, for use in a wide variety of products including movies, television programming, live events, radio broadcasts, recordings, electronic games, and other consumer products. We anticipate granting fewer new licenses as we begin increasing the number of our own productions in the future.

We have also acquired distribution rights for five third-party films including National Lampoon's Jake's Booty Call, National Lampoon's
Homo Erectus, National Lampoon Presents Beach Party at the Threshold of Hell, National Lampoon Presents Electric Apricot and
National Lampoon Presents One, Two Many. We earn licensing fees for television, video and foreign distribution. All of the titles were released during the fiscal year 2008.

For the three and nine months ended April 30, 2008, revenues derived from our licensing and royalties (exclusive of revenues derived from our publishing activities) totaled approximately $1,717,552 and $2,272,968 or approximately 65% and 58% of the revenues we earned during the periods, respectively. A significant portion of this revenue was realized from foreign and television distribution licenses of recent National Lampoon films.

Additionally, we have completed an audit of the records of Warner Bros. Entertainment, Inc. relating to its exploitation of the films
National Lampoon's Vacation, National Lampoon's European Vacation and National Lampoon's Christmas Vacation. We have submitted the audit reports to Warner Bros. and will begin negotiations immediately. Based on the audit reports we expect a favorable outcome from the negotiations.

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

NLN's Internet properties are comprised of several Internet destination sites. These include NationalLampoon.com, DrunkUniversity.com,
TOGATV.com, NationalLampoonSplog.com and KnuckleheadVideo.com. We have acquired other websites and we continue making such acquisitions on a regular basis. We have focused substantial resources toward launching these websites, and we plan to continue doing so on an ongoing basis.  These destination sites are also part of National Lampoon's online networks, which include the National Lampoon
Humor Network and the Drunk University Network.  These are aggregated online networks of more than fifty of the most popular humor and college lifestyle destination sites on the Internet.

We actively sell advertising space on these sites and networks in the form of video streamed advertisements, full-page takeover advertisements, and banner advertisements.  We also are actively engaged in creating "branded entertainment" as well as custom promotional content production and distribution.

We recently announced the launch of the National Lampoon Video Network where we entered into content distribution agreements and launched branded channels with several Internet video portals including Joost, Veoh, Yahoo!, YouTube and others. These partners sell advertising space, including video streaming, and we receive a portion of the revenues earned. During the three and nine months ended
April 30, 2008, we earned $4,439 and $11,683, or less than 1% of the revenues we earned during the periods from these partners.

NLN's television activities include delivering programming during the standard academic school year to more than 200 affiliated college and other television stations, reaching nearly two million college students in their dormitories and other places of residence.

Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes comedic Internet and television programming to audiences through its network.

For the three and nine month periods ended April 30, 2008, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled approximately $335,069 and $741,024 or approximately 13% and 19% of all the revenues we earned during the periods, respectively.

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

During the 2006 fiscal year we began publishing our books. As of April 30, 2008, we have released 12 books including National
Lampoon's Saddam Dump [Saddam Hussein's Trial Blog], National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes,
National Lampoon's Not Fit For Print, National Lampoon's Favorite Cartoons of the 21 st Century, National Lampoon's Van Wilder Guide
to Graduating College In Eight Years or More, National Lampoon's Road Trip, National Lampoon's Animal House, National Lampoon's
Help!, National Lampoon's Jokes Jokes Jokes 2, National Lampoon's Balls! and National Lampoon's Pimp it Yourself.

For the three and nine months ending April 30, 2008, revenues derived from our publishing activities totaled approximately ($55,241) and
($21,091), or approximately (2%) and (1)% of all the revenues we earned during the periods, respectively. The decrease in publishing revenues was primarily attributable to significant book returns totaling $262,924 that were recorded against publishing revenues during the nine months ended April 30, 2008.

Radio

In March 2005, NL Radio, LLC was formed. We hold a 25% interest in this entity. In October 2006, NL Radio, LLC launched an entertainment radio format under our brand. We have licensed the content of our radio library, as well as certain domain names, URLs and websites to NL Radio, LLC for this purpose. NL Radio, LLC used samples of the programming, called "pilot programming," to introduce the format and content to radio networks and local stations. If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network. Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming. Programming was launched on XM radio during the fiscal year ended July 31, 2007. Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one-hour comedy sketches and parodies. Revenue will be earned from ad sales, direct response advertising and product promotion arrangements. We receive a licensing fee equal to 8% of the gross receipts received by NL
Radio, LLC from all sources in connection with any use of our brand.

For the three and nine months ending April 30, 2008, revenues derived from NL Radio totaled approximately $342 and $2,381, or less than
1% of all the revenues we earned during the periods, respectively.

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

•

We plan to continue to expand National Lampoon Networks (the Network) by launching additional niche online networks and by growing our existing networks by adding new affiliate Internet sites as well as acquiring Internet sites and driving traffic to these sites. We have over 40 affiliates and have acquired or launched 56 websites to date. We will concentrate our efforts on measured marketing and sell available advertising and marketing space on our expanding Network. We will continue to create, produce and acquire programming for all of our web sites as well as our college television network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.

•

We intend to expand our film library by increasing the number of film products we produce internally. We currently have one film in post production and one film completed and are actively developing several new projects and have finalized domestic and international distribution arrangements. The domestic distribution arrangement includes a number of home video distributors and retailers and a domestic cable provider. In some cases we are guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

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

•

We began publishing and distributing books we created to continue capitalizing on the National Lampoon brand. During the 2007 fiscal year we published eight books and during the nine months ended April 30, 2008 we published four more books, however, going forward we plan to release only two books per year.

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

We recognize revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of
Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

Film Costs.   Investment in film costs includes the capitalization of costs incurred to produce the film content including direct negative costs, production overhead, interest and development. These costs are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources to be earned over a seven year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film's fair value.

Investments. The Company accounts for its investments in equity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as available for sale securities, and such securities are carried at fair value. The fair values for marketable equity securities are based on quoted market prices. Unrealized gains or losses, net of tax, are included as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other income (loss).

Reorganization Transaction

In the discussion below, we sometimes refer to the "Reorganization Transaction". The Reorganization Transaction occurred on May 17,
2002, when a group of investors that we refer to as "the NLAG Group" completed the acquisition of our Series B Convertible Preferred
Stock and warrants to purchase our common stock, thereby gaining voting control of our company.

Results of Operations

We operate in five business segments, namely,

•	licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers;

•	advertising and promotion on our Internet websites, field marketing, live events and the distribution of television programming on college campuses;

•	travel services;

•	production of motion pictures, television and DVD products;

•	distribution of motion pictures, television and DVD products;

Three months ended April 30, 2008 as compared to the three months ended April 30, 2007

Licensing and Publishing Revenues

Licensing and publishing revenues for the three months ended April 30, 2008 were $1,662,311 compared to $494,528 for the three months ended April 30, 2007, representing an increase of $1,167,783 or approximately 236%. The increase in licensing revenues was primarily due to the recognition of $750,000 earned from licensing the television rights of one of our titles and $690,411 earned from domestic and international distributions rights of our movies. The increase was partially offset by a decrease of $220,033 in publishing revenues net of returns to ($55,241) during the three months ended April 30, 2008 from $164,792 during the three months ending April 30, 2007.

Costs related to licensing revenues were $41,243 during the three months ended April 30, 2008 compared to $14,360 for the three months ended April 30, 2007. This represents an increase of $26,883 or approximately 187%. The increase was primarily due to increased royalties of $49,234 due to the Harvard Lampoon, Inc. whose royalties are computed on a percentage of revenues less related cost of goods sold. In addition, $8,757 was paid to Red Rock Pictures Holdings Inc. during the three months ended April 30, 2008 for its participation share from prints and advertising (P&A) funding for our various titles. The increase in licensing costs was partially offset by the reversal of $34,122 of participation costs accrued during a prior period. The accrual was based on a receivable that was deemed uncollectible therefore the royalty was no longer payable. Costs related to publishing revenues were $76,080 during the three months ended April 30, 2008 compared to $0 during the three months ended April 30, 2007. The increase in costs related to publishing was due to the amortization of capitalized costs for books that have been released during the three months ended April 30, 2008, whereas the publishing costs were allocated to advertising and promotion revenues during the three months ended April 30, 2007.

There was an increase of $1,166,103 in amortization of capitalized production costs to $1,208,416 for the three months ended April 30,
2008 compared to $42,313 for the three month period ended April 30, 2007. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized film production costs of $979,767 due to recognition of domestic and international licensing revenue from the release of National Lampoon's Bagboy and $136,672 due to revenue recognition for domestic and international licensing of four other film titles. In addition, we had $91,977 in amortization of production costs for producing a video of a live show that was completed during the quarter ended April 30, 2008.

Advertising and Promotion Revenues

During the three months ended April 30, 2008, advertising and promotion revenues were $553,019 compared to $319,389 for the three months ended April 30, 2007. This represents an increase of $233,630 or 73%.The increase was primarily due to an increase of $218,911 of revenues earned from Red Rock Pictures Inc. for P&A services related to our movies. The increase was also due to an increase of
$200,000 in Internet advertising revenue earned during the three months ended April 30, 2008 from Red Rock Productions, Inc. The increase was offset by a decrease of $90,000 in revenues from Spring Break sponsorship to $0 for the three months ended April 30, 2008 from $90,000 during the three months ended April 30, 2007, as well as a decrease of $53,094 in advertising on affiliate websites through the Humor Network to $125,294 for the three months ended April 30, 2008 from $178,388 for the three months ended April 30, 2007, due to decreased sales staff. However during the quarter ended April 30, 2008, we hired new sales staff and we expect that advertising through the Humor Network and affiliates should increase during the fourth quarter of the 2008 fiscal year. The increase was further offset by a decrease of $51,000 in product placement revenue to $0 during the three months ended April 30, 2008.

Costs of advertising and promotion revenue were $68,893 during the three months ended April 30, 2008 compared to $572,329 for the three months ended April 30, 2007, representing a decrease of $503,436 or 87%. The decrease in costs of advertising and promotion resulted partially from a decrease to $0 in costs of live events at Spring Break during the three months ended April 30, 2008, from $61,872 during the three months ended April 30, 2007. Although we produced fewer live events, we continue to provide sponsorship opportunities at live events organized by third parties. The decrease was also due to a decrease of $9,567 in website development to $20,894 during the three months ended April 30, 2008 from $30,461 during the three months ended April 30, 2007, as well as a decrease of $56,657 in computer expenses to $(18,432) during the three months ended April 30, 2008 from $38,255 during the three months ended April 30, 2007.
The decrease in computer expenses resulted from the allocation of computer consulting expenses in the amount of $58,800 to intangible assets for websites during the three months ended April 30, 2008, which will be amortized over 25 years. Costs associated with our Internet operations also decreased by $16,092 to $18,983 during the three months ended April 30, 2008 from $35,075 during the three months ended April 30, 2007 due to reduced Internet service fees as we improve our Internet capabilities, and royalties paid to affiliate websites under the Humor Network decreased by $65,007 to $49,266 during the three months ended April 30, 2008 from $114,273 during the three months ended April 30, 2007 due to a reduction in salespeople. The decrease was also attributable to a decrease of $57,088 in the amortization of production costs for web shows to $0 during the three months ended April 30, 2008. The decrease in costs related to advertising and promotion revenues was further reduced as a result of the allocation of $18,610 in publishing costs, $52,496 in amortization of publishing costs and $87,296 in amortization of capitalized film costs allocated to the cost of advertising and promotion during the three months ended April 30, 2007, whereas those cost were allocated to costs of publishing revenues during the three months ended April 30,
2008.

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

Travel Services

We earned no revenue from this segment of our business during the three months ended April 30, 2008 and 2007. The Company has discontinued travel services and no further revenues are expected to be earned.

Production and Distribution Revenues

We no longer offer production services on third-party films. We may receive producer fees on our own productions. We produce our own films for which we have a presale, minimum guarantee or co-production agreement in place, which reduces our risk as productions tend to be capital intensive. However, we are expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us with a video distribution outlet for our new product. In addition, we have an agreement with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the three months ended April 30, 2008, production revenues from production services increased due to the production of a live show and the subsequent production and delivery of a video of the show to a distributor.

For the three months ended April 30, 2008, we earned $265,828 in production revenues as compared to $0 for the three months ended April
30, 2007. The increase in production revenues primarily resulted from production services of $250,000 from Capazoo World Corporation for a video of a live show, as well as $13,900 in revenues from Mania TV and Lemmings. During the three months ended April 30, 2008, revenues derived from distribution fees totaled approximately $154,772 compared to $0 for the three months ended April 30, 2007. The increase was primarily due to the release of five titles through home video distributors including $87,600 from Blockbuster, $46,750 from
Spectacle Group and $6,521 from Rentrak.

Costs related to production revenue during the three months ended April 30, 2008 increased $20,844 to $21,900 from $1,056, or 1,973%
for the three months ended April 30, 2007. The increase was primarily due to movie delivery fees of $7,500 and $6,305 in production costs incurred during the three months ended April 30, 2008. In addition, there was an increase of $8,063 of video tape delivery expenses for the
College Network during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. Costs related to distribution revenue during the three months ended April 30, 2008 increased $92,311 from $0 during the three months ended April 30,
2007. The increase was primarily due to $61,072 in residuals accrued, shipping costs to Blockbuster of $16,500 and $14,739 in delivery materials which were recorded during the three months ended April 30, 2008.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of acquisition and protection of the "National Lampoon™ trademark, was
$60,449 during the three months ended April 30, 2008. Amortization of intangible assets was $60,197 during the three months ended April
30, 2007.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of websites and domain names, was $1,188 during the three months ended April 30, 2008 and $0 during the three months ended April 30, 2007.

Stock issued for services decreased $179,290, or 67%, to $89,899 during the three months ended April 30, 2008, from $266,189, for the three months ended April 30, 2007. The decrease is primarily due to a reduced number of shares of common stock issued to consultants hired for investor relations and Internet services. Compensation expense associated with the vesting of stock, warrants and options decreased by $79,194, or 58%, to $57,056 during the three months ended April 30, 2008, from $136,250 during the three months ended
April 30, 2007. The decrease in compensation cost associated with the vesting of stock, warrants and options was primarily due to a decrease in compensation to consultants paid with options and warrants.

There was no provision for doubtful accounts for the three months ended April 30, 2008 compared to a $78,000 bad debt write off for the three months ended April 30, 2007. The provision for the three months ended April 30, 2007, is primarily attributable to accounts we deemed to be uncollectible.

Other selling, general and administrative costs decreased $313,860, or 28%, to $791,067 during the three months ended April 30, 2008 from $1,104,927 for the three months ended April 30, 2007. The decrease in selling, general and administrative costs resulted from a decrease in payroll and related payroll taxes of $363,220 due to a reduction in our employee count, a decrease in office expense of $5,571, a decrease in employee health benefits of $4,986 and a decrease of $63,828 in legal expenses. The decrease in selling, general and administrative costs was offset by an increase in rent expense of $17,124, an increase in international sales expenses of $68,173, and an increase in marketing expense of $7,196 and accounting and public company expenses of $72,726.

The Company incurred other expenses of $645 during the three months ended April 30, 2008 compared to other income of $4,515 for the three months ended April 30, 2007.

For the three months ended April 30, 2008, we had a net income of $97,744, compared to a net loss of $1,161,315 for the three months ended April 30, 2007. This represents an increase in net income of $1,259,059 for the three months ended April 30, 2008. The increase to net income for the three months ended April 30, 2008 resulted primarily from an increase of $1,542,588 in licensing and distribution revenues from the release of National Lampoon's Bagboy and four other titles, as well as an increase in production revenues of $265,828 and advertising and promotion revenues of $233,630, offset by a decrease in publishing revenues of $220,033. The increase in net income was also due to a decrease of $503,436 in advertising and promotion costs and a decrease of $342,763 in selling, general and administrative costs. The increase in net income was partially offset by an increase in the amortization of production costs due to the release of National
Lampoon's Bagboy and four other titles of $1,166,103 as well as an increase in publishing costs of $76,080. The increase in net income was further offset by an increase of $19,287 in interest expense to $29,039 during the three months ended April 30, 2008, from $9,752 during the three months ended April 30, 2007, which was primarily due to an increase in production loans from related parties.

During the three months ended April 30, 2008 and 2007, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and carried forward into the current period. We also accrued dividends for preferred shareholders of $292,356 during the three months ended April 30, 2008 and $289,817 during the same period in 2007. The addition of the accrued dividends resulted in a net loss attributable to common shareholders of $194,612 or $0.02 per basic and fully diluted share for the three months ended
April 30, 2008, compared to net loss attributable to common shareholders of $1,451,132 or $0.18 per basic and fully diluted share for the three months ended April 30, 2007.

Nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007

Licensing and Publishing Revenues

Licensing and publishing revenues for the nine months ended April 30, 2008 were $2,251,877 compared to $4,086,367 for the nine months ended April 30, 2007, representing a decrease of $1,834,490 or approximately 44%. During the nine months ended April 30, 2007, we received a one-time payment of approximately $2.9 million in settlement of a royalty dispute. No such payment occurred during the nine months ended April 30, 2008. The decrease in licensing and publishing revenues was also due to an overall reduction in publishing revenues of $356,085 or 106%, to ($21,091) during the nine months ended April 30, 2008, from $334,994 during the nine months ended
April 30, 2007. The decrease in publishing revenues was primarily attributable to book returns totaling $262,924 that we recorded against publishing revenues during the nine months ended April 30, 2008, During the nine months ended April 30, 2007, we recorded book returns totaling $214,756 to cost of advertising and promotion. The decrease in licensing and publishing revenues was offset by an increase in licensing revenues due to the recognition of $750,000 earned from licensing the television rights to one of our titles and $690,411 earned from domestic and international distributions rights of our movies.

Costs related to licensing revenues were $84,394 during the nine months ended April 30, 2008 compared to $172,176 for the nine months ended April 30, 2007. This represents a decrease of $87,782 or approximately 50%. Costs related to publishing revenues were $124,125 during the nine months ended April 30, 2008 compared to $0, during the nine months ended April 30, 2007. The decrease in costs related to license revenues resulted primarily from a decrease of $80,652 in royalty and commission expense to $57,402 during the nine months ended April 30, 2008, from $138,054 during the nine months ended April 30, 2007. The decrease was also offset by an increase in licensing costs of $26,990, which represents costs incurred for the Capazoo licensing program. The increase in costs related to publishing revenues for the nine months ended April 30, 2008 resulted from an increase of $124,125 in these costs, consisting of $102,220 in amortized publishing costs and $21,905 in direct publishing costs as compared to $0 in costs related to publishing revenues incurred during the nine months ended April 30, 2007.

There was an increase of $745,834 in amortization of capitalized production costs to $1,208,416 for the nine months ended April 30, 2008 compared to $462,582 for the nine months ended April 30, 2007. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized film production costs of $979,767 due to recognition of domestic and international licensing revenue from the release of National Lampoon's Bagboy and $136,670 due to revenue recognition for domestic and international licensing of four other film titles. In addition we had $91,977 in amortization of production costs for the production and distribution of a video of a live show that was completed during the quarter ended April 30, 2008. The increase in amortization of capitalized production costs was offset by a decrease in amortization of capitalized production costs of $408,897 recorded for the permanent impairment of National Lampoon's Trick or Treat during the nine months ended April 30, 2007.

Advertising and Promotion Revenues

During the nine months ended April 30, 2008, advertising and promotion revenues were $1,159,195 compared to $1,800,211 for the nine months ended April 30, 2007. This represents a decrease of $641,016 or 36%. The decrease was primarily the result of a decrease of
$200,000 in presence marketing revenues for Pledge This! offset by an increase in marketing and promotions revenue from Red Rock of
$417,411. The reduction in our New York sales staff also resulted in a decrease of $117,164 in revenues from Network TV advertising spots to $10,535 for the nine months ending April 30, 2008 from $127,699 during the nine months ended April 30, 2007 and a decrease of
$80,823 in Internet advertising to $721,248 during the nine months ended April 30, 2008 from $802,071 during the nine months ended
April 30, 2007. Due to the reduction in the number of live events we produced and a decrease in field events and presence marketing, we earned no revenues from these sources during the nine months ended April 30, 2008, resulting in a decrease in advertising and promotion revenues of $180,200. Revenues from sponsored production shoots decreased $393,018 to $10,000 during the nine months ended April 30,
2008 from $403,018 during the nine months ended April 30, 2007, due to decreased sales staff.

Costs of advertising and promotion revenue were $404,506 during the nine months ended April 30, 2008 compared to $1,789,329 for the nine months ended April 30, 2007, representing a decrease of $1,384,823 or 77%. The decrease in costs of advertising and promotion resulted primarily from a decrease of $282,140 in costs of live events to promote College Poker, as well as a decrease of $85,699 due to a reduction in the number of live events that we produced. Although we produced fewer live events we continue to provide sponsorship opportunities at live events organized by third parties. The decrease also resulted from a decrease of $46,126 in costs of advertising and promotion to $0 during the nine months ending April 30, 2008. Further decreases resulted from a decrease in overall costs due to a reduction in the size of the New York office including a decrease of $41,412 in salaries for web development, to $67,580 for the nine months ended April 30, 2008 from $108,992 during the nine months ended April 30, 2007, a decrease in sales commission of $143,959 to
$189,799 for the nine months ended April 30, 2008 from $333,758 during the nine months ended April 30, 2007, as well as a decrease of
$181,872 in video production to $39,876 during the nine months ended April 30, 2008, from $221,748. However, this also resulted in lower
Internet revenues. Costs associated with our Internet operations decreased by $45,322 to $115,642 during the nine months ended April 30,
2008 from $160,964 during the nine months ended April 30, 2007 due to reduced Internet service fees as we improve our Internet capabilities. The decrease in costs related to advertising and promotion revenues was also attributable to the allocation of $214,756 in amortization of publishing costs and $135,312 in direct publishing costs to the cost of advertising and promotion during the nine months ended April 30, 2007, whereas those costs were allocated to costs of publishing revenues during the nine months ended April 30, 2008.
This reduction was offset by an increase of $36,491 in royalties paid to affiliate websites under the Humor Network due to the continued
expansion of the network.

Costs related to amortization of capitalized television production costs during the nine months ended April 30, 2008 decreased $70,939 to
$523 in for the nine months ended April 30, 2008 from $71,462 for the nine month period ended April 30, 2007. The decrease is a result of the expensing of costs of television shows as they are released immediately on the Network. No further write-down of capitalized television production costs is expected after the quarter ended April 30, 2008.

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

Travel Services

During the nine months ended April 30, 2008, travel services revenues were $110,000 compared to $0 for the nine months ended April 30,
2007. This increase resulted from the settlement of a legal action. We agreed to dismiss the complaint in exchange for a payment of
$110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement the Company discontinued travel services and no further revenues are expected to be earned from this segment.

Production and Distribution Revenues

We no longer offer production services on third-party films. We may receive producer fees on our own film and video productions. We produce our own films and videos for which we have a presale, minimum guarantee or co-production agreement in place. This reduces our risk as productions tend to be capital intensive. However, we are expanding our productions and we have negotiated an output arrangement with a domestic cable provider which guarantees us a cable distribution outlet for our new product along with a minimum return on each new motion picture release. The output arrangement provides for a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. We have also negotiated home video distribution with a number of domestic retailers and distributors and have licensed international rights in several territories with minimum guarantees. For the video distribution, there is no minimum price guarantee but the arrangement provides us with a video distribution outlet for our new product. In addition, we are negotiating with Red Rock to provide production financing. As these output and financing arrangements are signed, we will allocate additional internal resources to this segment of our business. For the nine months ended April 30, 2008, production revenues from production services to third parties decreased due to the allocation of internal personnel to the production of two feature films.

For the nine months ended April 30, 2008, there was $265,828 in production revenues as compared to $44,500 for the nine months ended
April 30, 2007. The increase in production services revenues primarily resulted from $250,000 in revenues generated from video production services to a third party distributor. Additional production service revenues totaling $11,500 were earned from another third party distributor for a video of a live show that we are producing. During the nine months ended April 30, 2008, revenues derived from distribution fees totaled approximately $159,831. The increase was primarily due to the release of five titles through home video distributors including $87,600 from Blockbuster, $46,750 from Spectacle Group and $6,521 from Rentrak.

Costs related to production revenue during the nine months ended April 30, 2008 increased $36,892 to $40,948 from $4,056, or 910% for the nine months ended April 30, 2007. The increase was primarily due to production costs related to delivery of video programming to the third party distributor. Costs related to distribution revenue during the nine months ended April 30, 2008 increased $106,811, from $0 during the nine months ended April 30, 2007. The increase was primarily due to $61,072 in residuals accrued, shipping costs to
Blockbuster of $16,500 and $19,239 in delivery materials and $10,000 in servicing agent fees during the nine months ended April 30, 2008.

Other Costs and Expenses

Amortization of intangible assets, which consists of the costs of protection of the "National Lampoon™" trademark, was $180,662 during the nine months ended April 30, 2008. Amortization of intangible assets was $181,337 during the nine months ended April 30, 2007.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of websites and domain names, was $3,359 during the nine months ended April 30, 2008 and $0 during the nine months ended April 30, 2007.

Stock issued for services increased by $70,409, or 16%, to $515,168 during the nine months ended April 30, 2008, from $444,759 for the nine months ended April 30, 2007. The increase is primarily due to shares of common stock issued to new consultants hired for investor relations, Internet services and to a former officer as severance. Expenses from the vesting of options and warrants issued for services increased $596,615, or 144% to $984,046 during the nine months ended April 30, 2008 from $414,431 for the nine months ended April 30,
2007. The increase is primarily due to the implementation of SFAS No. 123R and grants of options to members of our board of directors and consultants conveying the right to purchase 468,389 shares of our common stock. In comparison, during the nine months ended April
30, 2007, grants of options were made to members of our board of directors and consultants conveying the right to purchase 375,000 shares of our common stock.

There was no provision for doubtful accounts for the nine months ended April 30, 2008 compared to $78,075 for the nine months ended
April 30, 2007. The provision for the nine months ended April 30, 2007 is primarily attributable to accounts we deemed to be uncollectible.

Other selling, general and administrative costs decreased by $987,618, or 28%, to $2,559,465 during the nine months ended April 30, 2008 from $3,547,083 for the nine months ended April 30, 2007. The decrease in selling, general and administrative costs resulted from a decrease in payroll and related payroll taxes of $311,456 due to a reduction in our employee count, a decrease of $36,731 in employee health benefits, a decrease in fees to financial consultants and accountants of $91,497, a decrease in office expense of $43,481 and a decrease in travel and entertainment of $44,621. The decrease in selling, general and administrative costs was offset by an increase in marketing expense of $44,878, an increase in rent expense of $53,914 and an increase in international sales and distribution expenses of
$48,469.

Other income increased by $395,962 or 1,527% to $421,889 during the nine months ended April 30, 2008 compared to $25,927 for the nine months ended April 30, 2007. The increase for the nine-month period ended April 30, 2008 was primarily due to the write off of a stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years. Approximately $396,250 remained on the books as a liability and was written off during the nine months ended April 30, 2008.

For the nine months ended April 30, 2008, we had a net loss of $1,918,546, as compared to a net loss of $1,170,667 for the nine months ended April 30, 2007. This represents an increase in net loss of $747,879, or 63% for the nine months ended April 30, 2008. The increase in net loss for the nine months ended April 30, 2008 resulted primarily from the significant increase in revenue we received during the nine months ended April 30, 2007 which was associated with the settlement of disputed license fees. Aside from the settlement, other license fees increased while decreases occurred in revenues for field marketing and live event advertising and promotion, production and publishing. The decrease in costs and expenses for the nine months ended April 30, 2008 was a result of decreases in costs related to advertising and promotion revenue and selling, general and administrative costs which was partially offset by an increase in the issuance of stock, warrants and options as compensation. The increase in net loss was further offset by an increase of $36,155 in interest expense to
$74,745 during the nine months ended April 30, 2008, from $38,590 during the nine months ended April 30, 2007. The increase in interest expense is primarily due to in increase in production loans from related parties.

During the nine months ended April 30, 2008 and 2007, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and carried forward into the current period. We also accrued dividends for preferred shareholders of $887,898 during the nine months ended April 30, 2008 and $932,832 during the same period in 2007. The addition of the accrued dividends resulted in a net loss attributable to common shareholders of $2,806,444 or $0.34 per basic and fully diluted share for the nine months ended April
30, 2008, compared to net loss attributable to common shareholders of $2,103,499 or $0.28 per basic and fully diluted share for the nine months ended April 30, 2007.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flows from operations over the past few years. Our principal sources of working capital during the nine months ended April 30, 2008 consisted of revenues, loans from our officers and directors and production loans from Red Rock Pictures Holdings, Inc.

Net cash used in operating activities was $952,779 for the nine months ended April 30, 2008, as compared to $1,188,590 for the nine months ended April 30, 2007. The decrease in cash flow used in operations was primarily attributable to an increase in accounts receivable, offset by an increase in accounts payable and an increase in stock, options and warrants issued for services. Cash provided by financing activities was $1,053,881 for the nine months ended April 30, 2008, as compared to $1,771,493 for the nine months ended April 30, 2007.
The funds for the current period were obtained from officers and directors and Red Rock Pictures Holdings, Inc. and were partially offset by repayments to each of them.

As of June 6, 2008, we had cash on hand of approximately $67,152. We believe revenues we earn as well as collections of $1,036,731 of minimum guarantee and home video sales payments currently due from domestic and foreign distributors including Comedy Partner (US),
Pueblo Film Distribution (Australia), LCT Entertainment (Russia), Front Row (Middle East) and Beta Cinema (Germany), and additional loans from our Chief Executive Officer and one member of our board of directors will be adequate to fund our ongoing operations and capital requirements for the next twelve months. Our Chief Executive Officer and director have expressed their continued support to provide loans to us to meet any immediate working capital requirements If we do not receive these loans and if alternate sources of financing cannot be found, then we may not be able to continue to operate as a going concern.

As noted above, historically our principal source of funds used for operations and working capital has been loans received from Daniel S.
Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at April 30, 2008 is approximately $1,983,312. These obligations are payable on demand. We plan to satisfy and pay these obligations from future revenues. In addition, Red Rock Picture Holdings, Inc. has provided the Company with funds for movie production. The aggregate amount of the loans and accrued interest owed to Red Rock at April 30, 2008 is approximately
$3,793,083.

Our financial statements for the fiscal year ended July 31, 2007 contained an explanatory paragraph as to our ability to continue as a "going concern." This qualification may impact our ability to obtain future financing.

Commitments for Capital Expenditures

As of April 30, 2008, our capital expenditures are projected to be $100,000 for the 2008 fiscal year. These expenditures will relate to the purchase of fixed assets such as equipment and furniture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

The table below sets forth our contractual obligations as of April 30, 2008.

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Production loan, related party	$3,867,235	$1,000,000	$2,867,235	$--	$--
Notes Payable, related party	1,909,160	1,909,160	--	--	--
Notes Payable	$223,459	$223,459	$--	$--	$--

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R)
applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of
ARB No. 51". SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS
No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after
December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries.

In March 2008, the FASB issued SFAS No. 161,"Disclosures about Derivative Instruments and Hedging Activities-an amendment of
FASB Statement No. 133" (SFAS 161). This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS
161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company's condensed consolidated results of operations, financial position, or cash flows.
Item 3 - Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on the evaluation, the Chief Financial Officer and the Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As of the end of the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On or about April 10, 2008, Raleigh, through his attorneys, filed a Complaint styled, RP Holdings, Inc. v. National Lampoon Clubhouse,
Inc. et al, CA No SCO97777, in the Superior Court of Los Angeles County, California, alleging that National Lampoon breached a contract known as the Raleigh Studios License Agreement ("Master Agreement"), as well as certain additional claims at common law and by statute ("Law Suit"). On the 4th day of June, 2008, a Settlement Agreement and Release ("Agreement") was entered into between RP
Holdings, Inc. dba Raleigh Studios, ("Raleigh"), and National Lampoon Clubhouse, Inc. and National Lampoon, Inc., (collectively
"National Lampoon"). The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $15,000 to be made in four installments starting from the date of full execution of the settlement agreement. The Company's first installment of the payment was made June 6, 2008.

On or about March 11, 2008, Brightcove, through its attorneys, filed a Complaint styled, Brightcove Inc. v. National Lampoon, Inc., CA No
MICV2008-1006 TRIAL COURT CIVIL ACTION 08-1006, in the Superior Court of Middlesex County, Massachusetts, alleging that
National Lampoon breached a contract between Brightcove and National Lampoon, as well as certain intentional tort claims at common law and by statute (the "Lawsuit"). On the 23rd day of May, 2008, a Settlement Agreement and Release ("Agreement") between Brightcove
Inc. ("Brightcove") and National Lampoon, Inc. ("National Lampoon") was entered into. The plaintiffs agreed to dismiss the complaint against the Company in exchange for a payment of $84,122 to be made in six installments starting from the date of full execution of the settlement agreement. The Company's first installment of the payment was made on May 23, 2008.

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). We filed this complaint on July 27, 2006. The action arises from an agreement we had with Bahia Mar Hotel pursuant to which we were to provide to
Bahia Mar Hotel an entertainment package for the 2006 spring break. We alleged that Bahia Mar Hotel failed to support the program and that Bahia Mar Hotel diverted some of the business to our competitors. On February 4, 2008, the Company entered into a settlement agreement with Alma Investments. The Company agreed to dismiss the complaint against Alma Investments in exchange for a payment of
$110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as Tours revenue and applied entirely towards approximately $143,000 in legal fees directly related to the case and the remaining balance was written off by our attorneys.

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
Specifically, the plaintiffs allege that we and our co-defendants induced them to set aside other projects so that they would spend their time working on projects for the benefit of us and our co-defendants. The plaintiffs also allege that they were promised a share of profits from the projects and/or a "partnership" interest in them. The plaintiffs allege that their damages are in excess of $2,000,000. The Company entered into a settlement agreement with the plaintiffs dated November 5, 2007. The plaintiffs agreed to dismiss the complaint against the
Company in exchange for a payment of $50,000 to be made within 90 days from the execution of the settlement agreement. The
Company's portion of the payment was made during February 2008. The remaining defendants have reached settlements as well.

Screen Actor's Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor's Guild ("SAG") filed claims against
National Lampoon Clubhouse, Inc. ("Clubhouse") for unpaid wages and pension, health and welfare benefits incurred for the filming of
"Monster House" aka "Trick or Treat". SAG alleges that certain actors were not paid in full and are owed approximately $30,000 more in compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. Due to recent changes within SAG the arbitration with SAG is being rescheduled to take place on a date to be determined some time during the fourth quarter 2008.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation
("ACDC") filed claims against National Lampoon, Inc. for costs incurred on the release of "National Lampoon's Pucked". ACDC alleges that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred which are estimated to be approximately $65,000. ACDC also alleges that it does not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleges have a value in excess of
$290,000. The Company disputes these claims, has filed for arbitration against ACDC as the agreement calls for and intends to vigorously defend this action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2008, 99,999 shares of restricted stock were issued to Daniel Laikin upon the conversion of 1,775
Series B Convertible Preferred Stock and 32,563 shares of restricted stock were issued to Daniel Laikin upon the conversion of the related accrued dividends of $58,612 at a market price of $1.80. We relied on section 3(a)(9) of the Securities Act of 1933, as amended, to issue these securities.

During the three months ended April 30, 2008, we entered into an agreement with Rivalfish to issue 5,000 restricted shares at a market price of $2.00 with a total value of $10,000 for the purchase of intangible assets.

In March 2007 we entered into an agreement with Sam Elhag to provide consulting services to us. In exchange for his services, we will issue 10,000 shares of restricted common stock to the consultant during the service period. During the three months ended April 30, 2008 we issued a total of 4,167 shares of restricted common stock to Mr. Elhag having a total value of $8,101.

In September 2007 we entered into an agreement with American Capital Ventures to provide consulting services to us. In exchange for their services, we will issue 60,000 shares of restricted common stock to the consultant during the twelve month service period. The consultant received 20,000 restricted common shares upon execution of the agreement with the balance being issued monthly at the rate of
3,636 shares per month. During the three months ended April 30, 2008 we issued a total of 3,636 shares of restricted common stock having a total value of $7,708. The consultant will also be paid a fee of $3,500 per month over the twelve month service period. In addition, the consultant will be issued warrants to purchase 40,000 shares of restricted common stock over the twelve month service period.

Unless otherwise noted, we relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)

3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)

3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)

4.2	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)

4.3	Jimirro Registration Rights Agreement dated May 17, 2002 (3)

4.4	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)

4.5	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)

4.6	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)

4.7	First Amendment to Voting Agreement dated June 7, 2002

4.8	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)

31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*Filed herewith.

(1)	Incorporated by reference from the Registrant's Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003.

(2)	Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 29, 2005.

(3)	Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2002.

(4)	Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

(5)	Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL LAMPOON, INC.

June 16, 2008	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

June 16, 2008	By:	/s/ Lorraine Evanoff
Lorraine Evanoff, Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Daniel S. Laikin, Chief Executive Officer and President of National Lampoon, Inc. (the "registrant"), certify that:

I have reviewed this quarterly report on Form 10-QSB of National Lampoon, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods, presented in the report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):
all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 16, 2008

/s/Daniel S. Laikin
Daniel S. Laikin
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Lorraine Evanoff, Chief Financial Officer of National Lampoon, Inc. (the "registrant"), certify that:

I have reviewed this quarterly report on Form 10-QSB of National Lampoon, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods, presented in the report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):
all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 16, 2008

/s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF OFFICERS
OF NATIONAL LAMPOON, INC.
PURSUANT TO 18 USC § 1350

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code) each of the undersigned officers of National Lampoon, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The quarterly report on Form 10-QSB for the period ended April 30, 2008 of the Company fully complies with the requirements of section
13(a) or 15(b) of the Securities Exchange Act of 1934; and
Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Dated: June 16, 2008

/s/Daniel S. Laikin
Daniel S. Laikin
Chief Executive Officer

/s/ Lorraine Evanoff
Lorraine Evanoff
Chief Financial Officer

