Form 10QSB/A
period 2008-04-30
NATIONAL LAMPOON INC
filed 2008-06-18
CIK 798078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-QSB\A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 8,654,724 shares of common stock, $0.0001 par value, issued and outstanding as of June 6, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

EXPLANATORY NOTE

National Lampoon, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the period ended April 30, 2008 for the purpose of adding the Condensed Consolidated Statement of Cash Flows, which was inadvertently left out of the original filing.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements discuss future events and developments, including our future business strategy and our ability to generate revenue, income and cash flow. In some cases, you can identify forward-looking statements by words or phrases such as "may," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "the Company's future success depends," "seeks to continue," or the negative of these words or phrases, or comparable words or phrases. These statements are only predictions that are based, in part, on assumptions involving judgments about future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Actual events or results may differ materially. Some of the factors that could cause our actual results to vary from the forward-looking statements include:

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

REVENUES
Production	$ 265,828	$ -	$ 265,828	$ 44,500
Licensing	1,717,552	329,736	2,272,968	3,751,373
Advertising & Promotion	553,019	319,389	1,159,195	1,800,211
Publishing	(55,241)	164,792	(21,091)	334,994
Distribution	154,772	-	159,831	-
Tours	-		110,000
Total revenues	2,635,930	813,917	3,946,731	5,931,078

COSTS AND EXPENSES
Costs related to production revenue	21,900	1,056	40,948	4,056
Costs related to licensing revenue	41,243	14,360	84,394	172,176
Costs related to advertising and promotion revenues	68,893	572,329	404,506	1,789,329
Costs related to publishing revenues	76,080	-	124,125	-
Costs related to distribution	92,311	-	106,811	-
Amortization of capitalized production costs	1,208,416	42,313	1,208,937	462,582
Amortization of intangible assets	61,637	60,197	184,021	181,337
Selling, general and administrative expenses	938,022	1,280,785	4,058,679	4,484,348
Total costs and expenses	2,508,502	1,971,040	6,212,421	7,093,828
OPERATING INCOME (LOSS)	127,428	(1,157,123)	(2,265,690)	(1,162,750)

OTHER INCOME (EXPENSE)
Interest income	-	1,045	-	5,546
Interest expense	(29,039)	(9,752)	(74,745)	(38,590)
Write off of royalty payable	-	-	396,250	-
Equity in investee loss	-	-	-	(800)
Other income	(645)	4,515	25,639	25,927
Total other income (expense)	(29,684)	(4,192)	347,144	(7,917)

NET INCOME (LOSS)	97,744	(1,161,315)	(1,918,546)	(1,170,667)
Preferred stock dividends	(292,356)	(289,817)	(887,898)	(932,832)
Net loss attributable to common shareholders	$ (194,612)	$ (1,451,132)	$ 2,806,444)	$ (2,103,499)

Net loss per share attributable to common shareholder - basic and diluted	$ (0.02)	$ (0.18)	$ (0.34)	$ (0.28)
Weighted average number of common shares - basic and diluted	8,465,847	8,093,585	8,342,931	7,257,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED APRIL 30, 2008
(UNAUDITED)

							Accumulated
			Preferred		Common	Additional	Other
	Series B	Series C	Stock	Common	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Amount	Stock	Amount	Capital	Income	Deficit	Total
Balance at August 1, 2007	63,607	190,947	$ 24	8,207,822	$ 821	$ 37,819,138	$ -	$(41,257,284)	$ (3,437,301)

Stock issued for services	-	-	-	237,043	24	515,144	-	-	515,168
Exercise of options for common stock	-	-	-	5,000	-	8,000	-	-	8,000
Exercise of warrants for common stock	-	-	-	18,835	2	33,432	-	-	33,434
Stock issued in exchange for intangible assets	-	-	-	5,750	1	11,424	-	-	11,425
Conversion of Series B shares into common stock	(1,775)	-	-	99,999	10	(10)	-	-	-
Conversion accrued dividends on Series B shares into common stock	-	-	-	32,563	3	58,609	-	-	58,612
Fair value of options and warrants issued to consultants	-	-	-	-	-	580,993	-	-	580,993
Fair value of vesting of employee stock options	-	-	-	-	-	403,053	-	-	403,053
Series B dividend accrual	-	-	-	-	-	(460,016)	-	-	(460,016)
Series C dividend accrual	-	-	-	-	-	(427,882)	-	-	(427,882)
Increase fair value of available-for-sale securities	-	-	-	-	-	-	882,692	-	882,692
Net loss for the period	-							(1,918,546)	(1,918,546)
Balance at April 30, 2008	61,832	190,947	$ 24	8,607,012	$ 861	$38,541,885	$ 882,692	$(43,175,830)	$ (3,750,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended
	April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,918,546)	$(1,170,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,164	9,491
Amortization of intangible assets	184,021	181,337
Loss on disposal of fixed assets	3,145	-
Fair value of shares issued for services	515,168	444,759
Fair value of vested stock, options and warrants	984,046	414,431
Amortization of capitalized production costs	1,208,937	462,582
Provision for doubtful accounts	-	149,566
Write off of royalty	(396,250)	-
Undistributed loss of equity investment	-	800
Changes in assets and liabilities
(Increase)/decrease in accounts receivable	(1,202,832)	164,981
(Increase) in tax credit receivable	(223,459)	-
(Increase) in prepaid expenses and other assets	(20,215)	(30,480)
(Increase)/decrease in publishing costs	(36,763)	251
(Increase) in production costs	(1,093,877)	(2,402,554)
Increase/(decrease) in accounts payable	428,243	(44,455)
Increase in accrued expenses	142,903	87,726
Increase in deferred revenues	459,536	543,642
NET CASH USED IN OPERATING ACTIVITIES	(952,779)	(1,188,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,096)	(27,240)
Purchase of intangible assets	(158,781)	(73,652)
Investments in equity securities	-	(800)
NET CASH USED IN INVESTING ACTIVITIES	(171,877)	(101,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of production loans	(450,491)	(272,963)
Borrowings on production loans	589,181	2,615,219
Payments of notes payable, related party	(388,709)	(711,573)
Proceeds from notes payable, related party	1,039,007	-
Borrowings on notes payable	223,459	-
Proceeds from the exercise of stock options	8,000	131,810
Proceeds from the exercise of warrants	33,434	9,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,053,881	1,771,493

NET (DECREASE)/INCREASE IN CASH	(70,775)	481,211
CASH AT BEGINNING OF PERIOD	85,706	74,601
CASH AT END OF PERIOD	$ 14,931	$ 555,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$ -	$ 10,290
Interest	$ 2,472	$ 62,794
Non-cash investing and financing activities:
Accrued dividends on preferred stock payable in common shares	$ 887,898	$ 932,832
Conversion of accrued dividends on Convertible Preferred Stock to common stock	$ 58,612	$ 227,475
Stock issued in exchange for intangible assets	$ 11,425	$ -
Increase in fair value of available-for-sale securities	$ 882,692	$ -

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

Our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at April 30, 2008 is $1,891,498 as compared to $1,241,937 at July 31, 2007. These two individuals have expressed their continued support to provide loans to us to meet any immediate working capital requirements.

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

During the three months ended April 30, 2008 three customers accounted for $750,000 (28%), $485,411 (18%) and $406,911 (15%) of total revenue. During the three months ended April 30, 2007, three customers accounted for $169,532 (21%), $90,000 (11%) and $83,576 (10%) of total revenue.

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

 In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company's condensed consolidated results of operations, financial position, or cash flows.

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

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three and nine months ended April 30, 2008 because their inclusion would be anti-dilutive.

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

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended April 30, 2008 and 2007:

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

At April 30, 2008 options outstanding are as follows:

		Weighted
		average	Aggregate
	Number of	exercise	intrinsic
	options	price	value (1)
Balance at August 1, 2007	5,369,606	$2.55
Granted	1,063,389	2.16
Exercised	(5,000)	1.60
Forfeited	(710,000)	2.73
Expired	(67,000)	3.68
Balance at April 30, 2008	5,650,995	$2.45	$323,906

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company's stock for the 2,051,606 options outstanding, which were in-the-money.

Additional information regarding options outstanding as of April 30, 2008 is as follows:

Options outstanding				Options exercisable
		Weighted
		average
		remaining	Weighted		Weighted
	Number	contractual	average	Number	average
Exercise price	outstanding	life (years)	exercise price	exercisable	exercise price
$1 to $2	2,201,606	3.73	$1.75	2,101,606	$1.75
$2 to $3	2,119,389	6.14	2.26	1,218,391	2.29
$3 to $4	998,000	2.36	3.26	978,000	3.26
$4 to $5	132,000	4.36	4.13	98,667	4.12
$5 to $6	-	-	-	-	-
$6 to $7	100,000	2.82	6.41	100,000	6.41
$7 to $8	100,000	1.66	7.38	100,000	7.38
Total	5,650,995	4.35	$2.45	4,596,664	$2.49

At April 30, 2008 warrants outstanding are as follows:

		Weighted	Aggregate
		average	intrinsic
	Number of	exercise	value
	warrants	price	(1)
Balance at August 1, 2007	1,286,731	$3.59
Granted	40,000	1.75
Cancelled	(619,004)	4.00
Balance at April 30, 2008	707,727	$3.13	$6,000

(1) The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company's stock for the 40,000 warrants outstanding which were in-the-money.

Additional information regarding warrants outstanding as of April 30, 2008 is as follows:

Warrants outstanding				Warrants exercisable
		Weighted
		average
		remaining	Weighted		Weighted
	Number	contractual	average	Number	average
Exercise price	outstanding	life (years)	exercise price	exercisable	exercise price
$1 to $2	40,000	1.39	$1.75	30,000	$1.75
$2 to $3	155,000	8.32	2.59	155,000	2.59
$3 to $4	512,727	1.85	3.40	446,060	3.46
Total	707,727	3.24	$3.13	631,060	$3.16

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

Summarized financial information for the three and nine months ended April 30, 2008 and 2007 concerning the Company's segments is as follows:

	Licensing	Advertising
	&	&		Travel
	Publishing	Promotion	Production	Services	Distribution
	(1)	(2)	(3)	(4)	(5)	Total
Three Months Ended April 30, 2008
Segment revenue	$1,662,311	$553,019	$265,828	$-	$154,772	$2,635,930
Segment operating (loss)	$(10,964)	$287,329	$(4,892)	$-	$(82,408)	$189,065
Depreciation expense	$3,227	$1,341	$-	$-	$-	$4,568

Three Months Ended April 30, 2007
Segment revenue	$494,528	$319,389	$-	$-	$-	$813,917
Segment operating (loss)	$(298,025)	$(755,532)	$(43,369)	$-	$-	$(1,096,926)
Depreciation expense	$1,923	$1,240	$-	$-	$-	$3,163

Nine months Ended April 30, 2008
Segment revenue	$2,251,877	$1,159,195	$265,828	$110,000	$159,831	$3,946,731
Segment operating (loss)	$(921,130)	$(813,703)	$(24,460)	$(215,556)	$(106,821)	$(2,081,670)
Depreciation expense	$10,056	$3,108	$-	$-	$-	$13,164

Nine months Ended April 30, 2007
Segment revenue	$4,086,367	$1,800,211	$44,500	$-	$-	$5,931,078
Segment operating income/(loss)	$1,351,106	$(1,900,992)	$(431,527)	$-	$-	$(981,413)
Depreciation expense	$5,052	$4,439	$-	$-	$-	$9,491

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

The tax effects of significant temporary differences representing deferred tax assets are as follows:

April 30, 2008
Deferred tax assets:
Accrued Royalties	$21,000
Accrued Interest	191,000
Accrued Expenses	54,000
Net Operating losses	12,839,000

Total Deferred Tax Asset	13,105,000
Valuation Allowance	(13,105,000)
Net deferred tax asset	$-

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Expected Federal and State Income Tax Rate	36.0%	(36.0%)	(36.0%)	(36.0%)
Increase (Decrease) in Valuation Analysis	(36.0%)	36.0%	36.0%	36.0%

Effective Tax Rate	0.0%	0.0%	0.0%	0.0%

NOTE M - SUBSEQUENT EVENTS

Subsequent to April 30, 2008, we issued 29,039 shares of registered stock at market prices ranging from $1.84 to $2.00 with a total value of $54,121 to various consultants of the Company for services rendered.

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

 We had until March 27, 2008 to provide the American Stock Exchange with a specific plan to achieve and sustain compliance with the continued listing standards. Compliance must be achieved no later than August 27, 2008. If we failed to submit a plan or if we submitted a plan and the staff of the American Stock Exchange determined that it did not adequately address these issues, we would have been subject to delisting proceedings. Furthermore, if our plan is accepted but we are not in compliance with the continued listing standards at the conclusion of the plan period or if we do not make progress consistent with the plan during the plan period, the staff of the American Stock Exchange will initiate delisting proceedings as appropriate. We may appeal the staff determination to initiate delisting proceedings.We submitted a plan to the American Stock Exchange to regain compliance with the continued listing standards on March 27, 2008. On May 16, 2008 we were notified by the American Stock Exchange that our plan was accepted.

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

Costs of advertising and promotion revenue were $68,893 during the three months ended April 30, 2008 compared to $572,329 for the three months ended April 30, 2007, representing a decrease of $503,436 or 87%. The decrease in costs of advertising and promotion resulted partially from a decrease to $0 in costs of live events at Spring Break during the three months ended April 30, 2008, from $61,872 during the three months ended April 30, 2007. Although we produced fewer live events, we continue to provide sponsorship opportunities at live events organized by third parties. The decrease was also due to a decrease of $9,567 in website development to $20,894 during the three months ended April 30, 2008 from $30,461 during the three months ended April 30, 2007, as well as a decrease of $56,687 in computer expenses to $(18,432) during the three months ended April 30, 2008 from $38,255 during the three months ended April 30, 2007. The decrease in computer expenses resulted from the allocation of computer consulting expenses in the amount of $58,800 to intangible assets for websites during the three months ended April 30, 2008, which will be amortized over 25 years. Costs associated with our Internet operations also decreased by $16,092 to $18,983 during the three months ended April 30, 2008 from $35,075 during the three months ended April 30, 2007 due to reduced Internet service fees as we improve our Internet capabilities, and royalties paid to affiliate websites under the Humor Network decreased by $65,007 to $49,266 during the three months ended April 30, 2008 from $114,273 during the three months ended April 30, 2007 due to a reduction in salespeople. The decrease was also attributable to a decrease of $57,088 in the amortization of production costs for web shows to $0 during the three months ended April 30, 2008. The decrease in costs related to advertising and promotion revenues was further reduced as a result of the allocation of $18,610 in publishing costs, $52,496 in amortization of publishing costs and $87,296 in amortization of capitalized film costs allocated to the cost of advertising and promotion during the three months ended April 30, 2007, whereas those cost were allocated to costs of publishing revenues during the three months ended April 30, 2008.

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

Stock issued for services decreased $186,292, or 70%, to $79,898 during the three months ended April 30, 2008, from $266,189, for the three months ended April 30, 2007. The decrease is primarily due to a reduced number of shares of common stock issued to consultants hired for investor relations and Internet services. Compensation expense associated with the vesting of stock, warrants and options decreased by $79,194, or 58%, to $57,056 during the three months ended April 30, 2008, from $136,250 during the three months ended April 30, 2007. The decrease in compensation cost associated with the vesting of stock, warrants and options was primarily due to a decrease in compensation to consultants paid with options and warrants.

There was no provision for doubtful accounts for the three months ended April 30, 2008 compared to a $78,000 bad debt write off for the three months ended April 30, 2007. The provision for the three months ended April 30, 2007, is primarily attributable to accounts we deemed to be uncollectible.

Other selling, general and administrative costs decreased $155,278, or 16%, to $801,068 during the three months ended April 30, 2008 from $956,346 for the three months ended April 30, 2007. The decrease in selling, general and administrative costs resulted from a decrease in payroll and related payroll taxes of $363,220 due to a reduction in our employee count, a decrease in office expense of $5,571, a decrease in employee health benefits of $4,986 and a decrease of $63,828 in legal expenses. The decrease in selling, general and administrative costs was offset by an increase in rent expense of $17,124, an increase in international sales expenses of $68,173, and an increase in marketing expense of $7,196 and accounting and public company expenses of $72,726.

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

Contractual Obligations

The table below sets forth our contractual obligations as of April 30, 2008.

	Payments Due by Period
					More
		Less than	1 - 3	3 - 5	than
	Total	1 year	years	years	5 years
Production loan, related party	$3,867,235	$1,000,000	$2,867,235	$--	$--
Notes Payable, related party	1,909,160	1,909,160	--	--	--
Notes Payable	$223,459	$223,459	$--	$--	$--

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

 In March 2008, the FASB issued SFAS No. 161,"Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company's condensed consolidated results of operations, financial position, or cash flows.

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

In March 2007 we entered into an agreement with Sam Elhag to provide consulting services to us. In exchange for his services, we will issue 10,000 shares of restricted common stock to the consultant during the service period. During the three months ended April 30, 2008 we issued a total of 835 shares of restricted common stock to Mr. Elhag having a total value of $1,770.

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

NATIONAL LAMPOON, INC.

June 18, 2008	By:	/s/ Daniel S. Laikin
Daniel S. Laikin, Chief Executive Officer

June 18, 2008	By:	/s/ Lorraine Evanoff
Lorraine Evanoff, Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Daniel S. Laikin, Chief Executive Officer and President of National Lampoon, Inc. (the "registrant"), certify that:

I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB of National Lampoon, Inc.

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

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

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

Dated: June 18, 2008

/s/Daniel S. Laikin

Daniel S. Laikin

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Lorraine Evanoff, Chief Financial Officer of National Lampoon, Inc. (the "registrant"), certify that:

I have reviewed this Amendment No.1 to the Quarterly Report on Form 10-QSB of National Lampoon, Inc.

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

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

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

Dated: June 18, 2008

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

(a)

The Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended April 30, 2008 of the Company fully complies with the requirements of section 13(a) or 15(b) of the Securities Exchange Act of 1934; and

(b)	Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 18, 2008

/s/Daniel S. Laikin

Daniel S. Laikin

Chief Executive Officer

/s/ Lorraine Evanoff

Lorraine Evanoff

Chief Financial Officer