Form 10-K
period 2008-07-31
NATIONAL LAMPOON INC
filed 2008-11-10
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
                            (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 001-32584

NATIONAL LAMPOON, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4053296
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8228 Sunset Boulevard
West Hollywood, California 90046
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 474-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)           Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of January 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $11,752,260.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of October 15, 2008 was 9,456,427.

DOCUMENTS INCORPORATED BY REFERENCE

None

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors”, as well as the following:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital as and when we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	whether our subsidiary, National Lampoon Networks, Inc., will be able to continue its relationships with its current advertisers and continue to attract new advertisers,

•	our overall ability to successfully compete in our market and our industry,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Daniel S. Laikin,

•	unanticipated increases in development, production or marketing expenses related to our various business activities,

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

Our Business

We develop, produce, and distribute National Lampoon™ branded comedic content through a broad range of media platforms including:

•	production and distribution of branded National Lampoon comedic content in the theatrical, home entertainment and digital markets,

•	licensing both our name and comedic content from our library for a wide variety of uses, including movies, television programming, radio broadcasts, recordings, electronic games and live events,

•	hosting approximately 60 Internet websites through which we sell advertising space and branded products,

•
reaching nearly 2 million college students in their dormitories and other places of residence through National Lampoon Network, our network of approximately 200 affiliated college and other television stations,

•	developing and writing comedic content and licensing our brand for the publication of National Lampoon books,

Additionally, because of our experience in the college and young adult market, we maintain affiliations with and a presence at college campuses where we hold screenings and distribute promotional goods as part of our distribution network.

Motion Picture Production and Distribution

We produce feature films. Historically, motion pictures that carry our brand had been produced and financed by third parties. We decided to develop, produce and distribute motion pictures under the National Lampoon name in order to control both the creative process and the distribution of the films and also to build a film library and to expand our brand visibility.

As part of our plan to increase the visibility of our brand in the film industry and to expand our film library we also began acquiring and branding third-party films for distribution in the U.S. and internationally.  For third party films we pay finishing and prints and advertising costs that are recouped through U.S. theatrical, home entertainment and international sales.

In October 2006 we invested in Red Rock Pictures Holdings, Inc. (“Red Rock”).  We currently own approximately 14% of Red Rock’s outstanding capital stock.  Red Rock was formed for the purpose of providing financing and consulting services related to the production and exploitation of motion pictures. We have completed production on two films in partnership with Red Rock, “National Lampoon’s Bag Boy” and “National Lampoon’s Ratko, the Dictator’s Son”. National Lampoon’s Bag Boy was delivered during the year ended July 31, 2008 and National Lampoon’s Ratko: the Dictator’s Son is scheduled to be delivered during the first quarter of the 2009 fiscal year.

We are in post production on our third title, National Lampoon’s The Legend of Awesomest Maximus, which we expect to deliver by the third quarter of the 2009 fiscal year.

We have acquired distribution rights for seven films produced by unrelated third parties.  We earn distribution fees from these films that we release through all media including theatrical, home entertainment, foreign distribution, and digital distribution.

We released five motion pictures during the 2008 fiscal year, all of which we are distributing. Of the titles released one was our production and four were acquisitions. We expect to release at least five more titles during the 2009 fiscal year.

We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film Monster Night aka Trick or Treat. Monster Night was released in the fall of 2006. During the 2007 fiscal year we licensed the domestic and foreign video sales to a sub-distributor and terminated our production agreement with Majestic Entertainment. We will no longer produce films through National Lampoon Clubhouse.

The following is a list of the 11 motion pictures in our library that we either produced or acquired:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Monster Night	2006	National Lampoon Clubhouse, Inc.
National Lampoon’s Bag Boy	2008	National Lampoon, Inc.
National Lampoon’s Ratko the Dictator’s Son	2009	National Lampoon, Inc.
National Lampoon’s Jake’s Booty Call	2006	The Romp, Inc.
National Lampoon’s Electric Apricot: The Quest for Festaroo	2007	Bait Productions
National Lampoon’s Beach Party at the Treshold of Hell	2008	Threshold Productions, LLC
National Lampoon’s Homo Erectus	2009	Burnt Orange Development, LLC
National Lampoon’s One, Two, Many	2008	Breaking the Rules, LLC
National Lampoon’s Robodoc	2009	Robodoc, LLC.
National Lampoon’s Bar Starz	2009	OBX Productions
National Lampoon’s the Legend of Awesomest Maximus	2009	National Lampoon, Inc.

We no longer offer production services on third-party films. We earn revenues from providing production services for our own productions as well as third party productions that we acquire.

We are currently developing for production and/or acquiring approximately four projects per year which will carry the National Lampoon name. We have motion picture output agreements with a domestic home video distributor and a cable television broadcast company.  An output agreement guarantees a negotiated payment or advance for the distribution rights for films in development.  The minimum guarantee or advance may be paid over various points of production of the film or upon full delivery of the finished product.

We have agreements with independent third parties for the limited platform theatrical release and subsequent distribution of our films to home entertainment.  During the 2008 fiscal year, we released five films into a limited number of theaters in order to promote the rental and sale on DVD.

Our motion picture production and distribution revenues made up approximately 24% of our revenues during the 2008 fiscal year.

Licensing

We license our National Lampoon trademark for use in the titles of films.  We receive a license fee at the time we enter into the licensing agreement. Depending on our agreement with the motion picture studio or distributor, we also may receive royalties.  Some of our agreements provide us with “first dollar gross” participation, meaning that we receive a percentage of all money received by the distributor from the distribution of the motion picture in any type of media, while other agreements provide for participation solely in net profits or in gross profits.  Net profit participation is based upon a negotiated definition of net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses, while gross profit participation is based upon gross revenues, before any costs such as distribution fees, financing costs and other corporate costs are deducted.  It may take years for the studio or the distributor to recoup the license fee, minimum guarantee or advance and the expenses, or these costs may never be recovered.

We currently are a party to approximately 30 feature film branding agreements.  Pursuant to these agreements, once the film is released and begins earning revenues, the studio or distributor is entitled to recoup any licensing fee, minimum guarantee or advance it paid to us under the agreement and, if included in the agreement, interest.  Once this amount is recouped, our participation in the revenues earned by the film may begin.

The following is a list of the 31 motion pictures bearing our brand:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Animal House	1979	Universal Studios
National Lampoon Goes to the Movies	1981	United Artists
National Lampoon’s Class Reunion	1982	ABC/Disney
National Lampoon’s Vacation	1983	Warner Bros.
National Lampoon’s European Vacation	1985	Warner Bros.
National Lampoon’s Class of ’86	1986	Paramount
National Lampoon’s Christmas Vacation	1989	Warner Bros.
National Lampoon’s Loaded Weapon I	1993	New Line Cinema
National Lampoon’s Last Resort	1994	Trimark Studios
National Lampoon’s Attack of the 52 Women	1994	Showtime
National Lampoon’s Senior Trip	1995	New Line Cinema
National Lampoon’s Favorite Deadly Sins	1995	Showtime
National Lampoon’s Dad’s Week Off	1997	Paramount
National Lampoon’s The Don’s Analyst	1997	Paramount
National Lampoon’s Men in White	1998	Fox
National Lampoon’s Golf Punks	1998	Fox
National Lampoon’s Van Wilder	2001	Artisan
National Lampoon Presents Dorm Daze	2003	Independent
National Lampoon’s Gold Diggers	2005	Lady P&A LLC
National Lampoon’s Blackball	2005	First Look Entertainment
National Lampoon’s Going the Distance	2005	Think Films
National Lampoon’s Adam & Eve	2006	MRG Ent.
National Lampoon’s Barely Legal	2006	Motion Picture Corp./Sony Pic. Rel.
National Lampoon’s Cattle Call	2006	Cattle Call LLC
National Lampoon’s RepliKate	2003	Silver Nitrate
National Lampoon’s Pledge This!	2006	Street Alien/Silver Nitrate
National Lampoon’s Pucked (formerly Trouble with Frank)	2006	National Lampoon, Inc,
National Lampoon’s Jake’s Booty Call	2006	National Lampoon, Inc.
National Lampoon’s Dorm Daze II	2006	Independent
National Lampoon’s Van Wilder II	2006	Lion’s Gate
National Lampoon’s Van Wilder III: Freshman Year	2009	Tapestry Films, Inc./Paramount

We have derived a substantial portion of our revenues from license fees relating to the use of our name on new motion pictures and from royalties from previously released motion pictures bearing our brand, including movies such as National Lampoon's Animal House and National Lampoon's Vacation. Releasing a film with our brand enhances its ability to find distribution outlets. Once a film is released with our brand, we earn revenues from foreign sales, theatrical release, home video and DVD sales and rentals and pay-per-view. Our licensing fees made up approximately 49.5% of our revenues during the 2008 fiscal year.

National Lampoon Networks

National Lampoon Networks, Inc. (sometimes referred to in this report as "NLN") includes our Internet, television and field marketing activities. Because of our experience in the college and young adult market, we maintain affiliations with college campuses where we hold live events, film screening and distribution of promotional goods. Our customers, which are derived from various industries including the beverage, motion pictures, mobile phone and pharmaceutical industries, contract with us to provide these services.

NLN’s Internet properties comprise several Internet destination sites including NationalLampoon.com, DrunkUniversity.com, TOGATV.com, and KnuckleheadVideo.com.  These destination sites are also part of the National Lampoon Humor Network, an aggregated network of humor destinations on the Internet.

Our National Lampoon online networks now have over 200 affiliate websites and have acquired or launched over 60 websites.  We believe that we provide an appealing platform to those advertisers who want their commercial messages to reach targeted young adult markets because we provide an integrated marketing platform that includes Internet advertisers, on-air advertising, and field marketing.

We actively sell advertising space on these sites and networks in the form of video streamed advertisements, full-page takeover advertisements and banner advertisements, which we also provide for our titles in distribution.

We recently announced the launch of the National Lampoon Video Network where we entered into content distribution agreements with several Internet video portals including AOL, Joost, Veoh, Yahoo!, YouTube and others.  Our video network partners sell advertising space, including video streaming, and we receive a portion of the revenues earned.

NLN's television activities include delivering programming during the standard academic school year to more than 200 affiliated college and other television stations, reaching nearly two million college students in their dormitories and other places of residence. Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes comedic Internet and television programming to audiences through its network. NLN’s activities made up approximately 23% of our revenues during the 2008 fiscal year.

Publishing

During the 2006 fiscal year we began publishing our books. As of July 31, 2008, we had released 12 books including National Lampoon's Saddam Dump [Saddam Hussein's Trial Blog] , National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes , National Lampoon's Not Fit For Print , National Lampoon's Favorite Cartoons of the 21 st Century, National Lampoon's Van Wilder Guide to Graduating College In Eight Years or More, National Lampoon's Road Trip , National Lampoon's Animal House, National Lampoon's Help!, National Lampoon's Jokes Jokes Jokes 2, National Lampoon's Balls! and National Lampoon's Pimp it Yourself. We expect to release approximately two books per year going forward. Our publishing activities made up approximately 1% of our revenues during the 2008 fiscal year.

Radio

In March 2005 NL Radio, LLC was formed.  We hold a 25% interest in this entity.  NL Radio, LLC launched an entertainment radio format under our brand.  We have licensed the content of our radio library, as well as certain domain names, urls and websites, to NL Radio, LLC for this purpose.  NL Radio, LLC used samples of the programming, called “pilot programming,” to introduce the format and content to radio networks and local stations.  If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network.  Purchasers of the programming may broadcast segments of the programming at their discretion, such as during “drive time” or as late night programming.  The programming was launched on XM radio in fiscal 2007.  Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one hour comedy sketches and parodies.  We earn revenues from royalties when our programming is aired, ad sales, direct response advertising and product promotion arrangements.  We also receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand. Revenues from NL Radio, LLC made up less than 1% of our revenues during the 2008 fiscal year.

Travel Services Revenues

We discontinued offering travel services and we do not expect to earn revenues from this segment in the future.  During the year ended July 31, 2008, revenues from travel services made up 1.5% of our revenues.  These revenues were generated by the settlement of a legal action we brought against one of our vendors.

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

Advertising

NLN competes for advertisers with many other forms of advertising targeting the young adult market.  These competing forms of advertising media include other television and Internet advertising, radio, print, direct mail and billboard.  NLN’s current list of advertisers continues to grow but these advertisers are not contractually obligated to renew their advertising contracts or to purchase set amounts of advertising in the future.  We plan to continue to expand NLN by launching additional niche online networks and by growing our existing networks by adding new Internet sites and driving traffic to these sites. We have over 200 affiliates and have acquired or launched over 60 websites to date. We intend to concentrate our efforts on measured marketing and selling available advertising and marketing space on our expanding network. We intend to continue to create, produce and acquire programming for all of our web sites as well as our college television network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas. Although NLN’s advertising and promotion activities on the Internet have increased significantly during the 2008 fiscal year, NLN does not represent a significant presence in the advertising industry.

Intellectual Property

We own the common law trademark “National Lampoon™” as used to promote the sale of a variety of goods and services in the United States.  Pursuant to an agreement we originally entered into with The Harvard Lampoon, Inc. on October 8, 1969 and amended and restated on October 1, 1998, The Harvard Lampoon, Inc. has consented to our ownership and use of “National Lampoon”, and variations of that mark, on all goods and services, including motion pictures, television programming, radio programming, sound recordings, live performances and merchandising, restaurant, and travel and entertainment services, but expressly excluding any new magazine, periodical or pamphlet published under National Lampoon without the consent of The Harvard Lampoon, Inc., as well as firearms, tobacco products, addictive substances of any kind, articles of personal hygiene, and any items depicting explicit sex acts.  We may sublicense our rights to third parties so long as The Harvard Lampoon, Inc. has audit rights to our sublicense agreements with third parties and we enforce quality controls.  We cannot grant perpetual terms during which a sub-licensee can use the mark in a field (as opposed to a specific product or service).  Our rights to use the mark “National Lampoon” under the concurrent use agreement will terminate if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services.  We are required to pay The Harvard Lampoon, Inc. as follows:

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

The concurrent use agreement also provides that The Harvard Lampoon, Inc. will not authorize any party to use the word “Lampoon” during the term of the agreement without our written consent.  During the 2007 and 2008 fiscal years, we paid The Harvard Lampoon, Inc. $66,070 and $0, respectively, in accordance with the terms of this agreement.  We have accrued approximately $45,550 in royalties as of July 31, 2008 due to The Harvard Lampoon, Inc.

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

Employees

As of October 15, 2008 we had 24 full-time employees.  We also hire independent contractors, as needed.  We consider our employee relations to be satisfactory at the present time.

ITEM 1A.    RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related To Our Business Operations

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The factors described below raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit reports for the fiscal years ended July 31, 2008 and 2007.

We sustained a net loss of $1,686,974 and a net loss attributable to common stockholders of $3,272,572 for the fiscal year ended July 31, 2008.  As of July 31, 2008, we had an accumulated deficit of $42,944,258.  Our last profitable quarter was the quarter ended July 31, 2008 and our last profitable fiscal year was the fiscal year ended July 31, 2000.  We may not attain operating profits in the future.

We may be unable to meet our future capital requirements.  If we are unable to raise capital as we need it, we may have to curtail our operations.

We have not generated positive cash flow from operations over the past few years.  Our capital requirements have been and will continue to be significant.  In order to fund shortages of capital, we have borrowed money from our major stockholders and sold our securities.  Our major stockholders are not under any obligation to continue providing loans to us.

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

We may not be able to maintain the listing of our common stock on the American Stock Exchange.

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

We had until March 27, 2008 to provide the American Stock Exchange with a specific plan to achieve and sustain compliance with the continued listing standards.  We submitted a plan to the American Stock Exchange on March 27, 2008.  On May 16, 2008 we were notified by the American Stock Exchange that our plan was accepted. On September 18, 2008 we were notified that based on the staff’s review of the information we provided on August 25, 2008, the American Stock Exchange extended our deadline to regain compliance to November 15, 2008.

The American Stock Exchange accepted our plan but we are still in the process of implementing the plan and are not yet in compliance with the Company Guide.  The American Stock Exchange is continuing to monitor our progress toward compliance.

If we are unable to adequately remedy our non-compliance, the American Stock Exchange will likely delist our common stock.  If that were to happen, our common stock would once again be quoted on the OTC Bulletin Board.

We enter into agreements to develop ideas and properties however we may decide to abandon a project rather than to complete the development of it.

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

We depend on our trademark and related properties for a significant portion of our revenue.  Any erosion of our brand could have a material adverse effect on our business.

Our revenue is primarily derived from exploitation of our trademark, National Lampoon™.  Any erosion of brand recognition of that trademark and its related properties or our failure to adequately protect our intellectual property could have a material adverse effect on our business, results of operations and financial position.  Our business also depends upon the protection of the intellectual property rights that we have in our entertainment properties.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products.  Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In recent years, there has been significant litigation in the United States involving intellectual property rights.  We may become a party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of someone else’s intellectual property.  These claims and any resulting lawsuits could subject us to significant liability and invalidate some or all of our property rights.  Such litigation could also force us to take measures harmful to our operations, such as requiring us to stop selling certain products or to obtain a license from the owner of infringed intellectual property.  Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention from our business and materially adversely affect our financial condition and results of operations

We depend on the services of Daniel S. Laikin.  If we were to lose Mr. Laikin’s services, it could have a material, adverse effect on our business.

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

We license the use of the word “Lampoon” from The Harvard Lampoon, Inc. pursuant to an agreement we originally entered into on October 8, 1969.  Pursuant to this agreement, as it was amended and restated on October 1, 1998, we would lose our right to use the word “Lampoon” in our mark if, for a period of 12 consecutive months, we failed to be actively engaged in good faith efforts to produce or to market our products and services.  Loss of the use of the word “Lampoon” in our mark would have a material adverse effect on our business and results of operations.

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

We believe that our performance and future success will depend in large part upon our ability to attract and retain highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in the entertainment industry, as and when we need them.  If we do not succeed in attracting skilled personnel when we need them or in retaining our current personnel, our business could be adversely affected.  Competition for such individuals, especially creative and technical talent, is intense.  We have in the past experienced, and expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications.

Risks Related To National Lampoon Networks, Inc.

If National Lampoon Networks, Inc. is not successful in increasing its advertising revenues, it may not be able to operate profitably.

During the 2008 fiscal year, advertising, promotion and licensing revenue earned by our subsidiary National Lampoon Networks, Inc. accounted for approximately 13% of all the revenue we earned.  National Lampoon Networks, Inc. earns advertising revenue through its various Internet websites, on-air advertising during its programming as well as through live promotional events. Our plan is to increase our revenue by increasing National Lampoon Networks’ online programming and expanding its network. We plan to continue to expand National Lampoon Networks by launching additional niche online networks and by growing our existing networks by adding new Internet sites and driving traffic to these sites. We have over 200 affiliates and have acquired or launched approximately 60 websites to date. We intend to concentrate our efforts on measured marketing and sell available advertising and marketing space on our expanding network. We intend to continue to create, produce and acquire programming for all of our web sites as well as our college television network and to capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.  If National Lampoon Networks, Inc. is unable to continue to increase its programming and expand its Internet network as planned, it may not be able to operate profitably.

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

Failure to continue to develop content that attracts National Lampoon Networks’ targeted audience or a decline in the strength of the National Lampoon brand could cause a decrease in the size of the audience or it could change the demographics of the audience, resulting in a loss of advertising revenue.

The future success of National Lampoon Networks depends on its ability to continue to develop or license content that is interesting and engaging to its targeted audience, which is primarily comprised of young adults.  In addition, the success of its business will depend, to a large extent, upon the continued brand strength of the National Lampoon trademark and associated logos.  The strength of the brand will depend, among other things, upon continued promotion of the brand by National Lampoon Networks.  If the young adult audience determines that National Lampoon Networks’ content does not reflect its tastes, or if the tastes of the young adult audience change and we do not react to those changes effectively or in a timely manner, or if our brand becomes less appealing to young adults, then audience size could decrease or the demographic characteristics of the audience could change.  Any such occurrence would adversely affect the ability of National Lampoon Networks to attract advertisers and may also negatively impact our revenues.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our corporate offices are located in West Hollywood, California. We occupied these premises under a sublease agreement that expired in April 2007. Since that time, we have occupied the premises on a month-to-month basis. During the 2008 fiscal year, our lease obligation totaled $218,631.

ITEM 3.    LEGAL PROCEEDINGS

RP Holdings, Inc. v. National Lampoon Clubhouse, Inc. et al.  On or about April 10, 2008, RP Holdings, Inc. filed a complaint, No. SCO97777, in the Superior Court of Los Angeles County, California, alleging breach of contract and other common law and statutory claims.  On June 4, 2008, the parties entered into a Settlement Agreement and Release.  Pursuant to the Settlement Agreement and Release, RP Holdings, Inc. agreed to dismiss the complaint against us in exchange for a payment of $15,000 to be made in four installments. We made the first installment on June 6, 2008.  As of October 15, 2008 three of the four required installments were paid.

Brightcove Inc. v. National Lampoon, Inc.  On or about March 11, 2008, Brightcove Inc. filed a complaint, CA No MICV2008-1006 Trial Court Civil Action 08-1006, in the Superior Court of Middlesex County, Massachusetts, alleging breach of contract, intentional tort and other common law and statutory claims.  On May 23, 2008, the parties entered into a Settlement Agreement and Release.  Brightcove Inc. agreed to dismiss the complaint against us in exchange for the payment of $84,122 to be made in six installments.  We made the first installment on May 23, 2008 and as of October 15, 2008 five of the six required installments were made.

       National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). The Company filed this complaint on July 27, 2006. The action arose from an agreement the Company had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. The Company alleged that Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to the Company's competitors. In our complaint, we alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. On February 4, 2008, the Company entered into a settlement agreement with Alma Investments. The Company agreed to dismiss the complaint against Alma Investments in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue earned by National Lampoon Tours, our wholly owned subsidiary, and applied entirely towards approximately $143,000 in legal fees directly related to the case. The remaining balance was written off by our attorneys.

Screen Actor’s Guild v. National Lampoon Clubhouse, Inc.  During late 2006, the Screen Actor’s Guild (“SAG”) filed claims against National Lampoon Clubhouse, Inc. (“Clubhouse”) for unpaid wages and pension, health and welfare benefits incurred for the filming of Monster House aka Trick or Treat.  SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefits in the amount of approximately $30,000 under the SAG agreement.  Clubhouse disputes these claims and intends to vigorously defend this action.  Due to recent changes within SAG the arbitration is being rescheduled to a date to be determined some time during the first quarter of fiscal 2009.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against us for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleges that we did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000.  ACDC also alleges that it does not owe distribution fees to us for marketing, publicity, promotional and advertising services that we provided.  We allege that we provided these services and that they have a value in excess of $290,000.  On September 23, 2008 we entered into a settlement agreement with the plaintiffs dated July 16, 2008.  We agreed to dismiss the complaint against the plaintiffs in exchange for a payment of $20,000, which was made to us upon the execution of the settlement agreement, and the right to retain 75% of the receipts after payments to unions and guilds until we have been paid an additional sum of $180,000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 20, 2008.  The matters voted upon at the meeting included the election of directors, the ratification of the appointment of Weinberg & Company, P.A. as our independent auditors for the fiscal year ended July 31, 2008 and an increase to the number of shares of common stock included in the National Lampoon, Inc. Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan.  7,968,625 shares were required to pass these actions.  The results of the voting were as follows:

Election of Directors

Name of Nominee	For	Against	Abstain

Daniel S. Laikin	10,282,729		493,838
Timothy S. Durham	10,270,186		506,381
Paul Skjodt	10,280,697		495,870
Robert Levy	10,742,270		21,451
James P. Jimirro	9,566,381		1,210,185
Duncan Murray	10,752,970		23,597
James Toll	10,281,818		494,749

Ratification of Weinberg & Company, P.A. as our independent auditors for the fiscal year ended July 31, 2008.

For	Against	Withheld

10,773,597	1,787	1,808

Increase the number of shares of common stock included in the National Lampoon, Inc. Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan.

For	Against	Withheld

11,391,033	1,096,491	61,373

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

On June 25, 2008, 3 of our largest stockholders, Daniel S. Laikin, our Chief Executive Officer and a director, and Timothy Durham and Paul Skjodt, both directors, approved the following proposals by written consent:

•	approval of an amendment to our Certificate of Incorporation requiring us to pay, on a quarterly basis, dividends accrued on our Series B Convertible Preferred Stock;

•
approval of an amendment to the Certificate of Designations, Preferences, Rights and Limitations of our Series C Convertible Preferred Stock requiring us to pay, on a quarterly basis, dividends accrued on our Series C Convertible Preferred Stock; and

•	approval of an agreement that will allow us to issue our securities as payment for loans made to us by Messrs. Laikin and Durham.

As of June 25, 2008, we had the equivalent of 16,057,155 shares of common stock available to vote for these actions.  Collectively, Messrs. Laikin, Durham and Skjodt voted a total of 8,204,322 shares in favor of the actions, which represents a majority of the shares of voting stock that are issued and outstanding.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until March 24, 2002, when we were delisted from the Nasdaq Small Cap Market (now the Nasdaq Capital Market) for failing to meet certain listing requirements, our common stock traded on the Nasdaq Small Cap Market under the symbol JTWO.  From March 25, 2002 until October 25, 2002, our common stock traded on the OTC Bulletin Board under the symbol JTWO.  On October 25, 2002, our common stock symbol changed to NLPN.  On March 11, 2005 we submitted an application to the American Stock Exchange to be traded under the ticker symbol NLN.  On July 21, 2005 the American Stock Exchange notified us that the application was approved.  On August 2, 2005 our stock ceased trading on Over the Counter Bulletin Board and on August 3, 2005 it began trading on the American Stock Exchange.  The table below sets forth the range of the high and low sales prices of our common stock for each quarter for the last two fiscal years as reported by American Stock Exchange.

	High	Low
Fiscal Year Ended July 31, 2008
First Quarter Ended October 31, 2007	$2.55	$1.65
Second Quarter Ended January 31, 2008	$2.50	$1.79
Third Quarter Ended April 30, 2008	$2.18	$1.52
Fourth Quarter Ended July 31, 2008	$2.05	$1.40

	High	Low
Fiscal Year Ended July 31, 2007
First Quarter Ended October 31, 2006	$2.00	$1.10
Second Quarter Ended January 31, 2007	$2.61	$1.85
Third Quarter Ended April 30, 2007	$2.15	$1.71
Fourth Quarter Ended July 31, 2007	$2.41	$1.85

As of October 15, 2008, we had approximately 324 stockholders of record.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Dividends accrue on our Series B and Series C Convertible Preferred Stock.  Dividends accrue on a daily basis and continue until the date on which the dividends are paid or upon the earlier to occur of (i) the date of a Liquidation Event, or (ii) the date on which the Series B or Series C Convertible Preferred Stock is converted.  We are required to pay the dividends on January 31, April 30, July 31 and October 31.  Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B or Series C Convertible Preferred Stock plus all accumulated and unpaid dividends thereon (compounding annually).  Dividends that accrue on our Series B and Series C Convertible Preferred Stock must be paid with our common stock or with our Series D Convertible Preferred Stock.

Dividends on the Series B and Series C Convertible Preferred Stock are computed using the closing price of the common stock, as reported by the exchange or regulated quotation service on which our common stock is traded, on the trading date immediately preceding the date that we become liable to pay the dividend.  If no trades were made on that date, then the number of shares to be issued will be computed using the closing price of the last date on which trades were made and reported.  As of July 31, 2008, dividends totaling $4,950,865 accrued to our Series B and Series C Convertible Preferred Stock which requires us to issue 206,742 shares of common stock and 72,385 shares of Series D Convertible Preferred Stock in payment of the Series B Convertible Preferred Stock dividends and 290,466 shares of common stock and 75,862 shares of our Series D Convertible Preferred Stock in payment of the Series C Convertible Preferred Stock dividends based on a closing price of $1.43 per share on July 30, 2008 as reported by the American Stock Exchange.

Equity Compensation Plans

Set forth in the table below is information regarding awards made during the fiscal year ended July 31, 2008 pursuant to our two equity compensation plans, the National Lampoon, Inc. 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan and the National Lampoon, Inc. 2005 Consultant Plan, as well as any other individual compensation arrangement under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity Compensation Plan Approved by Security Holders	6,508,722	2.51	(15,371)(2)

Equity Compensation Plan Not Approved by Security Holders	N/A	N/A	N/A

(1) This number reflects the number of shares of our common stock covered by options that have been granted from the National Lampoon, Inc. 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan.  We have issued 204,439 shares of common stock from the National Lampoon, Inc. 2005 Consultant Plan. As of July 31, 2008, 45,561 shares of common stock are available for issuance from the National Lampoon, Inc. 2005 Consultant Plan. Our Board of Directors approved an increase in the number of shares to be included in the National Lampoon, Inc. 2005 Consultant Plan from 250,000 to 500,000. However, we must submit an application to list these shares with the American Stock Exchange before they can be issued. We intend to submit an application to list the additional shares as soon as possible.

(2) This number represents the shares of common stock issuable upon exercise of outstanding options, warrants and rights in excess of the number of shares available in the National Lampoon, Inc. 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan.  Our Board of Directors and our stockholders approved an increase in the number of shares to be included in the National Lampoon, Inc. 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan from 6,500,000 to 11,000,000. However, we must submit an application to list these shares with the American Stock Exchange before they can be issued. We intend to submit an application to list the additional shares as soon as possible.

Sales of Unregistered Securities

On July 9, 2008, we issued 2,525 shares of our common stock having a designated price of $1.98 per share and a total value of $5,000 and granted warrants to purchase 20,000 shares of common stock having an exercise price of $1.98, a term of two years and a total value of $12,951, as part of the acquisition cost of a 51% ownership interest in JerkAss, LLC.  The price per share was the subject of arm’s length negotiations between us and the seller, Richard Lorbach.

On July 9, 2008, we issued 12,315 shares of our common stock having a designated price of $2.03 per share with a total value of $25,000 and granted warrants to purchase 20,000 shares of common stock having an exercise price of $2.50, a term of two years and a total value of $6,489, as part of the acquisition cost of 100% of the assets of Comedy Express, Inc. The price per share was the subject of arm’s length negotiations between us and the sellers, who were the shareholders of Comedy Express, Inc.

On July 9, 2008, we issued 12,380 shares of our common stock having a designated price of $2.02 per share with a total value of $25,000, as part of the total acquisition cost of $65,000 for the assets of Zing Fu Enterprises, LLC.  6,190 shares were issued to Robert Ralian and 6,190 shares were issued to Richard Lorbach. The price per share was the subject of arm’s length negotiations between us and the sellers, Robert Ralian and Richard Lorbach.

On July 9, 2008, we issued 8,334 shares of our common stock having a designated price of $1.80 per share with a total value of $15,000, as part of the acquisition cost of the assets of Drunk University from Site Hub, Inc. The price per share was the subject of arm’s length negotiations between us and the seller, Sam Elhag.

On July 9, 2008 we issued 10,000 shares of our common stock having a designated price of $2.05 per share and capitalized $20,500 as capitalized production costs for the purchase of a script.  The price per share was the subject of arm’s length negotiations between us and the seller, Sam Elhag.

On July 31, 2008, we issued 87,411 shares of our common stock having a designated price of $1.43 per share with a total value of $125,000 for the acquisition of 100% of the assets of FFM, Inc.  The price per share was the subject of arm’s length negotiations between us and the sellers, Ryan Thompson, Alan R. Wood and Sean DeFreitas.

On July 31, 2008, we issued 44,520 shares of common stock having a designated price of $1.46 per share with a total value of $65,000 for the acquisition of 100% of the assets of Rivalfish, LLC.  The price per share was the subject of arm’s length negotiations between us and the sellers, Michael Raspatello, Jonah Ansell and Scott Merz.

On July 31, 2008, we issued 6,868 shares of common stock having a designated price of $1.82 per share with a total value of $12,500 as part of the acquisition cost of 100% of the assets of 100k Tools, LLC.  The price per share was the subject of arm’s length negotiations between us and the sellers, Ming Hou and Brad Mills.

On July 31, 2008, we issued 39,285 shares of common stock having a designated price of $1.40 per share with a total value of $55,000 for the acquisition of 100% of the assets of Alle Von Technologies, LLC.  The price per share was the subject of arm’s length negotiations between us and the seller, Glenn Fogerty.

Unless otherwise noted, we relied on section 4(2) of the Securities Act of 1933 to issue the securities.

ITEM 6    SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We are a media and entertainment company that creates and distributes comedic content.  The National Lampoon brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the use of our name on motion pictures, including National Lampoon's Animal House and National Lampoon's Vacation.  Our plan is to expand the use of our brand in order to increase the revenues we generate through license fees, advertising and other sources.  We are pursuing this plan as follows:

Motion Picture Production and Distribution

We produce feature films. Historically, motion pictures that carry our brand had been produced and financed by third parties. We decided to develop, produce and distribute motion pictures under the National Lampoon name in order to control both the creative process and the distribution of the films and also to build a film library and to expand our brand visibility.

As part of our plan to increase the visibility of our brand in the film industry and to expand our film library we also began acquiring and branding third-party films for distribution in the U.S. and internationally.  For third party films we pay finishing and prints and advertising costs that are recouped through U.S. theatrical, home entertainment and international sales.

In October 2006 we invested in Red Rock Pictures Holdings, Inc. (“Red Rock”).  We currently own approximately 14% of Red Rock’s outstanding capital stock.  Red Rock was formed for the purpose of providing financing and consulting services related to the production and exploitation of motion pictures. We have completed production on two films in partnership with Red Rock, National Lampoon’s Bag Boy and National Lampoon’s Ratko, the Dictator’s Son. National Lampoon’s Bag Boy was delivered during the year ended July 31, 2008 and National Lampoon’s Ratko: the Dictator’s Son is scheduled to be delivered during the first quarter of the 2009 fiscal year.

We are in post production on our third title, National Lampoon’s The Legend of Awesomest Maximus that we expect to deliver by the third quarter of the 2009 fiscal year.

We acquired distribution rights for seven films produced by unrelated third parties including National Lampoon's Jake's Booty Call , National Lampoon's Homo Erectus , National Lampoon Presents Beach Party at the Threshold of Hell, National Lampoon Presents Electric Apricot, National Lampoon Presents One, Two Many, National Lampoon’s Robodoc and National Lampoon’s Bar Starz. We earn distribution fees from these films that we release through all media including theatrical, home entertainment, foreign distribution, and digital distribution.

We released five motion pictures during the 2008 fiscal year, all of which we are distributing. Of our own titles we released National Lampoon's Bag Boy and of our acquisitions we released National Lampoon’s Jake’s Booty Call, National Lampoon’s One Two, Many, National Lampoon Presents Beach Party on the Threshold of Hell and National Lampoon’s Electric Apricot. We expect to release five more titles during the 2009 fiscal year.

We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film Monster Night aka Trick or Treat. Monster Night was released in the fall of 2006. During the 2007 fiscal year we licensed the domestic and foreign video sales to a sub-distributor and terminated our production agreement with Majestic Entertainment. We will no longer produce films through National Lampoon Clubhouse.

The following is a list of the 11 motion pictures in our library that we either produced or acquired:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Monster Night	2006	National Lampoon Clubhouse, Inc.
National Lampoon’s Bag Boy	2008	National Lampoon, Inc.
National Lampoon’s Ratko the Dictator’s Son	2009	National Lampoon, Inc.
National Lampoon’s Jake’s Booty Call	2006	The Romp, Inc.
National Lampoon’s Electric Apricot: The Quest for Festaroo	2007	Bait Productions
National Lampoon’s Beach Party at the Treshold of Hell	2008	Threshold Productions, LLC
National Lampoon’s Homo Erectus	2009	Burnt Orange Development, LLC
National Lampoon’s One, Two, Many	2008	Breaking the Rules, LLC
National Lampoon’s Robodoc	2009	Robodoc, LLC.
National Lampoon’s Bar Starz	2009	OBX Productions
National Lampoon’s the Legend of Awesomest Maximus	2009	National Lampoon, Inc.

We no longer offer production services on unrelated third-party films. We earn revenues from providing production services on our own productions as well as third party productions that we acquire. Our production services are included in the production budget and are recorded as the production’s capitalized production costs.

We are currently developing for production and/or acquiring approximately four projects per year which will carry the National Lampoon name. We have motion picture output agreements with a domestic home video distributor and a cable television broadcast company.  An output agreement guarantees a negotiated payment or advance for the distribution rights for films in development.  The minimum guarantee or advance may be paid over various points of production of the film or upon full delivery of the finished product.

We have agreements with independent third parties for the limited platform theatrical release and subsequent distribution of our films to home entertainment.  During the 2008 fiscal year, we released five films as “platform theatrical releases” which is the release of a motion picture in a small number of theaters in order to promote the home entertainment sales.

For the fiscal year ended July 31, 2008, revenues derived from motion picture production and distribution totaled approximately $1,795,056 or approximately 24% of all the revenues we earned during the year.

Licensing

We license our National Lampoon trademark for use in the titles of films.  We receive a license fee at the time we enter into an agreement allowing use of the National Lampoon trademark.  Depending on our agreement with the motion picture studio or distributor, we also may receive royalties.  Some of our agreements provide us with “first dollar gross” participation, meaning that we receive a percentage of all money received by the distributor from the distribution of the motion picture in any type of media, while other agreements provide for participation solely in net profits or in gross profits.  Net profit participation is based upon a negotiated definition of net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses, while gross profit participation is based upon gross revenues, before any costs such as distribution fees, financing costs and other corporate costs are deducted.  It may take years for the studio or the distributor to recoup the license fee, minimum guarantee or advance and the expenses, or these costs may never be recovered by the studio.

We currently are a party to approximately 30 feature film branding agreements.  Pursuant to these agreements, once the film is released and begins earning revenues, the studio or distributor is entitled to recoup any licensing fee, minimum guarantee or advance it paid to us under the agreement and, if included in the agreement, interest.  Once this amount is recouped, our participation in the revenues earned by the film may begin.

The following is a list of the 31 motion pictures bearing our brand:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Animal House	1979	Universal Studios
National Lampoon Goes to the Movies	1981	United Artists
National Lampoon’s Class Reunion	1982	ABC/Disney
National Lampoon’s Vacation	1983	Warner Bros.
National Lampoon’s European Vacation	1985	Warner Bros.
National Lampoon’s Class of ’86	1986	Paramount
National Lampoon’s Christmas Vacation	1989	Warner Bros.
National Lampoon’s Loaded Weapon I	1993	New Line Cinema
National Lampoon’s Last Resort	1994	Trimark Studios
National Lampoon’s Attack of the 52 Women	1994	Showtime
National Lampoon’s Senior Trip	1995	New Line Cinema
National Lampoon’s Favorite Deadly Sins	1995	Showtime
National Lampoon’s Dad’s Week Off	1997	Paramount
National Lampoon’s The Don’s Analyst	1997	Paramount
National Lampoon’s Men in White	1998	Fox
National Lampoon’s Golf Punks	1998	Fox
National Lampoon’s Van Wilder	2001	Artisan
National Lampoon Presents Dorm Daze	2003	Independent
National Lampoon’s Gold Diggers	2005	Lady P&A LLC
National Lampoon’s Blackball	2005	First Look Entertainment
National Lampoon’s Going the Distance	2005	Think Films
National Lampoon’s Adam & Eve	2006	MRG Ent.
National Lampoon’s Barely Legal	2006	Motion Picture Corp./Sony Pic. Rel.
National Lampoon’s Cattle Call	2006	Cattle Call LLC
National Lampoon’s RepliKate	2003	Silver Nitrate
National Lampoon’s Pledge This!	2006	Street Alien/Silver Nitrate
National Lampoon’s Pucked (formerly Trouble with Frank)	2006	National Lampoon, Inc,
National Lampoon’s Jake’s Booty Call	2006	National Lampoon, Inc.
National Lampoon’s Dorm Daze II	2006	Independent
National Lampoon’s Van Wilder II	2006	Lion’s Gate
National Lampoon’s Van Wilder III: Freshman Year	2009	Tapestry Films, Inc./Paramount

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

Additionally, we have completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation.  We have submitted the audit reports to Warner Bros. and have started negotiations to recover royalties we believe we are owed.  Based on the audit reports we expect a favorable outcome from the negotiations.

For the fiscal year ended July 31, 2008, revenues derived from licensing, exclusive of publishing revenues but including the revenues earned by NL Radio LLC, as described below, totaled approximately $3,697,024 or approximately 49.5% of all the revenues we earned during the year.

National Lampoon Networks

National Lampoon Networks, Inc. (sometimes referred to in this report as "NLN") includes our Internet, television and field marketing activities.  We believe that, because of its integrated marketing platform that includes Internet advertisers, on-air advertising, and field marketing, NLN provides an appealing platform to advertisers who want their commercial messages to reach the college age market.  Aside from providing an outlet for advertisers targeting the college market, NLN develops, produces and distributes comedic Internet and television programming to audiences through its network.

NLN’s Internet properties comprise several Internet destination sites.  These include NationalLampoon.com, DrunkUniversity.com, TOGATV.com and KnuckleheadVideo.com.  We have acquired other websites and we continue making such acquisitions on a regular basis.  We have focused substantial resources toward launching these websites, and we plan to continue doing so on an ongoing basis.  These destination sites are also part of National Lampoon’s online networks, which include the National Lampoon Humor Network and the Drunk University Network.  These are aggregated online networks of more than 200 of the most popular humor and college lifestyle destination sites on the Internet.  We sell advertising space on our websites and networks in the form of video streamed advertisements, full page takeover advertisements and banner advertisements.  We also are actively engaged in creating “branded entertainment” as well as custom promotional content production and distribution for these Internet destinations.

We recently announced the launch of the National Lampoon Video Network where we entered into content distribution agreements with several Internet video portals including AOL, Joost, Veoh, Yahoo!, YouTube and others.  These partners sell advertising space, including video streaming and we receive a portion of the revenues earned.

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

For the fiscal year ended July 31, 2008, revenues derived from National Lampoon Networks, exclusive of licensing revenues, totaled approximately $1,762,467 or approximately 23% of all the revenues we earned during the year.

Publishing

During the 2006 fiscal year we began publishing our books.  As of July 31, 2008, we have released 12 books including National Lampoon's Saddam Dump [Saddam Hussein's Trial Blog], National Lampoon's Magazine Rack, National Lampoon's Jokes Jokes Jokes, National Lampoon’s Not Fit For Print, National Lampoon’s Favorite Cartoons of the 21st Century, National Lampoon’s Van Wilder Guide to Graduating College In Eight Years or More, National Lampoon’s Road Trip, National Lampoon’s Animal House, National Lampoon’s Help!, National Lampoon’s Jokes Jokes Jokes 2, National Lampoon’s Balls! and National Lampoon’s Pimp it Yourself. Two more books, How Dumb Are You? and Hello Junk Mail will be released during the second and third quarters of the 2009 fiscal year. We expect to release approximately two books per year.

For the fiscal year ended July 31, 2008, revenues derived from our publishing activities totaled approximately $71,017, or approximately 1% of all the revenues we earned during the year.

Radio

In March 2005, NL Radio, LLC was formed.  We hold a 25% interest in this entity.  In October 2006, NL Radio, LLC launched an entertainment radio format under our brand.  We have licensed the content of our radio library, as well as certain domain names, URLs and websites to NL Radio, LLC for this purpose.  NL Radio, LLC used samples of the programming, called “pilot programming”, to introduce the format and content to radio networks and local stations.  If the programming is sold to a network it may be syndicated, meaning that it would be distributed to stations affiliated with the network.  Purchasers of the programming may broadcast segments of the programming at their discretion, such as during "drive time" or as late night programming.  Programming was launched on XM radio during the fiscal year ended July 31, 2007.  Our radio library includes approximately 80 hours of National Lampoon radio programming consisting primarily of one to two minute short comedy routines and one-hour comedy sketches and parodies.  Revenue is earned from ad sales, direct response advertising and product promotion arrangements.  We receive a licensing fee equal to 8% of the gross receipts received by NL Radio, LLC from all sources in connection with any use of our brand.

For the fiscal year ended July 31, 2008, revenues derived from NL Radio totaled approximately $2,420, or less than 1% of all the revenues we earned during the year.

Travel Services Revenues

We no longer provide travel services and no further revenues are expected to be earned from this segment of our business. During the year ended July 31, 2008, revenue attributable to travel services totaled approximately $110,000 or 1.5% of our revenues. This revenue resulted from the settlement of a legal action.

Business Objective

We intend to provide National Lampoon comedic content to as many consumers as possible by expanding the use of our brand in the following ways:

•
We plan to continue to expand NLN by launching additional niche online networks and by growing our existing networks by adding new affiliate Internet sites and driving traffic to these sites.  We have over 200 affiliates and have acquired or launched over 60 websites to date.  We are concentrating our efforts on measured marketing and on selling available advertising and marketing space on our expanding network.  We plan to continue to create, produce and acquire programming for all of our web sites as well as for our college television network and capitalize on our expertise in the college and young adult market to continue to grow revenue in these areas.

•
We intend to expand our film library by increasing the number of film products we produce internally.  We currently have two films in post production and one film completed and we are actively developing several new projects. We have finalized domestic and international distribution arrangements for all of our titles.  The domestic distribution arrangement includes a number of home video distributors and retailers and a domestic cable provider.  In some cases we are guaranteed a minimum payment upon delivery of the film to the respective broadcaster or distributor.

•	We plan to capitalize on our reputation and relationships with independent studios and other multimedia companies to expand the use of the National Lampoon brand.

•	We plan to create new licensing opportunities in markets outside of film, television and publishing, such as games, records, radio programming and live events.

•	NLN continues to maintain a presence at third-party events and provide field marketing campaigns for various advertisers. However, we no longer produce our own events.

•
We began publishing and distributing books we created to continue capitalizing on the National Lampoon brand.  During the 2007 fiscal year we published 8 books and during the 2008 fiscal year we published 4 more books. We have two books scheduled to be published during the 2009 fiscal year and our plan is to release two books per year going forward.

•	During the 2008 fiscal year, NL Radio, LLC launched an entertainment radio format using our brand with a 24 hour/7 day-a-week channel on XM Satellite Radio. We own a 25% interest in NL Radio, LLC.

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

Investments.  We account for our investments in equity securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We have classified our investments as available for sale securities, and such securities are carried at fair value.  The fair values for marketable equity securities are based on quoted market prices.  Unrealized gains or losses, net of tax, are included as a component of accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other income (loss).

Reorganization Transaction

In the discussion below, we sometimes refer to the “Reorganization Transaction”.  The Reorganization Transaction occurred on May 17, 2002, when a group of investors that we refer to as “the NLAG Group” completed the acquisition of our Series B Convertible Preferred Stock and warrants to purchase our common stock, thereby gaining voting control of our company.

Results of Operations

We operate in five business segments, namely, licensing and exploitation of the National Lampoon trademark and related properties including the sale of products to consumers and publishing of copyrighted material; advertising and promotion through our Internet websites, field marketing, live events and television programming on college campuses; production of film and television products; the sale of travel packages to young adults, although we have discontinued all such services and have no plans to offer them in the future; and distribution.

Segment operating income (loss) excludes the amortization of intangible assets, interest income, interest expense, other income and expenses, minority interest, equity in investee loss and income taxes.  Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments.

Year ended July 31, 2008 as compared to the year ended July 31, 2007

Summarized financial information for the years ended July 31, 2008 and 2007 for our segments is as follows:

	Licensing &	Advertising &			Travel
	Publishing	Promotion	Production	Distribution	Services	Total
Fiscal Year Ended July 31, 2008
Segment revenue	$3,770,461	$1,762,467	$395,278	$1,399,778	$110,000	$7,437,984
Segment operating loss	$(74,545)	$(508,592)	$(54,126)	$(734,337)	$(215,556)	$(1,587,156)
Depreciation expense	$14,469	$3,866	$—	$—	$—	$18,335
Fiscal Year Ended July 31, 2007
Segment revenue	$4,078,738	$1,975,827	$44,500	$—	$—	$6,099,065
Segment operating income (loss)	$1,421,273	$(2,944,690)	$(724,111)	$—	$—	$(2,247,528)
Depreciation expense	$8,415	$5,254	$—	$—	$—	$13,669

Since the Reorganization Transaction, our business has changed.  As a result of our acquisition of National Lampoon Networks, we began creating programming for this division and undertaking advertising and promotion activities.  We also began publishing National Lampoon Books.  In the table above, licensing and publishing revenues include the licensing of our name and sale of our books; advertising and promotion revenues represents the revenue earned by National Lampoon Networks which includes online and cable advertising as well as advertising and promotion of the films released; production revenues include films, television and home entertainment; distribution revenues includes theatrical, home entertainment and digital distribution of our titles; and travel services represents the revenues earned by National Lampoon Tours, Inc. however we no longer offer travel services.

        A reconciliation of segment operating loss to net loss before income taxes for the years ended July 31, 2008 and 2007 is as follows:

	July 31, 2008	July 31, 2007
Total segment operating (loss)	$(1,587,156)	$(2,247,528)
Amortization of intangible assets	(247,333)	(242,502)
Interest expense	(295,071)	(51,299)
Interest Income	-	5,832
Equity in investee loss	-	(800)
Write off of royalty payable	396,250	-
Other income/expense	46,336	32,127
Net loss before minority interest and income taxes	$(1,686,974)	$(2,504,170)

Licensing Revenue and Publishing Revenue

Licensing and publishing revenues were $3,770,461 for the year ended July 31, 2008, as compared to $4,078,738 for the year ended July 31, 2007, representing a decrease of $308,277 or 8%. The decrease for the twelve month period was partly attributable to a decrease of $1,955,077, or approximately 69%, in motion picture royalty payments which totaled $892,826 during the year ended July 31, 2008 compared to $2,847,903 during the year ended July 31, 2007. This decrease was partly due to a settlement that we reached with Universal Studios during the 2007 fiscal year for unpaid royalties related to the exploitation of National Lampoon’s Animal House. The amount totaled $2.24 million and no such settlement occurred during the year ended July 31, 2008. Additionally, video royalty revenues were $179,878 for the year ended July 31, 2008, as compared to $848,202 for the year ended July 31, 2007, representing a decrease of $668,324 or approximately 79%. Of the amount we received during the 2007 fiscal year, $662,295 related to our settlement with Universal Studios. The decrease in royalties was offset by increased revenues during the year ended July 31, 2008 of $1,492,196 derived from sales of international distribution licenses for two of our titles compared to $0 in such revenues for the same period in the prior year, as well as television license revenues of $1,009,772 for the year ended July 31, 2008, compared to $117,796 for the year ended July 31, 2007, representing an increase of $891,976 or 757%. The increase was primarily due to sales of one of our titles to Comedy Central. These increases were offset by a decrease in Internet license revenues of $73,971, or approximately 60%, to $49,432 for the year ended July 31, 2008, compared to $123,403 for the year ended July 31, 2007. The decrease was partly due to a reduction in royalties that resulted from the termination of two relationships during the first quarter of the 2008 fiscal year. During the 2007 fiscal year, these relationships generated royalties in the amount of $112,338. During the 2008 fiscal year, as a result of the termination of these relationships, we received royalties of only $30,000. Publishing revenues net of reserve for returns were $71,017 for the year ended July 31, 2008, as compared to $125,891 for the year ended July 31, 2007, representing a decrease of $54,874 or 44%. The decrease for the twelve month period was due to the decreased number of books published.

Costs related to licensing revenues were $77,858 for the year ended July 31, 2008, as compared to $155,842 for the year ended July 31, 2007, representing a decrease of $77,984 or 50%. The decrease in costs related to license revenues resulted primarily from a decrease of $77,984 in royalty and commission expense to $77,857 during the year ended July 31, 2008, from $155,841 during the year ended July 31, 2007.

There was an increase of $750,200 in amortization and impairment of capitalized production costs to $1,348,473 for the year ended July 31, 2008 compared to $598,273 for the year ended July 31, 2007. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized film production costs of $1,136,471 due to recognition of domestic and international licensing revenue from the release of National Lampoon’s Bagboy and $119,394 due to revenue recognition for domestic and international licensing of five other film titles. In addition we had $92,086 in amortization of production costs for the production and distribution of a video of a live show that was completed during the year ended July 31, 2008. The increase in amortization of capitalized production costs was offset by a decrease in amortization of capitalized production costs of $408,897 recorded for the permanent impairment of National Lampoon’s Trick or Treat as well as a write off totaling $133,858 for the remaining capitalized production costs during the year ended July 31, 2007.

The increase in costs related to publishing revenues for the year ended July 31, 2008 resulted from an increase of $125,154 in these costs, consisting of $104,971 in amortized publishing costs and $20,183 in direct publishing costs as compared to $0 in costs related to publishing revenues incurred during the year ended July 31, 2007.  We recorded these costs against sales during the year ended July 31, 2007.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $1,762,467 during the year ended July 31, 2008, as compared to $1,975,827 for the year ended July 31, 2007, representing a decrease of $213,360 or 11%. Of the $1,762,467 in advertising and promotion revenues we earned, $983,065 was earned by National Lampoon Networks during the 2008 fiscal year, as compared to $1,688,606 earned by National Lampoon Networks during the 2007 fiscal year, representing a decrease of $705,541, or 42%. The decrease in revenue was the result of a $75,000 decrease in promotion revenues mainly due to a reduced number of field promotion events and a decrease of $600,677 in advertising revenues resulting from decreases in sponsored shoots, field events and advertising spots on the college network. These decreases were partially offset by an increase of $300,000 in Internet advertising on our new websites and prints and advertising revenues of $479,401 charged on the release of our titles. We continue to expand and improve our digital distribution and entertainment capabilities resulting in increased revenue from our network and affiliate network of Internet websites. Going forward, we expect to focus our resources on increasing revenues generated from our Internet websites and from product placement. While we intend to continue providing field promotion services at events held by third parties, we intend to decrease the number of field promotion events we produce.

Costs of advertising and promotion revenue were $462,669 during the year ended July 31, 2008 compared to $1,608,195 for the year ended July 31, 2007, representing a decrease of $1,145,526 or 71%. The significant decrease in costs of advertising and promotion was the result of a number of factors.  Costs of live events decreased by $407,839, as we reduced the number of live events related to the promotion of our play-for-fun poker sites, College Poker, and we reduced the number of live events that we produced. Although we produced fewer live events we continue to provide sponsorship opportunities at live events organized by third parties. Due to an improvement of our Internet capabilities, web development and Internet service fees decreased by $104,148, to $181,991 for the year ended July 31, 2008 from $286,139 during the year ended July 31, 2007.  We closed our New York office, which also provided savings to us. As a result of closing our New York office, sales commissions declined by $61,411 to $321,500 for the year ended July 31, 2008 from $382,911 during the year ended July 31, 2007.  We also decreased video production during the year ended July 30, 2008, resulting in a decrease of $52,323 of video production costs to $28,413 from $80,736 of video production costs during the fiscal year ended July 31, 2007. The decrease in costs related to advertising and promotion revenues was also attributable to the allocation of $231,231 in amortization of publishing costs and $186,079 in direct publishing costs to the cost of advertising and promotion during the year ended July 31, 2007, whereas those costs were allocated to costs of publishing revenues during the year ended July 31, 2008.

Production Revenues

For the year ended July 31, 2008, production revenue was $395,278 as compared to $44,500 for the same period in 2007. Production revenues increased by $350,778, or 788%, primarily due to a joint production agreement with Mania TV pursuant to which shows made for Mania TV and Capazoo were also used on our Internet network. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. However, we are planning to expand our productions and we are negotiating with domestic pay television broadcasters and home video distributors for output arrangements which will guarantee us a minimum return on each new motion picture release. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues were $142,311 during the year ended July 31, 2008, compared to $146,578 for the year ended July 31, 2007, for a difference of $4,267.

Distribution Revenues

For the year ended July 31, 2008, distribution revenue was $1,399,778 as compared to $0 for the same period in 2007. Distribution revenues primarily resulted from the DVD release of five of our titles on our distribution network, which includes theatrical, home entertainment and digital distribution, during the year ended July 31, 2008.

Costs related to distribution revenues in the amount of $1,421,081 are primarily due to distribution fees plus the cost of manufacturing, marketing and pick, pack & ship directly related to the DVD release.

Travel Services Revenues

During the year ended July 31, 2008, travel services revenues were $110,000 compared to $0 for the year ended July 31, 2007. This increase resulted from the settlement of a legal action. We agreed to dismiss the complaint in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement we discontinued our travel services business and no further revenues are expected to be earned from this segment.

Other Costs and Expenses

Selling, general and administrative expenses during the year ended July 31, 2008 were $5,447,594 as compared to $5,837,705 for the year ended July 31, 2007, a decrease of $390,111 or approximately 7%. During the year ended July 31, 2008, approximately 26% of our selling, general and administrative expenses consisted of salary expense totaling $1,426,839, as compared to salary expense of approximately $2,400,375, which represented 43% of selling, general and administrative expenses for the year ended July 31, 2007. The decrease of $973,536, or 41%, in salary expense for the year ended July 31, 2008 was primarily due to the separation from service of our former President, Bruce Long, as well as the closure of our New York office. During the year ended July 31, 2008, selling, general and administrative expenses also included consulting fees of $395,833 as compared to $394,277 during the same period in the prior year for a decrease of $1,556 as we continued to reduce our reliance on consultants. Legal fees decreased by $55,520, or 19%, from $287,890 during the year ended July 31, 2007 to $232,370 for the same period in 2008, offset by an increase in investor and public relations costs of $154,747, or 54%, from $289,230 for the period ended July 31, 2007 to $443,977 during the same period in 2008.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated equally among the five segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, as well as the acquisition of websites, domain names and other intangible assets was approximately $247,333 during the twelve months ended July 31, 2008 and $242,502 for the twelve months ended July 31, 2007.

During the year ended July 31, 2008, we recorded expenses of $1,176,823 associated with the granting of stock, options and warrants to employees, advisors and consultants as compared to expenses of $1,051,653 incurred for the year ended July 31, 2007, for an increase of $125,170 or 12%. The increase is primarily due to grants of options to our Chief Executive Officer pursuant to his employment contract, our former President pursuant to his severance and consulting agreement, consultants, employees, including our Chief Financial Officer, and directors.

During the year ended July 31, 2008, we recorded expenses of $620,349 associated with stock issued for services as compared to expenses of $371,784 incurred for the year ended July 31, 2007, for an increase of $248,565 or 67%. The increase is primarily due to the continued increase in the number of consultants and vendors being paid with shares of our common stock.

No interest income was earned during the year ended July 31, 2008, compared to $5,832 for the year ended July 31, 2007. We earned interest income of $5,832 during the year ended July 31, 2007 because we had significantly more cash on deposit as a result of receiving $2.9 million in royalties from Universal Studios. We had no similar capital infusion during the period ended July 31, 2008. There was an increase of $243,772 in interest expense to $295,071 during the year ended July 31, 2008, from $51,299 during the year ended July 31, 2007. The increase in interest expense is primarily due to an increase in production and prints and advertising loans from related parties.

Other income increased by $410,459 or 1,278% to $442,586 during the year ended July 31, 2008 compared to $32,127 for the year ended July 31, 2007. The increase for the year ended July 31, 2008 was primarily due to the write off of a stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years. Approximately $396,250 remained on the books as a liability and was written off during the year ended July 31, 2008.

For the year ended July 31, 2008, we had a net loss of $1,686,974 as compared to a net loss of $2,504,170 for the year ended July 31, 2007, representing a decrease in net loss of $817,196 or 33%. The decrease in net loss for the year resulted primarily from the significant increase in revenues from distribution along with increases in production revenues and the legal settlement involving National Lampoon Tours, Inc., which formerly provided travel services. The increase in expenses for the year was a result of increases in distribution expenses and the amortization of capitalized production costs and publishing costs, partially offset by decreases in advertising and promotion costs and selling, general and administrative costs.

During the years ended July 31, 2008 and 2007, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $1,585,598 during the fiscal period ended July 31, 2008 and $1,230,896, during the same period in 2007 for an increase of $354,702 or 29%. The increase was primarily due to an adjustment to the dividend accrual to include compound interest. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $(3,272,572) or $(0.39) per basic and fully diluted share for the year ended July 31, 2008, as compared to a net loss attributable to common shareholders of $(3,735,066) or $(0.49) per basic and fully diluted share for the year ended July 31, 2007.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ending July 31, 2007, we have not generated positive cash flow from operations over the past few years. Our principal sources of working capital during the year ended July 31, 2008 consisted of loans from our officers and directors and licensing fees received on distribution of product.

For the year ended July 31, 2008, our net cash flow used in operating activities was $758,580 as compared to $4,144,414 of net cash flow used in operating activities during the year ended July 31, 2007. The decrease in cash flow usage from operations was primarily attributable to an increase in revenue partially offset by an increase in cash used for production costs. Cash provided by financing activities was $935,813 for the fiscal year ended July 31, 2008, as compared to $4,263,500 for the fiscal year ended July 31, 2007. The funds for the current period were obtained from officers and directors and a related party and were partially offset by the repayment of loans from officers and directors.

Historically, our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director, and a shareholder. The aggregate amount of the loans and accrued interest owed to these individuals at July 31, 2008 is $1,244,177 which includes a loan in the amount of $75,162 recieved from Mr. Laikin for production costs. These obligations are payable on demand. We plan to pay these obligations from future revenues. In addition, Red Rock Picture Holdings, Inc. has provided the company with funds for movie production. The aggregate amount of the loans and accrued interest owed to Red Rock at July 31, 2008 is $3,217,804.

Our financial statements for the fiscal year ended July 31, 2008, contain an explanatory paragraph as to our ability to continue as a “going concern.” This qualification may impact our ability to obtain future financing.

As of July 31, 2008 we had cash on hand of $2,267. We are currently devoting efforts to raising additional capital through private investors and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. Included in receivables is $616,397 in minimum guarantee payments and accounts receivable due from domestic and foreign distributors including Comedy Central, $250,000 (United States), Arts Alliance America, $209,581 (United States), LCT $85,000 (Russia)  and Beta $71,816 (Germany). We are currently delivering two films for which the minimum guarantee payments are due upon notice of delivery and we expect payments to be received by the second quarter of the 2009 fiscal year.  We are currently in post production on one film for which minimum guarantee payments are due upon notice of delivery and we expect payments to be received in the third and fourth quarters of the 2009 fiscal year.

Additionally we have completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation. We have submitted the audit reports to Warner Bros and we have been negotiating a settlement of the royalties that we believe we are owed. Based on the audit reports we expect the negotiations and settlement to be completed during the second quarter of the 2009 fiscal year. The Company has not recorded an estimate of the amounts.

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

We had until March 27, 2008 to provide the American Stock Exchange with a specific plan to achieve and sustain compliance with the continued listing standards.  We submitted a plan to the American Stock Exchange on March 27, 2008.  On May 16, 2008 we were notified by the American Stock Exchange that our plan was accepted. On September 18, 2008 we were notified that based on the staff’s review of the information we provided on August 25, 2008, the American Stock Exchange extended our deadline to regain compliance to November 15, 2008.

The American Stock Exchange is continuing to monitor our progress toward compliance.

If we are unable to adequately remedy our non-compliance, the American Stock Exchange will likely delist our common stock.  If that were to happen, our common stock would once again be quoted on the OTC Bulletin Board.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions such as guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Contractual Obligations

The table below sets forth our contractual obligations as of July 31, 2008.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Production loan, related party	$3,292,967	$1,147,763	$2,145,204	$-	$-
Notes Payable, related party	$1,169,015	$-	$1,169,015	$-	$-

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the Company on August 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.             FINANCIAL STATEMENTS

The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of National Lampoon, Inc.:

We have audited the accompanying consolidated balance sheets of National Lampoon, Inc. and Subsidiaries (the "Company"), as of July 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of National Lampoon, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has had recurring losses from operations and had an accumulated deficit as of July 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note A. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California
October 31, 2008

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of	As of
ASSETS	July 31, 2008	July 31, 2007

CURRENT ASSETS
Cash	$2,267	$85,706
Accounts receivable, net of reserves of $181,619 and $461,810, respectively	1,640,994	358,342
Canadian tax credits receivable	226,729	-
Prepaid expenses and other current assets	78,464	65,182
Total current assets	1,948,454	509,230

Fixed assets, net of accumulated depreciation of $193,738 and $177,510, respectively	39,283	37,431
Capitalized production costs, net of $5,709,969 and $4,355,191 of amortization, respectively	5,017,567	5,483,508
Capitalized publishing costs, net of $496,477 and $381,284 of amortization, respectively	104,278	62,179
Intangible assets, net of accumulated amortization of $4,719,119 and $4,471,786, respectively	1,956,871	1,608,499
Fair value of available-for-sale securities	588,461	-
Total non-current assets	7,706,460	7,191,617
TOTAL ASSETS	$9,654,914	$7,700,847

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$1,340,157	$929,606
Accrued expenses	310,691	552,699
Notes payable secured by Canadian tax credits receivable	226,729	-
Deferred income	1,007,960	1,235,773
Notes payable - related party, including interest of $64,036 and $42,734, respectively	1,169,015	1,258,862
Production loans – related party, including interest of $168,837 and $89,729, respectively	1,147,763	3,728,545
Total current liabilities	5,202,315	7,705,485

Production loans – related party, including interest of $321,347 and $0, respectively	2,145,204	-
TOTAL LIABILITIES	7,347,519	7,705,485

COMMITMENTS AND CONTINGENCIES

Accrued dividends payable in common stock	-	3,432,663

SHAREHOLDERS' EQUITY (DEFICIENCY)
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 61,832 and 63,607 shares issued and outstanding, respectively	6	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,247 and 190,947 shares issued and outstanding, respectively	18	18
Series D Convertible Preferred Stock, par value $.0001 per share, 500,000 shares authorized, 148,247 and no shares issued and outstanding, respectively	15	-
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 9,325,580 and 8,207,189 shares issued and outstanding, respectively	933	821
Common stock issuable, 812,143 shares of common stock	1,161,364	-
Additional paid-in capital	43,500,856	37,819,138
Other Accumulated Comprehensive income	588,461	-
Accumulated deficit	(42,944,258)	(41,257,284)
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	2,307,395	(3,437,301)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$9,654,914	$7,700,847

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31,
	2008	2007

REVENUES
Production	$395,278	$44,500
Licensing	3,699,444	3,952,847
Advertising & Promotion	1,762,467	1,975,827
Publishing	71,017	125,891
Distribution	1,399,778	-
Tours	110,000	-
Total revenues	7,437,984	6,099,065

COSTS AND EXPENSES
Costs related to production revenue	142,311	146,578
Costs related to licensing revenue	77,858	155,842
Costs related to advertising and promotion revenues	462,669	1,608,195
Costs related to publishing revenues	125,154	-
Costs related to distribution revenues	1,421,081	-
Amortization of capitalized production costs	1,348,473	206,590
Amortization of intangible assets	247,333	242,502
Impairment of capitalized film costs	-	391,683
Selling, general and administrative expenses	5,447,594	5,837,705
Total costs and expenses	9,272,473	8,589,095
OPERATING LOSS	(1,834,489)	(2,490,030)

OTHER INCOME (EXPENSE)
Interest income	-	5,832
Interest expense	(295,071)	(51,299)
Write off of royalty payable	396,250	-
Equity in investee loss	-	(800)
Other income	46,336	32,127
Total other income/(expense)	147,515	(14,140)

NET LOSS	(1,686,974)	(2,504,170)
Preferred stock dividends	(1,585,598)	(1,230,896)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,272,572)	$(3,735,066)

Net loss per share attributable to common shareholder - basic and diluted	$(0.39)	$(0.49)
Weighted average number of common shares - basic and diluted	8,430,267	7,691,520

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JULY 31, 2008 AND 2007
									Accumulated
				Preferred		Common	Common	Additional	Other
	Series B	Series C	Series D	Stock	Common	Stock	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Total
Balance at August 1, 2006	63,607	224,761	-	$28	7,134,847	$713	$-	$37,246,615	$-	$(38,753,114)	$(1,505,758)
Exercise of stock options for cash	-	-	-	-	82,100	8	-	131,802	-	-	131,810
Fair value of shares issued for services	-	-	-	-	192,232	19	-	358,125	-	-	358,144
Exercise of warrants for common stock	-	-	-	-	5,055	1	-	8,999	-	-	9,000
Conversion of Series C shares into Common Shares	-	(33,814)	-	(4)	676,280	68	-	(64)	-	-	-
Conversion of accrued dividends into Common Shares	-	-	-	-	111,108	11	-	239,265	-	-	239,276
Fair value of options & warrants issued to consultants	-	-	-	-	-	-	-	646,333	-	-	646,333
Fair value of vesting of employee stock options	-	-	-	-	-	-	-	405,320	-	-	405,320
Employee bonuses paid in common stock	-	-	-	-	6,200	1	-	13,639	-	-	13,640
Series B Dividend accrual	-	-	-	-	-	-	-	(572,463)	-	-	(572,463)
Series C Dividend accrual	-	-	-	-	-	-	-	(658,433)	-	-	(658,433)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(2,504,170)	(2,504,170)
Balance at July 31, 2007	63,607	190,947	-	24	8,207,822	821	-	37,819,138	-	(41,257,284)	(3,437,301)
Fair value of shares issued for services	-	-	-	-	294,375	30	-	620,319	-	-	620,349
Exercise of options for common stock	-	-	-	-	5,000	-	-	8,000	-	-	8,000
Exercise of warrants for common stock	-	-	-	-	18,835	2	-	33,432	-	-	33,434
Fair value of shares issued in exchange for acquisition of intangible assets	-	-	-	-	219,388	22	-	338,903	-	-	338,925
Fair value of warrants issued for acquisition of intangible assets	-	-	-	-	-	-	-	19,440	-	-	19,440
Stock issued in exchange for capitalized production costs	-	-	-	-	10,000	1	-	20,499	-	-	20,500
Conversion of Series B Shares into Common Shares	(1,775)	-	-	-	99,999	10	-	(10)	-	-	-
Conversion of accrued dividends into Common Shares	-	-	-	-	37,729	4	-	67,392	-	-	67,396
Conversion of Series C Shares into Common Shares	-	(700)	-	-	14,000	1	-	(1)	-	-	-
Exercise of warrants for common stock through the cancellation of notes payable	-	-	-	-	418,432	42	-	742,675	-	-	742,717
Fair value vesting of stock options and warrants issued to consultants	-	-	-	-	-	-	-	153,726	-	-	153,726
Fair value of vesting of employee stock options	-	-	-	-	-	-	-	1,023,097	-	-	1,023,097
Preferred stock dividend accrual	-	-	-	-	-	-	-	(1,585,598)	-	-	(1,585,598)
Conversion of Series B and Series C dividends into Series D Shares	-	-	148,247	15	-	-	-	4,239,844	-	-	4,239,859
Common stock issuable on conversion of accrued dividends on preferred stock into Common Shares	-	-	-	-	-	-	711,006	-	-	-	711,006
Common stock issuable on conversion of loans and accrued interest into Common Shares	-	-	-	-	-	-	450,358	-	-	-	450,358
Increase in fair value of available-for-sale securities	-	-	-	-	-	-	-	-	588,461	-	588,461
Net Loss for the period	-	-	-	-	-	-	-	-	-	(1,686,974)	(1,686,974)
Balance at July 31, 2008	61,832	190,247	148,247	$39	9,325,580	$933	$1,161,364	$43,500,856	$588,461	$(42,944,258)	$2,307,395

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,686,974)	$(2,504,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,335	13,669
Amortization of intangible assets	247,333	242,502
Loss on disposal of fixed assets	3,145	-
Fair value of shares issued for services	620,349	371,784
Fair value of vested stock options and warrants	1,176,823	1,051,653
Amortization of capitalized production costs	1,348,473	206,590
Impairment of capitalized film costs	-	391,683
Provision for doubtful accounts	-	199,419
Write off of royalty payable	(396,250)	-
Undistributed loss of equity investment	-	800
Changes in assets and liabilities
(Increase)/decrease in accounts receivable, net	(1,282,652)	192,649
Increase in Canadian tax credits receivable	(226,729)	-
Increase in prepaid expenses and other assets	(13,282)	(6,360)
(Increase)/decrease in publishing costs	(42,099)	23,673
Increase in production costs	(862,032)	(5,147,941)
Increase/(decrease) in accounts payable	410,551	(21,353)
Increase/(decrease) in accrued expenses	154,242	(138,517)
(Decrease)/Increase in deferred revenues	(227,813)	979,505
NET CASH USED IN OPERATING ACTIVITIES	(758,580)	(4,144,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(23,332)	(33,528)
Purchase of intangible assets	(237,340)	(73,653)
Investments in equity securities	-	(800)
NET CASH USED IN INVESTING ACTIVITIES	(260,672)	(107,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of production loans	(1,282,369)	(765,121)
Borrowings on production loans	846,791	4,199,753
Payments of notes payable, related party	(452,902)	(675,834)
Proceeds from notes payable, related party	1,556,130	1,363,892
Borrowings on notes payable, secured by Canadian tax credits receivable	226,729	-
Proceeds from the exercise of stock options	8,000	131,810
Proceeds from the exercise of warrants	33,434	9,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	935,813	4,263,500

NET (DECREASE)/INCREASE IN CASH	(83,439)	11,105
CASH AT BEGINNING OF YEAR	85,706	74,601
CASH AT END OF YEAR	$2,267	$85,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$20,778	$10,290
Interest	$3,804	$83,140
Non-cash investing and financing activities:
Accrued dividends on preferred stock payable in common shares and Series D Convertible Preferred Stock	$1,585,598	$1,230,896
Conversion of accrued dividends on Convertible Preferred Stock to common stock	$67,396	$239,276
Fair value of stock issued in exchange for intangible assets	$338,925	$-
Increase in fair value of available-for-sale securities	$588,461	$-
Common stock to be issued through cancellation of notes payable	$450,358	$-
Fair value of warrants granted in exchange for intangible assets	$19,440	$-
Common stock issued in exchange for capitalized production costs	$20,500	$-
Exercise of warrants into common stock through the cancellation of notes payable	$742,717	$-
Common stock to be issued as payment of accrued dividends on preferred stock	$711,006	$-
Issuance of Series D preferred stock issued as payment for accrued dividends on preferred stock	$4,239,859	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current fiscal year net loss of $1,686,974 along with the prior two years net losses of $2,504,170 and $6,859,085 as well as negative working capital of $3,253,861 and accumulated deficit of $42,944,258 at July 31, 2008, raises substantial doubt about its ability to continue as a going concern. We are currently devoting efforts to raising additional capital through private investors and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of October 15, 2008, we had a bank overdraft of approximately $49,118 and receivables totaling $1,810,855. Included in receivables is $616,397 in minimum guarantee payments and accounts receivable due from domestic and foreign distributors including Comedy Central, $250,000 (United States), Arts Alliance America, $209,581 (United States), LCT $85,000 (Russia)  and Beta $71,816 (Germany). We are currently delivering two films for which the minimum guarantee payments are due upon notice of delivery and we expect payments to be received by the second quarter of the 2009 fiscal year.  We are currently in post production on one film for which minimum guarantee payments are due upon notice of delivery and we expect payments to be received in the third and fourth quarters of the 2009 fiscal year.

Additionally we have completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation. We have submitted the audit reports to Warner Bros and we have been negotiating a settlement of the royalties that we believe we are owed. Based on the audit reports we expect the negotiations and settlement to be completed during the second quarter of the 2009 fiscal year.  The Company has not recorded an estimate of the amounts.

Our principal source of funds used for operations and working capital has been loans received from Daniel S. Laikin, our Chief Executive Officer, and Timothy Durham, a director. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at July 31, 2008 is $1,244,178 up from $1,241,937 at July 31, 2007. These two individuals have expressed their continued support to provide loans to us to meet any immediate working capital requirements.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Revenue Recognition.   Royalty income from film contracts is derived from the sale of DVDs or from the licensing of film rights to third parties. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company in advance of receiving the royalty statements. This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the third-party statements. The Company contracts with various agencies to facilitate collection of royalty income. When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of revenue. The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the consolidated financial statements as a component of deferred revenue.

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

Advertising Expense. The Company expenses advertising costs as incurred. During the years ended July 31, 2008 and 2007, the Company incurred approximately $2,500 and $1,000, respectively for corporate advertising costs.

We also incurred $442,330 in marketing and advertising expenses related to the release of four of our titles during the year ended July 31, 2008. There were no such costs during the year ended July 31, 2007.

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

Fixed Assets and Related Depreciation. Fixed assets are stated at cost. Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Concentration. The Company maintains its cash balances at financial institutions that are federally insured; however, at times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

During the year ended July 31, 2008 four customers accounted for 14%, 11%, 14% and 13%, respectively, of total revenue, while one customer accounted for 52% of total revenue during the year ending July 31, 2007. As of July 31, 2008, the Company had $255,982 (14%), $250,000 (14%), $241,709 (13%), $209,585 (12%) and $200,000 (11%) of accounts receivable due from its largest customers. As of July 31, 2007, the Company had $128,383 (16%), $85,571 (10%) and $121,681 (15%), of accounts receivable due from its largest customers.

The Company currently does not rely on a single vendor for a majority of its productions. Vendors can be easily replaced if the need arises. A change in vendors would not cause a significant delay in the production process that would ultimately affect operating results.

Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with an original maturity of three months or less.

Fair Value of Financial Instruments. The carrying amount of the Company’s financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value as of July 31, 2008 due to their short maturities. The carrying amounts of production loans and notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Comprehensive Income (Loss). SFAS No. 130, “Reporting Comprehensive Income”, established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities adjustments to be reported as a separate component (comprehensive income/loss) of shareholders’ equity. The components of comprehensive income (loss) are as follows:

	Year ended July 31,
	2008	2007
Net Loss	$(1,686,974)	$(2,504,170)
Fair value adjustment on available-for-sale securities	588,461	-
Comprehensive Loss	$(1,098,513)	$(2,504,170)

Investments. The Company accounts for its investments in equity securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has classified its investments as available for sale securities, and such securities are carried at fair value. The fair values for marketable equity securities are based on quoted market prices. Unrealized gains or losses, net of tax, are included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other income (loss).

Accounts Receivable. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of July 31, 2008 and 2007 was $181,619 and $461,810, respectively.

Intangible Assets. The Company records intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) Number 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets deemed to have indefinite lives are not subject to annual amortization. Intangible assets which have finite lives are amortized on a straight line basis over their remaining useful life; they are also subject to annual impairment reviews. See Note D.

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

As of July 31, 2008, the Company has determined and tested for impairment in accordance with SFAS 144, paragraphs 16-21, and concluded that the expected future cash flows relating to its intangible assets will result in the recovery of the carrying value of such asset. The continued realization of these intangible assets, however, is dependent upon the continued exploitation of the National Lampoon trademark for use in motion pictures, television, the internet, merchandising and other appropriate opportunities. If these and other ventures that the Company may enter into do not result in sufficient revenues to recover the associated intangible assets, the Company's future results of operations may be adversely affected by adjustments to the carrying values of such intangible.

Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Recent Accounting Pronouncements. In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the Company on August 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Net Income or Loss Per Share.   Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares under the treasury stock method, if dilutive, resulting from the exercise of stock options and warrants. Basic and diluted loss per share is $(0.39) and $(0.49) for the twelve months ended July 31, 2008 and 2007, respectively. Basic and diluted loss-per-share is the same at July 31, 2008 and 2007, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,508,722 and 8,627,647 common shares during the twelve months ended July 31, 2008 and 2007 respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 10,253,371 and 7,402,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the twelve months ended July 31, 2008 and 2007, respectively, because their inclusion would also be anti-dilutive.

At July 31, 2008, there were 61,832 Series B Convertible Preferred Shares, 190,247 Series C Convertible Preferred Shares outstanding and 148,247 Series D Convertible Preferred Shares outstanding. Upon conversion of the 61,832 Series B Convertible Preferred Shares, 3,483,491 common shares would be issuable. Upon conversion of the 190,247 Series C Convertible Preferred Shares, 3,804,940 common shares would be issuable. Upon conversion of the 148,247 Series D Convertible Preferred Shares, 2,964,940 common shares would be issuable. This would result in a diluted weighted average number of shares of 17,055,926 for the year ended July 31, 2008.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C and Series D Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the year ended July 31, 2008 because their inclusion would be anti-dilutive.

Stock Based Compensation. The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for goods and services.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006 and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn equity instruments is complete.

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film costs in various stages of production at July 31, 2008 and 2007:

	July 31,	July 31,
	2008	2007
In development - theatrical	2,677,872	5,379,398
In development - television	-	7,110
Completed - theatrical	2,339,695	97,000
Total film costs	$5,017,567	$5,483,508

The Company expects to amortize within three years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that was amortized during the years ended July 31, 2008 and 2007 was $1,348,473 and $206,590, respectively. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $1,593,216.

NOTE C - FIXED ASSETS

Fixed assets comprise the following as of July 31, 2008 and 2007:

	July 31,	July 31,
	2008	2007
Computer equipment	$179,596	$172,291
Camera and lighting equipment	39,869	38,433
Furniture and office equipment	4,217	4,217
Leasehold improvements	9,339	-
	233,021	214,941
Accumulated depreciation	(193,738)	(177,510)
	$39,283	$37,431

Depreciation expense for the years ended July 31, 2008 and 2007 was $18,335 and $13,669, respectively.

NOTE D – INTANGIBLE ASSETS

Intangible assets are comprised of the following as of July 31, 2008 and 2007:

	July 31,	July 31,
	2008	2007
National Lampoon trademark	$6,010,285	$6,010,285
Websites	665,705	70,000
	6,675,990	6,080,285
Accumulated amortization	(4,719,119)	(4,471,786)
	$1,956,871	$$1,608,499

Amortization expense for the years ended July 31, 2008 and 2007 was $247,333 and $242,502, respectively.

The estimated aggregate amortization as of July 31, 2008 for each of the next five years is:

Year	Amount
2009	$373,552
2010	373,552
2011	373,552
2012	373,552
2013	373,341
Thereafter	95,322

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE E - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at July 31, 2008 and 2007:

	July 31,	July 31,
	2008	2007
(A) Payable to Daniel Laikin	$412,070	$1,004,016
(B) Payable to Timothy Durham	756,945	166,784
(C) Payable to Christopher Williams	-	88,062

	$1,169,015	$1,258,862

(A) As of July 31, 2008, the Company owed Daniel Laikin, the Company's Chief Executive Officer, approximately $369,720 in principal and $42,350 in interest. As of July 31, 2007, the Company owed Mr. Laikin approximately $970,000 in principal and $34,016 in interest. The loans bear interest at the rate of 6% per annum. The obligations to Mr. Laikin are unsecured and payable on demand. During the twelve months ending July 31, 2008, $544,654 of principal and $55,346 of interest for a total of $600,000 was converted to common stock.  Mr. Laikin cancelled $467,817 of principal amount by exercising warrants to purchase a total of 263,559 shares of common stock at an exercise price of $1.775 per share and converted the balance of the outstanding principal amount and the accrued interest, totaling $132,183, into 92,436 shares of common stock at an exercise price of $1.43 which was the closing price on the trading day immediately preceding the conversion date. We must submit an application to list these shares to the American Stock Exchange before they can be issued.  We intend to submit an application to list the additional shares as soon as possible.

(B) As of July 31, 2008, the Company owed Timothy Durham, a director, approximately $735,259 in principal and $21,686 in interest. As of July 31, 2007, the Company owed Mr. Durham approximately $162,794 in principal and $3,990 in interest. The loans bear interest at the rate of 6% to 6.75% per annum. The obligations to Mr. Durham are unsecured and payable on demand. During the twelve months ending July 31, 2008, $479,560 of principal and $20,440 of interest for a total of $500,000 was converted to common stock.  Mr. Durham cancelled $216,329 of principal amount by exercising warrants to purchase a total of 121,876 shares of common stock at an exercise price of $1.775 per share and converted the balance of the outstanding principal amount and the accrued interest, totaling $283,671, into 198,371 shares of common stock at an exercise price of $1.43 which was the closing price on the trading day immediately preceding the conversion date. We must submit an application to list these shares to the American Stock Exchange before they can be issued.  We intend to submit an application to list the additional shares as soon as possible.

(C) As of July 31, 2008, the Company owed Christopher R. Williams, a shareholder, $0 in principal and interest. As of July 31, 2007, the Company owed Mr. Williams approximately $83,333 in principal and $4,729 in interest. During the twelve months ended July 31, 2008, $83,333 of principal and $9,741 of interest for a total of $93,074 was converted to common stock.  Mr. Williams cancelled $58,570 in principal amount by exercising warrants to purchase a total of 32,997 shares of common stock at an exercise price of $1.775 per share and converted the balance of the outstanding principal amount and the accrued interest, totaling $34,504, into 24,129 shares of common stock at an exercise price of $1.43 which was the closing price on the trading day immediately preceding the conversion date. We must submit an application to list these shares to the American Stock Exchange before they can be issued.  We intend to submit an application to list the additional shares as soon as possible.

NOTE F - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of July 31, 2008 and 2007:

	July 31,	July 31,
	2008	2007
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$1,070,854	$1,695,792

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,146,950	1,961,616

(C) Dan Laikin	75,163	71,137

	3,292,967	3,728,545
Less current portion	(1,147,763)	(3,728,545)
	$2,145,204	$-

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Bag Boy. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party (See Note I). In accordance with the initial agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of twenty five percent (25%) of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan.  As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than March, 14, 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows:  first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of July 31, 2008, the Company had a loan balance of $813,756 in principal and $257,098 in interest under this financing agreement for a total of $1,070,854.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $356,951 during the 2009 fiscal year, $475,935 during the 2010 fiscal year, and $237,968 during the 2011 fiscal year. As of July 31, 2007, the Company received $1,642,888 in principal and $52,904 in interest was accrued under this financing agreement.

(B)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Ratko. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party (See Note I). In accordance with the initial agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of twenty five percent (25%) of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than January 31, 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of July 31, 2008, the Company had a loan balance of $1,922,028 in principal and $224,922 in interest under this financing agreement for a total of $2,146,950.   Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $715,649 during the 2009 fiscal year, $954,201 during the 2010 fiscal year, and $477,100 during the 2011 fiscal year.  As of July 31, 2007, the Company received $1,928,928 in principal and $32,688 in interest was accrued under this fmancing agreement.

(C)
Mr. Laikin, the Company's Chief Executive Officer, has made various loans to us for film financing. As of July 31, 2008, he was owed $67,000 in principal and $8,163 in interest for production loans. The loans bear interest at the rate of 6% per annum. As of July 31, 2007, he was owed $67,000 in principal and $4,137 in interest for production loans.

The aggregate maturities of production loans from related parties and accrued interest for each of the next five years and thereafter are as follows as of July 31, 2008:

Year	Amount
2009	$1,147,763
2010	1,430,136
2011	715,068
2012	-
$3,292,967

NOTE G - SHAREHOLDERS’ EQUITY

Preferred Stock

Preferred stock consists of 68,406 shares of Series B Convertible Preferred Stock (“Series B Stock”), authorized having a par value of $0.0001 per share, 250,000 shares of Series C Convertible Preferred Stock (“Series C Stock”) authorized having a par value of $0.0001 per share, and 500,000 shares of Series D Convertible Preferred Stock (“Series D Stock”) authorized having a par value of $0.0001 per share. As of July 31, 2008, there were 61,832 shares of Series B Stock outstanding, 190,247 shares of Series C Stock outstanding and 148,247 shares of Series D Stock outstanding.

Dividends accrue on the Company's Series B Stock and Series C Stock. Prior to September 12, 2008, the Company was required to accrue dividends on the Series B Stock and Series C Stock until it was converted to common stock at which time the dividends were to be paid. On September 12, 2008, the Company filed amendments to its Certificate of Incorporation (Series B Stock) and to the Certificate of Designations, Preferences, Rights and Limitations (Series C Stock). By filing these amendments, the Company is now required to pay the dividends on a quarterly basis. Dividends accrue at the rate of 9% per annum on the sum of the original purchase price of the Series B Stock or Series C Stock plus all accumulated and unpaid dividends thereon (compounding annually).

During the twelve-month periods ended July 31, 2008 and 2007, the Company accrued $1,585,598 and $1,230,896, respectively, of Series B Stock and Series C Stock dividends.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Shareholders have a choice in the way in which the accrued dividends will be paid to them.  Shareholders may have the accrued dividends paid with common stock.  Alternatively, shareholders may have the accrued dividends paid with the Company’s Series D Stock.  Dividends may not be paid with cash. The number of shares of Series D Stock or common stock that will be issued in payment of a dividend will be computed by (i) dividing the amount of the dividend by the closing price of a share of common stock as reported by the exchange on which the common stock is traded on the trading day immediately prior to the date on which the dividend is to be paid, and, as to the Series D Stock only, (ii) dividing the quotient by 20.  During the year ended July 31, 2008, the Company issued 148,247 shares of Series D Stock, valued at $4,239,859, and has recorded 497,207 common shares to be issued pending the approval of the listing of additional shares application we intend to file with the American Stock Exchange, valued at $711,006, in connection with the payment of the Series B Stock and Series C Stock dividends.

Each share of Series B Stock is convertible into 56.338 common shares. Each share of Series C Stock and Series D Stock is convertible into 20 common shares.

During the year ended July 31, 2007, 5,055 shares of the Company’s common stock were issued upon exercise of warrants issued in conjunction the Company’s sale of its Series B Stock that resulted in cash proceeds to the Company of approximately $9,000.

During the year ended July 31, 2007, 33,814 shares of the Company's Series C Stock and related accrued dividends of $239,276 were converted to 787,388 shares of the Company’s common stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day immediately preceding the conversion date.

During the year ended July 31, 2008, 1,775 shares of the Company's Series B Stock and related accrued dividends of $58,613 were converted to 132,562 shares of the Company’s common stock and 700 shares of the Company's Series C Stock and related accrued dividends of $8,783 were converted to 19,166 shares of the Company’s common stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the conversion date.

During the year ended July 31, 2008, warrants issued in conjunction with the sale of the Series B Stock were exercised to purchase 274,964 shares of the Company’s common stock and warrants issued in conjunction with the sale of the Series C Stock were exercised to purchase 143,468 shares of the Company’s common stock in connection with the cancellation of $742,717 of notes payable, related party.  (See Note E).

During the year ended July 31, 2008, warrants issued in conjunction with the sale of the Series C Stock were exercised to purchase 18,835 shares of the Company’s common stock. The exercise price per share was $1.775. The proceeds received from the exercise of the warrants totaled $33,434.

Common Stock

Common stock consists of $0.0001 par value, 60,000,000 shares authorized, 9,325,580 shares issued, and 10,137,723 shares outstanding as of July 31, 2008.

During the year ended July 31, 2007, 192,232 shares of common stock with a value of $358,144 were issued for services as follows: 139,842 shares of common stock at stock prices ranging from $1.20 to $2.36 per share with a value of $262,825 were issued to consultants for monthly consulting services, 27,547 shares of common stock at a stock price of $1.50 per share with a value of $41,321 were issued to a consultant for production services, 2,116 shares of common stock at a stock price of $1.89 per share with a total value of $4,000 were issued to two consultants for a one-time consulting fee, and 22,727 shares of common stock at a stock price of $2.20 per share with a value of $49,999 were issued to a professional services firm for services they provided.

During the year ended July 31, 2007, 6,200 shares of common stock at a stock price of $2.20 per share with a value of $13,640 were issued to employees as a bonus.

During the twelve months ended July 31, 2007, 82,100 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $131,810.

During the year ended July 31, 2008, 294,375 shares of common stock with a value of $620,349 were issued for services as follows: 18,127 shares of common stock at stock prices ranging from $1.68 to $2.34 per share with a value of $38,274 were issued to employees as a bonus, 220,862 shares of common stock at stock prices ranging from $1.52 to $2.55 per share with a value of $467,546 were issued to various consultants for monthly consulting services, 4,171 shares of common stock at a stock price of $2.15 per share with a value of $8,969 were issued to Board members for fees owed, 7,826 shares of common stock at a stock price of $2.40 per share with a value of $18,782 were issued to a former executive for services provided, and 43,389 shares at a stock price of $2.00 per share valued at $86,778 were issued to a professional services firm for services they provided.

During the year ended July 31, 2008, 10,000 shares of common stock at a stock price of $2.05 per share with a value of $20,500 were issued for the purchase of a script and that value is included in capitalized production costs.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

During the year ended July 31, 2008, 219,388 shares of common stock at stock prices ranging from $1.40 to $2.03 per share with a value of $338,925 and 40,000 warrants with a value of $19,440 were issued to various parties in connection with the acquisition of intangible assets. The shares were valued in accordance with the various agreements based upon either the agreement date, date of issuance, or the 5-day average closing stock price prior to the date of the agreement. The warrants were valued at the fair market value using the Black Scholes option pricing model. (See Note K)

During the year ended July 31, 2008, 314,936 shares of common stock were recorded as common stock to be issued in exchange for the cancellation of notes payable, related party in the amount of $450,358. (See Note E)

During the year ended July 31, 2008, 5,000 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $8,000.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases

The Company's principal offices are located in West Hollywood, California where it is subleasing approximately 6,000 square feet of property for approximately $19,623 per month. The sublease expired on April 30, 2007 and became a month-to month lease thereafter. The sublease agreement includes certain provisions for rent adjustments based upon the lessor's operating costs and increases in the Consumer Price Index.

The Company is obligated under an equipment lease for a photocopy machine of approximately $540 per month.

The Company's rent expense was approximately $218,631 and $141,820, for the years ended July 31, 2008 and 2007, respectively.

Royalty Agreements

Harvard Lampoon Agreement. Pursuant to an agreement between the Company and The Harvard Lampoon, Inc. ("HLI"), as restated October 1, 1998, the Company is obligated to pay HLI a royalty of 1.5% to 2% on the Company's net receipts from exploitation of the National Lampoon trademark. Royalty payments under this agreement were approximately $0 and $66,070, for the years ended July 31, 2008 and 2007, respectively. At July 31, 2008 and 2007, we have accrued approximately $45,551 and $4,600, respectively, in royalties due to HLI.

Guber-Peters Agreement. Pursuant to a July 24, 1987 Rights Agreement, NLI granted the right to produce National Lampoon television programming to Guber-Peters Entertainment Company (GPEC). NLI reacquired these rights from GPEC pursuant to an October 1, 1990 Termination Agreement ("Termination Agreement") for the sum of $1,000,000, of which $500,000 was paid upon execution. The remaining $500,000 is contingent on and payable through a 17.5% royalty on NLI's cash receipts from each program produced by NLI or any licensee (subject to certain minimum royalties for each program produced). The Company guaranteed all of NLI's obligations under the Termination Agreement and is the successor-in-interest to NLI as a result of its acquisition of NLI. The full $500,000 was recognized as an expense in prior years, with approximately $396,000 remaining on the books as a liability and was written off during the year ended July 31, 2008.

Film Finance Commitments

During the year ended July 31, 2008 and 2007, the Company obtained $293,912 and $3,571,816, respectively, of funding under finance agreements with Red Rock for its motion picture projects, National Lampoon’s Bag Boy and National Lampoon’s Ratko the Dictator’s Son. The terms of the financing provide for the investors to recoup their contribution plus interest from the first proceeds of these films. After all costs are recouped by the Company, the investors are entitled to 25% of the net contingent profits earned by the Company, which are defined as net receipts after recoupment of negative and prints and advertising costs and all other costs related to the production, release and distribution of the title. The investors do not have any ownership rights in the film (See Note I).

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

	Funding Commitments
		Prints & Advertising		Total
Film	Production	Lower	Upper	Lower	Upper
Homo Erectus	$90,000	$200,000	$400,000	$290,000	$490,000
Beach Party at the Threshold of Hell	50,000	300,000	500,000	350,000	550,000
Electric Apricot - The Quest for Festaroo	-	300,000	300,000	300,000	300,000
One, Two, Many	105,000	300,000	300,000	405,000	405,000
Bar Starz	-	100,000	150,000	100,000	150,000
Robodoc	-	-	-	-	-
	$245,000	$1,200,000	$1,650,000	$1,445,000	$1,895,000

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Employment Agreements

Daniel S. Laikin, Chief Executive Officer

On January 31, 2008, in accordance with the terms of his employment agreement, Mr. Daniel S. Laikin, the Company's Chief Executive Officer, received an option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.90 which was the market value of the common stock on the date of grant.

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

Pursuant to the employment agreement, Mr. Laikin receives an annual salary of $250,000. Mr. Laikin is also entitled to receive four weeks paid vacation. Mr. Laikin receives an automobile allowance and is entitled to participate in any other benefits offered generally to our employees and executives. He is also granted an option to purchase 100,000 shares of our common stock on each anniversary of the effective date of the employment agreement. The exercise price for the options will be equal to the average of the last reported sale price for one share of common stock during the five business days preceding the date of grant or, if this method of valuing the common stock is not available, the Board will determine, in good faith, the value of one share of common stock. The term of each option will be 10 years. The options will be granted in accordance with the National Lampoon, Inc. Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan. Mr. Laikin is to meet annually with the Board of Directors to set certain performance milestones that must be met bi-annually. If those milestones are met, Mr. Laikin will receive a bi-annual bonus of $50,000. If the milestones are exceeded, Mr. Laikin will receive additional compensation that will be paid one-half in cash and one-half in stock.

Mr. Laikin's employment agreement may be terminated by us at any time during its term for Cause. Cause is defined as (i) the willful and continued failure by Mr. Laikin to substantially perform his duties to us in good faith (other than a failure resulting from his incapacity due to physical or mental illness), or (ii) the willful engaging in conduct which is demonstrably and materially injurious to us. In order to terminate Mr. Laikin for Cause, five members of the Board of Directors (not including Mr. Laikin) must determine at a meeting held for such purpose that Mr. Laikin is guilty of the conduct triggering the right to terminate him. If Mr. Laikin's employment is terminated by us for Cause, in addition to any benefits mandated by law, we will pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

Mr. Laikin's employment may be terminated by Mr. Laikin at any time, and will terminate automatically upon his death or disability. Upon such termination, in addition to any benefits mandated by law, we will pay to Mr. Laikin his full annual salary in effect at the date of termination and other benefits to which he is entitled through the date of termination at the rate in effect at the time notice of termination is given.

On signing the Employment Agreement, we also agreed to enter into a separate indemnity agreement with Mr. Laikin. A new indemnity agreement has not been entered into, although we entered into an indemnity agreement with Mr. Laikin on May 17, 2002.

Douglas S. Bennett, Former Chief Financial Officer

On January 31, 2008, in accordance with the terms of his consulting agreement, Mr. Douglas S. Bennett, the Company's former President and Chief Financial Officer, received an option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.90 which was the market value of the common stock on the date of grant. Mr. Bennett’s employment agreement was terminated upon his resignation on July 31, 2006. Mr. Bennett provided consulting services from August 1, 2006 until January 31, 2008. Mr Bennett will no longer receive option grants.

Litigation

On or about April 10, 2008, Raleigh Studios filed a Complaint titled, RP Holdings, Inc. v. National Lampoon Clubhouse, Inc. et al, CA No SCO97777, in the Superior Court of Los Angeles County, California, alleging that the defendants breached a contract known as the Raleigh Studios License Agreement, as well as certain additional claims at common law and by statute. On June 4, 2008, a Settlement Agreement and Release ("Agreement") was entered into between RP Holdings, Inc. dba Raleigh Studios, ("Raleigh"), and National Lampoon Clubhouse, Inc. and National Lampoon, Inc., (collectively "National Lampoon"). The plaintiff agreed to dismiss the complaint against National Lampoon in exchange for a payment of $15,000 to be made in four installments starting from the date of full execution of the Agreement. The first installment of the payment was made June 6, 2008. As of October 15, 2008 three of the four required installments were made.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

On or about March 11, 2008, Brightcove, Inc. filed a Complaint titled, Brightcove Inc. v. National Lampoon, Inc., CA No MICV2008-1006 TRIAL COURT CIVIL ACTION 08-1006, in the Superior Court of Middlesex County, Massachusetts, alleging breach of contract as well as certain intentional tort claims at common law and by statute. On May 23, 2008, a Settlement Agreement and Release ("Agreement") between Brightcove Inc. and the Company was entered into.  Brightcove Inc. agreed to dismiss the complaint against the Company in exchange for a payment of $84,122 to be made in six installments starting from the date of full execution of the Agreement. The Company's first installment of the payment was made on May 23, 2008 and as of October 15, 2008 five of the six required installments were made.

National Lampoon, Inc. v. Alma Investments (d/b/a Bahia Mar Hotel) (Los Angeles Superior Court Case No. BC 356118). The Company filed this complaint on July 27, 2006. The action arose from an agreement the Company had with Bahia Mar Hotel pursuant to which we were to provide to Bahia Mar Hotel an entertainment package for the 2006 spring break. The Company alleged that Bahia Mar Hotel failed to support the program, and, in fact, diverted some of the business to the Company’s competitors. In our complaint, we alleged causes of action for fraud, breach of contract, promissory estoppel, quantum meruit and breach of the covenant of good faith and fair dealing. On February 4, 2008, the Company entered into a settlement agreement with Alma Investments. The Company agreed to dismiss the complaint against Alma Investments in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue earned by National Lampoon Tours, our wholly owned subsidiary, and applied entirely towards approximately $143,000 in legal fees directly related to the case. The remaining balance was written off by our attorneys.

Screen Actor's Guild v. National Lampoon Clubhouse, Inc. During late 2006, the Screen Actor's Guild ("SAG") filed claims against National Lampoon Clubhouse, Inc. ("Clubhouse") for unpaid wages and pension, health and welfare benefits incurred for the filming of "Monster House" aka "Trick or Treat". SAG alleges that certain actors were not paid in full and are owed more compensation, expenses and benefit payments under the SAG agreement. Clubhouse disputes these claims and intends to vigorously defend this action. Due to recent changes within SAG the arbitration with SAG is being rescheduled to take place on a date to be determined some time during the second quarter of the 2009 fiscal year.

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation ("ACDC") filed claims against the Company for costs incurred on the release of "National Lampoon's Pucked". ACDC alleged that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleged that it did not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleged have a value in excess of $290,000. On September 23, 2008 the Company entered into a settlement agreement with the plaintiffs dated July 16, 2008. The Company agreed to dismiss the complaint against the plaintiffs in exchange for a payment of $20,000 to be made immediately upon the execution of the settlement agreement. Pursuant to the terms of the settlement the Company shall also retain 75% of the receipts after payments to unions and guilds until the Company has been paid the sum of $180,000 in addition to the $20,000.

NOTE I - INVESTMENT IN RED ROCK

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

On or about June 12, 2008, Red Rock announced its entry into a Material Definitive Agreement for a Stock for Stock Exchange, a Completion of Acquisition and a Departure of Directors or Certain Officers; Election of Directors; Appointment for Certain Officers; and Compensatory Arrangements of Certain Officers. Pursuant to these agreements, Red Rock has undergone significant changes to management and control. On June 6, 2008, Robert Levy resigned as the Red Rock’s President and Chief Executive Officer and was also appointed as Chairman of Red Rock’s Board of Directors. On June 6, 2008, Reno R. Rolle was appointed as Red Rock’s President, Chief Executive Officer, and a member of the Board of Directors. Consequently, the Company's ownership decreased from 18% to 14% and the Company changed the recording of the investment in Red Rock from the equity method to the fair value method as defined in FAS 115. The Company determined that its investment in Red Rock shares should be treated as an investment in securities available for sale. The market value of each share of Red Rock as of July 31, 2008 was quoted at $0.05 and the fair value of the common stock was recorded as an adjustment to comprehensive income in the amount of $588,461.

Included in the accompanying balance sheet for the period ended July 31, 2008 are notes payable to Red Rock of $3,217,804. The loan agreements and amendments thereto require payment of the loans on a date specified no later than three years after the release date of the film and define the payments, which are to be made from proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. Based on the estimates of proceeds the Company expects to receive from the films, the Company anticipates that it will make a payment of approximately $1,147,763 toward the aggregate loan during the first year, and pay the balance over the next two years, prior to or on the due date. In September 2006, Red Rock entered into a sub lease agreement with the Company for office space at $2,000 per month.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

In August 2007 the Company entered into an agreement with a Red Rock consultant who is also a shareholder of the Company for distribution and prints and advertising (P&A) services for certain titles produced and released by the Company. The consultant paid the Company $198,500 for P&A services rendered. The Company recorded this payment as Advertising and Promotion Fees revenues and completed $198,500 in services. There were no further payments due from the consultant to the Company.

During the third quarter 2008, the Company entered into an agreement with Red Rock whereby Red Rock agreed to advance funding to the Company for distribution and prints and advertising (P&A) services for certain titles released by the Company. According to the terms of the agreement, Red Rock will recoup the amount of the total P&A funding advanced plus a one-time 20% premium, from adjusted gross revenues from the release of the titles, and will be entitled to five percent (5%) of all net contingent proceeds from the picture.

Pursuant to this agreement, the Company has invoiced Red Rock a total of $1,078,180 for distribution and P&A services for three titles National Lampoon’s One, Two Many, National Lampoon’s Beach Party on the Threshold of Hell and National Lampoon’s Electric Apricot, which is included in Advertising and Promotion revenue for the year ended July 31, 2008.

Because a portion of the distribution and P&A services had been performed previously for a Red Rock consultant on National Lampoon’s Beach Party on the Threshold of Hell and National Lampoon’s Electric Apricot, the $198,500 the Company received from the consultant was credited to Red Rock for these titles during the year ended July 31, 2008.

Also, in most cases, Red Rock negotiates additional profit participation with the producers of each film.

NOTE J - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. There was no income tax provision recorded for fiscal years ending 2008 and 2007 due to the significant net losses in both years.

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability. The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended July 31, 2008.

The tax effects of significant temporary differences representing deferred tax assets as of July 31, 2008 and 2007 are as follows:

	July 31,	July 31,
	2008	2007
Deferred tax assets:
Accrued Royalties	$18,000	$160,000
Accrued Interest	222,000	53,000
Accrued Expenses	67,000	46,000
Net Operating losses	12,640,000	7,895,000

Total Deferred Tax Asset	12,947,000	8,154,000
Valuation Allowance	(12,947,000)	(8,154,000)
Net deferred tax asset	$-	$-

A valuation allowance of $12,947,000 was recorded at July 31, 2008 an increase of $4,793,000 from the prior-year balance of $8,154,000. The balances at July 31 2008 and 2007 were recorded to offset the net deferred tax assets due to the uncertainty of realizing the net benefits of the tax assets in the future.

A reconciliation between the statutory federal tax rate and the Company's effective tax rate is as follows:

	July 31,	July 31,
	2008	2007
Statutory Federal Income Tax Rate	-34%	-34%
State Income Taxes Amortization of Intangible Assets	9.3%	9.3%
Other, Increase in Valuation Analysis	24.7%	24.7%

Effective Tax Rate	0%	0%

The Company has unused net operating loss (NOL) carry forwards totaling $31,601,000 which expire at various dates from 2008 to 2028.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Effective August 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of July 31, 2008, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of July 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE K - STOCK OPTIONS AND WARRANTS

A)	Stock Options

On January 30, 2002, the Company’s board of directors adopted the Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "1999 Plan"), as approved by the Company's shareholders at its annual meeting on April 25, 2002 . The options are granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options will have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 11,000,000 pending the approval of the listing of additional shares application we intend to file with the American Stock Exchange.

During the year ended July 31, 2008, the Company granted options to purchase 1,173,389 shares of the Company's common stock at $1.89 - $2.50 per share to employees and consultants under the 1999 Plan. During the year ended July 31, 2007, the Company granted options to purchase 1,065,000 shares of the Company's common stock at $1.85 - $2.50 per share to employees and consultants under the 1999 Plan. The aggregate value of the options vesting during the years ended July 31, 2008 and 2007 was $1,152,724 and $872,542, respectively, and has been reflected as compensation cost. As of July 31, 2008, the aggregate value of unvested options was $814,450, which will be amortized as compensation cost as the options vest, over 3 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatility of the Company’s share price during the year preceding the issuance date of the option. For purposes of determining the expected life of the option, the full contract life of the option is used; average risk-free interest of 5.50% and; dividend yield of 0%.

The weighted-average grant-date fair value of options granted during 2008 and 2007 was $0.96 and $1.44, respectively.

	Year ended July 31, 2008	Year ended July 31, 2007
Expected volatility	39.5%-55.6%	68.4% - 72.9%
Weighted average volatility	48.46%	69.9%
Expected dividends	0%	0%
Expected term (in years)	4.6-10	7-10
Risk free rate	5.5%	5.5%

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

A summary of option activity as of July 31, 2008 and 2007 and changes during the years then ended is presented below:

	Shares		Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise Price	Terms (Years)	Value (1)
Outstanding at August 1, 2006	4,663,393	$2.66
Granted	1,065,000	2.11
Exercised	(82,100)	1.61
Forfeited or expired	(276,687)	2.89
Outstanding at July 31, 2007	5,369,606	2.55
Granted	1,173,389	2.16
Exercised	(5,000)	1.6
Forfeited or expired	(777,000)	2.81
Outstanding at July 31, 2008	5,760,995	$2.44	4.15	$-
Exercisable at July 31, 2008	4,774,663	$2.49	3.67	$-
Exercisable at July 31, 2007	4,448,940	$2.55

(1) The aggregate intrinsic value was calculated, as of July 31, 2008, as the difference between the market price and the exercise price of the Company’s stock for the options outstanding and exercisable, which were in the money.  As of July 31, 2008 there were no options outstanding and exercisable which were in the money.

Additional information regarding options outstanding as of July 31, 2008 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	2,211,606	3.49	$1.75	2,101,606	$1.75
$2 to $3	2,219,389	5.91	2.26	1,353,057	2.29
$3 to $4	998,000	2.10	3.26	988,000	3.26
$4 to $5	132,000	4.10	4.13	132,000	4.13
$5 to $6	-	-	-	-	-
$6 to $7	100,000	2.56	6.41	100,000	6.41
$7 to $8	100,000	1.41	7.38	100,000	7.38
Total	5,760,995	4.15	2.44	4,774,663	2.49

A summary of the status of the Company’s non-vested shares granted under the Company’s stock option plan as of July 31, 2008 and changes during the year ended July 31, 2008 and 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant
		Date Fair Value
Non-vested at August 1, 2006	342,667	$2.16
Granted	1,065,000	1.44
Vested	(472,834)	1.70
Forfeited	(14,167)	1.08
Non-vested at August 1, 2007	920,666	1.54
Granted	1,173,389	0.96
Vested	(849,390)	1.24
Forfeited	(258,333)	1.44
Non-vested at July 31, 2008	986,332	$1.10

B)	Warrants

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

During the year ended July 31, 2008, the Company granted 80,000 warrants to purchase the Company’s common stock at $1.75 to $2.50 per share. 40,000 of those warrants were granted in connection with the purchase of intangible assets and have been valued at $19,440. During the year ended July 31, 2007, the Company granted warrants to purchase 222,727 shares of the Company’s common stock at $2.50 and $3.00 per share. The aggregate value of the warrants vesting during the years ended July 31, 2008 and 2007 was $24,099 and $179,110, respectively, and has been reflected as compensation cost. As of July 31, 2008, the aggregate value of unvested warrants was $31,795, which will be amortized as compensation cost as the warrants vest, in accordance with certain milestones to be met.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatility of the Company’s share price during the year preceding the issuance date of the warrant. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used; average risk-free interest of 5.50% and; dividend yield of 0%.

	Year ended July 31, 2008	Year ended July 31, 2007
Expected volatility	43.3% to 55.6%	68.7% to 72.7%
Weighted average volatility	51.7%	70.59%
Expected dividends	-%	-%
Expected term (in years)	2	2-10
Risk free rate	5.50%	5.50%

The weighted-average grant date fair value of warrants granted during fiscal year 2008 and 2007 was $0.54 and $0.95, respectively.

A summary of warrant activity as of July 31, 2008 and 2007 and changes during the years then ended is presented below:

	Shares		Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise Price	Terms (Years)	Value (1)
Outstanding at August 1, 2006	1,084,004	$3.74
Granted	222,727	2.78
Exercised	-	-
Forfeited or expired	(20,000)	2.75
Outstanding at July 31, 2007	1,286,731	3.59
Granted	80,000	2.00
Exercised	-	-
Forfeited or expired	(619,004)	4.00
Outstanding at July 31, 2008	747,727	$3.08	2.92	$ -
Exercisable at July 31, 2008	681,060	$3.09	1.75	$ -
Exercisable at July 31, 2007	1,220,064	$3.62

The aggregate intrinsic value was calculated, as of July 31, 2008, as the difference between the market price and the exercise price of the Company’s stock for the warrants which were in-the-money. As of July 31, 2008, there were no warrants outstanding or exercisable which were in-the-money.

Additional information regarding warrants outstanding as of July 31, 2008 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	60,000	1.36	$1.83	60,000	$1.83
$2 to $3	175,000	7.32	2.58	175,000	2.58
$3 to $4	512,727	1.60	3.40	446,060	3.46
Total	747,727	2.92	$3.08	681,060	$3.09

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

A summary of the status of the Company’s non-vested shares granted as warrants as of July 31, 2008 and 2007 and changes during the years then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant
		Date Fair Value
Non-vested at August 1, 2006	-	$-
Granted	222,727	0.95
Vested	(156,060)	1.15
Forfeited	-	-
Non-vested at July 31, 2007	66,667	0.48
Granted	80,000	0.54
Vested	(80,000)	0.54
Forfeited	-	-
Non-vested at July 31, 2008	66,667	$0.48

NOTE L - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” results in the use of a management approach in identifying segments of an enterprise. The Company has been operating five business segments: licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; publishing, advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; production of television, and DVD products as well as production of motion pictures; distribution through all media including theatrical, television and home entertainment; and travel services which we no longer offer. Segment operating income/(loss) excludes the amortization of intangible assets, interest income, and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments.

Summarized financial information for the years ended July 31, 2008 and July 31, 2007 concerning the Company's segments is as follows:

	Licensing &	Advertising &			Travel
	Publishing	Promotion	Production	Distribution	Services	Total
Fiscal Year Ended July 31, 2008
Segment revenue	$3,770,461	$1,762,467	$395,278	$1,399,778	$110,000	$7,437,984
Segment operating loss	$(74,545)	$(508,592)	$(54,126)	$(734,337)	$(215,556)	$(1,587,156)
Depreciation expense	$14,469	$3,866	$—	$—	$—	$18,335
Fiscal Year Ended July 31, 2007
Segment revenue	$4,078,738	$1,975,827	$44,500	$—	$—	$6,099,065
Segment operating profit (loss)	$1,421,273	$(2,944,690)	$(724,111)	$—	$—	$(2,247,528)
Depreciation expense	$8,415	$5,254	$—	$—	$—	$13,669

A reconciliation of segment operating loss to net loss before income taxes for years ended July 31, 2008 and 2007 is as follows:

	Year ended July 31, 2008	Year ended July 31, 2007
Total segment operating (loss)	$(1,587,156)	$(2,247,528)
Amortization of intangible assets	(247,333)	(242,502)
Interest expense	(295,071)	(51,299)
Interest Income	—	5,832
Equity in investee loss	—	(800)
Write off of royalty payable	396,250	-
Other income/expense	46,336	32,127
Net loss before minority interest and income taxes	$(1,686,974)	$(2,504,170)

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE M - CONTROLLED COMPANY STATUS

The Company is a "controlled company" as that term is defined in Section 801(a) of the Rules of the American Stock Exchange. Three of its directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc. As a controlled company, the Company is not subject to Section 804 of the Rules of the American Stock Exchange. Section 804 requires that nominees to the Board of Directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Instead, nominees to the Board of Directors are nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the "NLAG Stockholders") and James P. Jimirro. The Voting Agreement was entered into in conjunction with the reorganization transaction that took place on May 17, 2002. According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro agrees to vote for three directors nominated by the NLAG Stockholders. Since the termination of Mr. Jimirro's employment agreement and payment of all amounts due to him, the NLAG Stockholders can now nominate and vote for a seventh director. The Voting Agreement will terminate on the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock. Mr. Jimirro owned 111,710 shares of the Company's common stock as of July 31, 2008. The Voting Agreement prevents the Company from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

NOTE N - SUBSEQUENT EVENTS

On September 1, 2008, the Company amended an agreement with a consultant for consulting and investor relations services. The consultant is to receive 24,000 restricted shares of common stock of the Company. The consultant will receive 2,000 restricted shares of common stock per month, payable in advance on a quarterly basis. The shares will be delivered over the twelve month term of the agreement. The shares will be priced at the market price on the date of issuance. No shares have yet been issued under this amended agreement. Under the previous twelve month agreement with this consultant, which commenced September 1, 2007, the Company issued 7,272 shares of its restricted common stock on September 17, 2008 to the consultant. The Company expensed $6,690, which was equivalent to the fair market value of the shares on the date of issuance.

Subsequent to July 31, 2008, the Company issued 38,746 shares of the Company’s common stock to various consultants for services rendered during this period.  The Company expensed $50,710 for these services. The shares were priced at the fair market value of the shares on the date of issuance or upon the value determined by an agreement.

During the month of August 2008, warrants issued in conjunction with the sale of shares of the Company's Series B Convertible Preferred Stock were exercised for the purchase of 64,058 shares of the Company’s common stock. The per share exercise price was $1.775 per share. The proceeds received from the warrant exercise totaled $113,703.

During the month of August 2008, warrants issued in conjunction with the sale of shares of the Company’s Series C Convertible Preferred Stock were exercised to purchase 21,264 shares of the Company’s common stock. The per share exercise price was $1.775. The proceeds received from the warrant exercise totaled $37,735.

On October 28, 2008, the Company entered into an employment agreement with Ms. Lorraine Evanoff.

Pursuant to the employment agreement, Ms. Evanoff receives an annual salary of $100,000 for services rendered to us as our chief financial officer.  Ms. Evanoff is entitled to participate in any other benefits offered generally to the Company’s employees.

The employment agreement memorialized the grant of an option agreement made to Ms. Evanoff on December 17, 2007.  Pursuant to this grant, Ms. Evanoff may purchase 150,000 shares of the Company’s common stock at an exercise price of $2.30.  The right to purchase 50,000 shares vested on December 17, 2007.  The right to purchase the remaining 100,000 shares will vest over the 36 month period following that date.  Pursuant to the employment agreement, Ms. Evanoff will receive an option to purchase 100,000 shares of the Company’s common stock on January 31st of each year, so long her employment with the Company continues.  The exercise price for the options will be equal to or greater than the closing price of the common stock on the date of grant.  The term of each option will be 10 years.  Finally, pursuant to the employment agreement, Ms. Evanoff will receive an option to purchase 100,000 shares of the Company’s common stock on the date that the American Stock Exchange notifies the Company that it has regained compliance with Section 1003(a)(iv) of the AMEX Company Guide, as required by the letter the Company received on February 27, 2008 from the American Stock Exchange.  All of the options were granted in accordance with the National Lampoon, Inc. Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan.

Ms. Evanoff's employment agreement may be terminated by the Company for cause or without cause.  The employment agreement will terminate upon Ms. Evanoff’s death or disability.  Ms. Evanoff may terminate the agreement by giving the Company at least 30 days notice prior to her termination.  If the agreement is terminated without cause, in addition to any benefits mandated by law, the Company shall pay to Ms. Evanoff the following termination benefits:  (i) all compensation earned through the date of termination plus one month’s salary;

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2008 AND 2007

(ii) all accrued but unused vacation benefits; (iii) all unvested options will immediately vest, and (iv) Ms. Evanoff will have the right to exercise all options for a period of 90 days following the termination date.

The employment agreement provides indemnification to Ms. Evanoff to the fullest extent authorized or permitted by law from and against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by her or on her behalf in connection with any proceeding or any claim, issue or matter if she acted in good faith and in a manner she reasonably believed to be in or not opposed to the Company’s best interests and, with respect to any criminal proceeding, she had no reasonable cause to believe her conduct was unlawful.  The employment agreement also requires the Company to enter into a separate indemnity agreement with Ms. Evanoff.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.(T)    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.

        Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer) has conducted an evaluation of its internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2008. Based on this evaluation, management has determined that the Company's internal control over financial reporting was effective as of July 31, 2008.

Changes in Internal Control

        No change in internal control over financial reporting was made during the fourth quarter of the 2008 fiscal year that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The number of directors required by our bylaws is seven. There are no family relationships among our executive officers and directors.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Daniel S. Laikin	46	Chief Executive Officer and Director
Lorraine Evanoff	46	Chief Financial Officer
Timothy S. Durham	46	Director
Paul Skjodt	50	Director
Robert Levy	54	Director
James P. Jimirro	67	Chairman
Duncan Murray	62	Director
James Toll	55	Director

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

Election of Directors

On May 17, 2002 a Voting Agreement was entered into among James P. Jimirro and the members of the NLAG Group.  The Voting Agreement will terminate on the last to occur of the following:  (i) 13 months following the date of Mr. Jimirro’s separation from service, which occurred on January 28, 2005 or (ii) the date as of which Mr. Jimirro personally first ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of our common stock (as increased proportionately on account of any subdivision, share dividend, stock split or similar transaction and decreased proportionately on account of any reverse stock split, combination or similar transaction affecting our common stock which occurs after the date of the Voting Agreement).  During the term of the Voting Agreement, Mr. Jimirro is entitled to nominate three directors to the board of directors and Daniel S. Laikin, our Chief Executive Officer, is entitled to nominate three directors.  The seventh member of our board of directors was mutually nominated by a majority of the directors nominated by Mr. Jimirro and Mr. Laikin, until January 28, 2005.  Since Mr. Jimirro’s separation from service, the seventh member of our Board of Directors is nominated by a majority of the directors nominated by Mr. Laikin.  The parties to the Voting Agreement, who collectively have voting control, have agreed to vote for those persons nominated by Mr. Jimirro and Mr. Laikin.

Once the Voting Agreement terminates, directors will be elected annually and will serve until successors are elected and qualified or until a director’s earlier death, resignation or removal.

Committees of the Board of Directors

Our board of directors has two committees, an audit committee and a compensation committee.  Currently Timothy Durham and Robert Levy make up our audit committee.  The members of the audit committee are independent as that term is defined in Section 121 of the Rules of the American Stock Exchange.  Neither of our audit committee members qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934.  However, members of our audit committee and members of our board of directors each have some of the attributes of an audit committee financial expert, and we believe that the collective experience and education of the members of our board of directors, including the members of our audit committee, provide us with the expertise that an audit committee financial expert could provide.  Timothy Durham and James P. Jimirro serve as members of the compensation committee.

Business Experience

DANIEL S. LAIKIN has been a director since 2000 and was employed as our Chief Operating Officer from May 17, 2002 until February 1, 2005 when he became our Chief Executive Officer. Mr. Laikin served as Co-Chairman of Biltmore Homes, Inc., an Indiana-based home building and real estate development company until 2000. He also served as a managing partner of Four Leaf Partners, LLC, a closely held investment company, concentrating on the startup and financing of high tech and Internet-related companies. He is also on the board of directors of Obsidian Enterprises, Inc., which was a public company until March 17, 2006.

LORRAINE EVANOFF, Chief Financial Officer, rejoined us in September 2007.  Ms. Evanoff had been our Vice President of Finance and Chief Accounting Officer from April 2005 until March 2006.  From March 2006 until July 2007, Ms. Evanoff was Director of Finance of Element Films, LLC.  Prior to joining us in April 2005, Ms. Evanoff was Controller of TAG Entertainment Corp., a public company, a position she held from February 2004 until April 2005.  Prior to working at TAG Entertainment, Ms. Evanoff was Controller of ANTs Software Inc., a public company, a developer of high-performance SQL database management systems until February 2004.  From 1999 to 2002, Ms. Evanoff also held senior treasury analyst and financial analyst posts with Electronic Arts Inc. and Landor Associates, Inc.

TIMOTHY S. DURHAM has served as a director since 2002.  He is the Chief Executive Officer and Chairman of the board of directors of Obsidian Enterprises, Inc., which was a public company until March 17, 2006, and has held these positions since June 2001.  Since April 2000, he has served as a Managing Member and the Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners LP.  Mr. Durham founded in 1998, and since then has maintained a controlling interest in, several investment funds, including Durham Capital Corporation, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell Associates LLC.  From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., including as Vice Chairman, President and Chief Executive Officer.

PAUL SKJODT has been a director since 2002.  He is actively involved in a variety of companies including managing member of Four Leaf & Associates. Four Leaf is a venture fund that provides seed money to a host of technology companies.  Mr. Skjodt also is President of Oakfield Development, a land development company based in Indianapolis, Indiana, and owner of the Indiana Ice, an ice hockey team in the United States Hockey League.  Mr. Skjodt is also involved in numerous philanthropic endeavors in Indiana.

ROBERT LEVY was appointed to our board of directors on September 13, 2006.  Mr. Levy has written and/or produced motion pictures for over 20 years and is a principal partner in Tapestry Films.  His production credits include The Wedding Crashers, starring Vince Vaughn, Owen Wilson, Rachel McAdams and Christopher Walken; Underclassman, starring Nick Cannon; Serendipity starring John Cusack and Kate Beckinsale; The Wedding Planner starring Jennifer Lopez and Matthew McConaughey; National Lampoon’s Van Wilder starring Ryan Reynolds; Van Wilder 2: The Rise of Taj, starring Kal Penn; She’s All That starring Freddie Prinze Jr. and Rachael Leigh Cook; and Employee of the Month, starring Dane Cook, Jessica Simpson and Dax Shepard.  Mr. Levy has also been the executive producer on the films Swing, Black & White, Payback, The Chain, The Granny, and Dark Tide. He was not only the executive producer, but he also wrote the story for the classic film Smokey and the Bandit, starring Burt Reynolds.  Mr. Levy has also directed and produced A Kid in Aladdin’s Court, the sequel to A Kid in King Arthur’s Court, which was produced by Tapestry Films.  Mr. Levy graduated from the University of California, Los Angeles and received a producing fellowship from the American Film Institute.

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

JAMES TOLL was appointed to our board of directors on September 18, 2006.  Mr. Toll has worked in the financial area for 26 years, including for CBS Television Network in Los Angeles and Warner/Electra/Atlantic International (WEA International) Records in Burbank as a Senior Financial Analyst for three years.  While at WEA, Mr. Toll worked for six months at the Mexico City division as their Director Financiero.  Mr. Toll spent three years as head of the accounting department for the non-profit company WQED-West, and was involved with the production of the Emmy award winning seven part series, The Planet Earth, and the production of National Geographic Specials.  Mr. Toll spent three years as CFO/Treasurer in the Direct Response Industry where he was involved with the hit products Komputer Tutor and the Mighty Pro Grill, and the mega hit, Abslide.  Mr. Toll joined Keller Entertainment Group as the CFO in l996 and was responsible for the corporate financial functions of the Company and management of $40 million for the production and distribution of domestic and international television series such as Tarzan the Epic Adventure, Conan the Adventurer, and Acapulco Heat.  Mr. Toll initially joined J2 Communications/National Lampoon in 1987 as Chief Financial Officer and continued in that position until 1993.  He then re-joined our company in August of 2001 as Chief Financial Officer and remained in the position until June 16, 2005.  Mr. Toll developed all computerized financial systems for J2 Communications, was responsible for the preparation of all budgets, forecasts, and financial statements including all financial reporting to the Securities and Exchange Commission.  He was head of operations of J2 Communications video distribution, and was involved in all merger and acquisition activity, including J2 Communication’s acquisition of National Lampoon, Inc.  After leaving our company in 2005, Mr. Toll joined Resources Global Professionals, an international consulting firm that was spun off from Deloitte & Touche one of the big 5 accounting firms.  Resources Global Professionals has over 70 offices worldwide and in 2005 earned over $525 million in revenues.

DUNCAN MURRAY was appointed to our board of directors on October 19, 2006. From 1998 to his retirement in 2004, Mr. Murray served as Vice President, Business and Legal Affairs, of Santa Monica based Transactional Marketing Partners, Inc. (“TMP”), a direct response television consulting firm.  Before joining TMP, from August 1986 through January of 2003, Mr. Murray served as our Vice-President of Marketing and, prior to that, worked with The Walt Disney Company for 14 years in a variety of capacities including Vice President-Sales Administration for The Disney Channel and Director of Sales for Walt Disney Telecommunications Company.  While at The Walt Disney Company, Mr. Murray was an integral part of the small team that created and launched The Disney Channel.  During his tenure as Vice President of Marketing for our company, he oversaw stockholder relations, published the final 3 issues of National Lampoon Magazine, and managed negotiations with Artisan Entertainment for attachment of our name to the feature film National Lampoon’s Van Wilder. Mr. Murray currently serves as a Director, Secretary and Treasurer of The Greenburg Family Foundation, a health issues-related philanthropic organization headquartered in Santa Monica and Palm Springs, California.

Our board of directors does not have a standing nominating committee or a charter governing the manner in which individuals are nominated to the Board.  With the exception of Daniel S. Laikin, our current Chief Executive Officer, all of the members of our board of directors are “independent”, as that term is defined in Section 121A of the Rules of the American Stock Exchange.

We are a “controlled company” as that term is defined in Section 801(a) of the Rules of the American Stock Exchange.  Three of our directors, Daniel S. Laikin, Timothy S. Durham and Paul Skjodt, control over 50% of the voting power of National Lampoon, Inc.  As a controlled company, we are not subject to Section 804 of the Rules of the American Stock Exchange.  Section 804 requires that nominees to the board of directors be made by either a nominating committee comprised solely of independent directors or by a majority of the independent directors.  Instead, nominees to the board of directors have been nominated in accordance with the terms of that certain Voting Agreement entered into on May 17, 2002 among Daniel S. Laikin, Paul Skjodt, Timothy S. Durham, Ronald Holzer, DC Investment, LLC, NL Acquisition Group LLC, Samerian LLP, Diamond Investments, LLC, Christopher R. Williams, Helen C. Williams, DW Leasing Company, LLC, Judy B. Laikin (all of whom are collectively referred to in this discussion as the “NLAG Stockholders”) and James P. Jimirro.  The Voting Agreement was entered into in conjunction with the Reorganization Transaction that took place on May 17, 2002.  According to the terms of the Voting Agreement, the NLAG Stockholders agree to vote for Mr. Jimirro and two directors nominated by Mr. Jimirro and, conversely, Mr. Jimirro and a majority of the directors chosen by him agree to vote for four directors nominated by the NLAG Stockholders.  The Voting Agreement will not terminate until the later of the termination of Mr. Jimirro’s employment agreement and the payment of all amounts due to him thereunder (which occurred on January 28, 2005) or the date as of which Mr. Jimirro personally ceases to own beneficially (whether by reason of his death or otherwise) at least 100,000 shares of common stock.  The Voting Agreement prevents us from having a policy with regard to the consideration of any director candidates recommended by security holders (other than the NLAG Stockholders and Mr. Jimirro) or an independent committee whose purpose is to nominate director candidates.

Director Compensation

As compensation to the members of our board of directors for the services rendered by them, during the fiscal year ended July 31, 2008 we paid fees ranging from $1,000 to $2,369 to each of our directors and we awarded to each director an option to purchase 50,000 shares of our common stock at an exercise price of $2.15 per share.  These options vest immediately and have a term of 7 years.

The following table sets forth certain information concerning compensation granted to our directors during the 2008 fiscal year.  No options were exercised by our directors during the last fiscal year.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Daniel S. Laikin		-	52,123	-	-	1,000	53,123
Timothy S. Durham	-	-	52,123	-	-	1,000	53,123
Paul Skjodt	-	-	52,123	-	-	1,000	53,123
Robert Levy	-	-	52,123	-	-	1,000	53,123
James P. Jimirro	-	-	52,123	-	-	1,000	53,123
Duncan Murray	-	-	52,123	-	-	1,600	53,723
James Toll	-	-	52,123	-	-	2,369	54,492

(1)
The relative fair value of the options for the fiscal year ended July 31, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 43.5% - 55.6%; and a term of seven to ten years.

ITEM 11.    EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years (collectively referred to in this discussion as the “named executive officers”).  During the 2007 fiscal year, Bruce Long separated from service as President and David Kane separated from service as Chief Financial Officer.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Daniel S. Laikin,	2008	250,000			126,038			1,000	377,038
Chief Executive Officer and President	2007	250,000	-	-	26,874	-	-	3,000	279,874

Lorraine Evanoff,	2008	88,000(2)	-	-	72,737	-	-	-	160,737
Chief Financial Officer	2007	-	-	-	-	-	-	-	-

Bruce Long,	2008	27,000(3)	-	-	-	-	-	18,782	45,782
former President	2007	296,000	-	-	37,072	-	-	-	333,072

David Kane,	2008	15,000(4)	-	-	7,185	-	-	-	22,185
former Chief Financial Officer	2007	45,000(4)	-	-	17,962	-	-	-	62,962

(1)
The relative fair value of the options was estimated using the Black-Scholes option pricing model. The following assumptions were used for the fiscal year ended July 31, 2008: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of our common stock of 39.5% to 55.6%; and a term of seven to ten years; The following assumptions were used for the fiscal year ended July 31, 2007: average risk-free interest of 5.50%; dividend yield of 0%; average volatility factor of the expected market price of our common stock of 68.4% to 70.1%; and a term of seven to ten years;

(2)
Lorraine Evanoff became Chief Financial Officer of the Company effective September 15, 2007 with an annual salary of $100,000. The table above reflects compensation paid to Ms. Evanoff from September 15, 2007 through July 31, 2008 only.

(3)	Bruce Long separated from service July 31, 2007. The payments received by Mr. Long during the year ended July 31, 2008 represent vacation pay and severance pay.

(4)	David Kane’s annual salary was $90,000. Mr. Kane separated from service on September 30, 2007. The table above includes only the salary paid to him during his period of employment.

Discussion of Compensation

Our compensation program consists of the following three components:

•	base salary;

•	bonuses; and

•	awards of restricted stock or stock options from our Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan.

We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our stockholders.

In setting the compensation for our officers, our compensation committee looks primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.

Bonuses are used to reward exceptional performance, either by the individual or by the company.  Bonuses are discretionary.  There is no single method of computing bonuses.  The board of directors or the compensation committee may establish any criteria to determine the amount of a bonus.  No bonuses were paid to our executive officers during the 2008 fiscal year.

During the 2007 fiscal year we granted options to purchase our common stock to Daniel Laikin, Bruce Long and David Kane.  During the 2008 fiscal year we granted options to purchase our common stock to Mr. Laikin and to Lorraine Evanoff. We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our company.

The following table sets forth certain information concerning stock option awards granted to our executive officers.  No options were exercised by our executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Daniel S. Laikin	2,666	-	-	1.75	1/29/09	-	-	-	-
Daniel S. Laikin	200,000	-	-	3.50	5/17/09	-	-	-	-
Daniel S. Laikin	400,000	-	-	3.13	9/17/10	-	-	-	-
Daniel S. Laikin	15,000	-	-	1.60	6/16/14	-	-	-	-
Daniel S. Laikin	400,000	-	-	1.76	6/16/09	-	-	-	-
Daniel S. Laikin	25,000	-	-	2.19	10/27/15	-	-	-	-
Daniel S. Laikin	100,000	-	-	2.98	1/31/16	-	-	-	-
Daniel S. Laikin	33,333	66,667	-	2.04	1/31/17	-	-	-	-
Daniel S. Laikin	50,000	-	-	2.15	9/21/14	-	-	-	-
Daniel S. Laikin	-	100,000	-	1.90	1/31/18	-	-	-	-
Lorraine Evanoff	50,000	100,000	-	2.30	12/7/14	-	-	-	-

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

Lorraine Evanoff, Chief Financial Officer

On October 28, 2008, the Company entered into an employment agreement with Ms. Lorraine Evanoff.

Pursuant to the employment agreement, Ms. Evanoff receives an annual salary of $100,000 for services rendered to us as our Chief Financial Officer.  Ms. Evanoff is entitled to participate in any other benefits offered generally to our employees.

The employment agreement memorialized the grant of an option agreement made to Ms. Evanoff on December 17, 2007.  Pursuant to this grant, Ms. Evanoff may purchase 150,000 shares of our common stock at an exercise price of $2.30.  The right to purchase 50,000 shares vested on December 17, 2007.  The right to purchase the remaining 100,000 shares will vest over the 36 month period following that date.  Pursuant to the employment agreement, Ms. Evanoff will receive an option to purchase 100,000 shares of our common stock on January 31st of each year, so long as her employment with us continues.  The exercise price for the options will be equal to or greater than the closing price of the common stock on the date of grant.  The term of each option will be 10 years.  Finally, pursuant to the employment agreement, Ms. Evanoff will receive an option to purchase 100,000 shares of our common stock on the date that the American Stock Exchange notifies us that we have regained compliance with Section 1003(a)(iv) of the AMEX Company Guide, as required by the letter we received on February 27, 2008 from the American Stock Exchange.  All of the options were granted in accordance with the National Lampoon, Inc. Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan.

Ms. Evanoff's employment agreement may be terminated by us for cause or without cause.  The employment agreement will terminate upon Ms. Evanoff’s death or disability.  Ms. Evanoff may terminate the agreement by giving us at least 30 days notice prior to her termination.  If the agreement is terminated without cause, in addition to any benefits mandated by law, we shall pay to Ms. Evanoff the following termination benefits:  (i) all compensation earned through the date of termination plus one month’s salary; (ii) all accrued but unused vacation benefits; (iii) all unvested options will immediately vest, and (iv) Ms. Evanoff will have the right to exercise all options for a period of 90 days following the termination date.

The employment agreement provides indemnification to Ms. Evanoff to the fullest extent authorized or permitted by law from and against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by her or on her behalf in connection with any proceeding or any claim, issue or matter if she acted in good faith and in a manner she reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, she had no reasonable cause to believe her conduct was unlawful.  The employment agreement also requires us to enter into a separate indemnity agreement with Ms. Evanoff.

Code of Business Conduct and Ethics

The board of directors has adopted a Code of Business Conduct and Ethics that applies to all employees, including executive officers, and members of the board of directors.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Requests should be made in writing to Corporate Secretary, National Lampoon, Inc., 8228 Sunset Boulevard, Third Floor, Los Angeles, California 90046.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2008 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions

David Kane, former chief financial officer	3/4	Mr. Kane’s form 3 was filed on August 7, 2007 rather than on July 11, 2007. Mr. Kane filed a form 4 on August 7, 2007 to report the grant of stock options made on February 28, 2007.

Robert Levy, director	4	Mr. Levy filed a form 4 on August 7, 2007 reporting 2 transactions (both granting stock options) that occurred on October 24, 2006 and February 28, 2007.

James Toll, director	4
Mr. Toll filed a form 4 on August 7, 2007 to report the grant of stock options made on February 28, 2007.  Mr. Toll filed a form 4 on November 16, 2007 to report the grant of common stock and the grant of stock options made on September 21, 2007.

Daniel S. Laikin, chief executive officer and director	4
Mr. Laikin filed a form 4 on August 10, 2007 to report the grant of stock options made on January 31, 2007.  Mr. Laikin filed a form 4 on November 9, 2007 to report the grant of common stock and the grant of stock options made on September 21, 2007. Mr. Laikin filed a form 4 on January 14, 2008 to report the purchase of shares made on January 9, 2008.

Paul Skjodt, director	4	Mr. Skjodt filed a form 4 on November 13, 2007 to report the grant of stock options made on February 28, 2007 and the grant of common stock and the grant of stock options made on September 21, 2007.

James Jimirro, director	4	Mr. Jimirro filed a form 4 on November 13, 2007 to report the grant of stock options made on February 28, 2007 and the grant of common stock and the grant of stock options made on September 21, 2007.

Timothy S. Durham, director	4	Mr. Durham filed a report on November 13, 2007 to report the grant of stock options made on February 28, 2007 and the grant of common stock and the grant of stock options made on September 21, 2007.

Duncan Murray, director	4	Mr. Murray filed a form 4 on November 16, 2007 to report the grant of stock options on February 28, 2007 and the grant of common stock and the grant of stock options made on September 21, 2007.

Lorraine Evanoff, chief financial officer	4	Ms. Evanoff filed a form 4 on May 5, 2008 to report the grant of stock options made on December 7, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 15, 2008 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

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

The following table is based on a total of 16,744,858 shares of common stock equivalents outstanding as of October 15, 2008 consisting of the following:

•	a total of 9,456,427 shares of common stock;

•	61,832 shares of Series B Convertible Preferred Stock that may be converted into 3,483,491 shares of common stock; and

•	190,247 shares of Series C Convertible Preferred Stock that may be converted into 3,804,940 shares of common stock.

	Common Stock			Series B Convertible Preferred Stock, on an as-converted basis(7)			Series C Convertible Preferred Stock, on an as-converted basis(11)
Name and Position *	Number of Shares		Percentage Ownership of Class	Number of Shares		Percentage Ownership of Class	Number of Shares		Percentage Ownership of Class
Daniel S. Laikin, CEO	4,616,056	(1)	35.36%	1,687,379	(9)	48.44%	1,894,040	(13)	49.78%

Lorraine Evanoff, CFO	100,400	(2)	1.05%	-			-		-

James P. Jimirro, Chairman	1,712,083	(3)	15.48%	-		-	-		-

Timothy Durham, Director	1,947,099	(4)	18.23%	994,253	(10)	28.54%	1,347,140	(14)	35.41%

Paul Skjodt, Director	817,095	(5)	8.25%	366,197	(11)	10.51%	-		-

Robert Levy	416,648	(6)	4.25%	-		-	235,860	(15)	6.20%

Officers and Directors as a Group (8 persons)	9,726,347	(7)	57.55%	3,047,829		87.49%	3,477,040		91.38%

Remaining Holders of Series B Convertible Preferred Stock as a Group	-		-	435,662		12.51%	-		-

Remaining Holders of Series C Convertible Preferred Stock as a Group							327,900		8.62%

* The address for each of the persons named in the table above (with the exception of the holders of the Series B and Series C Convertible Preferred Stock) is 8228 Sunset Boulevard, West Hollywood, California 90046.

(1) This number includes 1,018,011 shares of common stock owned by Mr. Laikin or by an entity controlled by him, options to purchase 1,225,999 shares of common stock, a warrant to purchase 1,623,669 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 748,377 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(2) This number includes 400 shares of common stock owned by Ms. Evanoff or by an entity controlled by her and options to purchase 100,000 shares of common stock.

(3) This number includes 111,710 shares of common stock owned by Mr. Jimirro or by an entity controlled by him and options to purchase 1,600,373 shares of common stock.

(4) This number includes 721,889 shares of common stock owned by Mr. Durham or by an entity controlled by him, options to purchase 128,333 shares of common stock, a warrant to purchase 554,042 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock and a warrant to purchase 542,835 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(5) This number includes 365,757 shares of common stock owned by Mr. Skjodt or by an entity controlled by him, options to purchase 128,333 shares of common stock, and a warrant to purchase 323,005 shares of common stock issued in conjunction with the Series B Convertible Preferred Stock.

(6) This number includes 63,800 shares of common stock owned by Mr. Levy or by an entity controlled by him, options to purchase 183,333 shares of common stock, and a warrant to purchase 169,515 shares of common stock issued in conjunction with the Series C Convertible Preferred Stock.

(7) This number includes 100 and 200 shares of common stock owned by Mr. Toll and Mr. Murray, respectively and options to purchase 58,333 shares each of common stock.

(8) Each share of Series B Convertible Preferred Stock may be converted into 56.338 shares of common stock.

(9) Mr. Laikin owns 29,951 shares of Series B Convertible Preferred Stock that may be converted into 1,687,379 shares of common stock.

(10) Mr. Durham owns 17,648 shares of Series B Convertible Preferred Stock that may be converted into 994,253 shares of common stock.

(11) Mr. Skjodt owns 6,500 shares of Series B Convertible Preferred Stock that may be converted into 366,197 shares of common stock.

(12) Each share of Series C Convertible Preferred Stock may be converted into 20 shares of common stock.

(13) Mr. Laikin owns 94,702 shares of Series C Convertible Preferred Stock that may be converted into 1,894,040 shares of common stock.

(14) Mr. Durham owns 67,357 shares of Series C Convertible Preferred Stock that may be converted into 1,347,140 shares of common stock.

(15) Mr. Levy owns 11,793 shares of Series C Convertible Preferred Stock that may be converted into 235,860 shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

With the exception of Daniel S. Laikin, our current Chief Executive Officer, all of the members of our board of directors are “independent”, as that term is defined in Section 121A of the Rules of the American Stock Exchange.  We have an audit committee composed of two members of our board of directors, both of whom are independent and a compensation committee composed of two directors, both of whom are independent.  We do not have a nominating committee.

On July 17, 2008 we undertook an offer to the holders of warrants issued in conjunction with the sale of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.  The offer allowed the warrant holders the opportunity to extend the term of the warrants.  The warrants allow the holders to purchase shares of our common stock at a price of $1.775 per share.  In order to take advantage of the offer, a warrant holder was required to exercise a portion of the warrants and purchase no less than 10% of the shares of common stock covered by the warrants.  In exchange for the partial exercise of the warrants prior to the expiration of the offer, the expiration date of the warrants would be extended from December 9, 2008 to December 9, 2010.  Daniel S. Laikin, our Chief Executive Officer, director and a significant stockholder, Timothy Durham and Paul Skjodt, members of the board of directors and significant stockholders, and Robert Levy, a director, took advantage of this offer.  As a result of partially exercising their warrants, 263,560 shares of common stock were issued to Mr. Laikin, 121,875 shares were issued to Mr. Durham, 35,889 shares were issued to Mr. Skjodt and 18,835 shares were issued to Mr. Levy.  Mr. Laikin exercised his warrants by cancelling a total of $467,817 in principal and accrued interest and Mr. Durham exercised his warrants by cancelling a total of $216,329 in principal and accrued interest of loans these individuals made to us from time-to-time.

On June 25, 2008, our board of directors approved an Agreement to Convert Debt with Messrs. Laikin and Durham pursuant to which we agreed to issue shares of our common stock in exchange for the cancellation of principal and interest owed to these individuals for loans made to us from time to time.  Mr. Laikin agreed to cancel a total of $132,183 in principal and accrued interest in exchange for 92,436 shares of common stock and Mr. Durham agreed to cancel a total of $283,671 in principal and accrued interest in exchange for 198,371 shares of common stock.  These shares were issued in September 2008.  The per share value of the common stock used to compute the number of shares issued to Messrs. Laikin and Durham was $1.43, the last sale price of the common stock on the trading day preceding the date that we received instructions from these individuals to pay the principal and interest with common stock.

During the fiscal year ended July 31, 2007, we borrowed funds from Messrs. Laikin and Durham for working capital which was used for the publication of National Lampoon books.  A total of $250,000 was borrowed from Mr. Laikin, Mr. Durham and a third party.  The loans accrued interest at the rate of 6% per annum and were payable on demand.  During the fiscal year ended July 31, 2008, the largest aggregate amount of principal we owed on these loans was $250,000 and $25,368 in interest was accrued.  In September 2008, we repaid a portion of these loans by issuing 69,040 shares of common stock to Mr. Laikin in payment of $89,667 in principal and $9,060 in interest and 59,837 shares of common stock to Mr. Durham in payment of $77,000 in principal and $8,567 in interest and by issuing 32,997 shares of common stock and another 24,129 to be issued to a shareholder in payment of $83,333 in principal and $9,741 in interest.  The principal and interest of the loans has been paid in full.

On January 31, 2008, in accordance with the terms of his consulting agreement, Mr. Douglas S. Bennett, our former President and Chief Financial Officer, received an option to purchase 50,000 shares of our common stock at an exercise price of $1.90 which was the market value of the common stock on the date of grant.  Mr. Bennett provided consulting services from August 1, 2006 until January 31, 2008.

As of July 31, 2008, we owed Mr. Laikin $436,719 in principal and $50,513 in interest for advances made to us from time-to-time for working capital.  The loans are unsecured and bear interest at the rate of 6% per annum.  The obligation to Mr. Laikin is payable on demand.  During the fiscal year ended July 31, 2008, the largest aggregate amount of principal outstanding of the loans was $1,059,719.  As of July 31, 2008 23,394 shares of common stock were issuable to Mr. Laikin in payment of $30,364 in principal and $3,089 in interest.  We continue to owe $487,232 in principal to Mr. Laikin on this loan.

As of July 31, 2008, we owed Mr. Durham $735,259 in principal and $21,686 in interest for advances made to us from time-to-time for working capital.  The loans are unsecured and bear interest at the rate of 6% per annum.  The obligation to Mr. Durham is payable on demand.  During the fiscal year ended July 31, 2008, the largest aggregate amount of principal outstanding of the loans was $1,137,819.  As of July 31, 2008, 138,535 shares of common stock were issuable to Mr. Durham in payment of $192,429 in principal and $5,676 in interest.  We continue to owe $756,945 in principal to Mr. Durham on this loan.

Red Rock Pictures Holdings, Inc. (“Red Rock”), a publicly traded company and related party, has made various loans to us.  The outstanding amount includes loans made to us for film financing as discussed in Note F to our audited financial statements.  As of July 31, 2008 we owed Red Rock $2,735,784 in principal and $482,020 in interest.  The loans bear interest at the rate of 10% per annum.  During the fiscal year ended July 31, 2008, $1,279,944 of principal and $152,425 of interest had been paid to Red Rock.  The largest aggregate amount of principal outstanding of the loans to Red Rock during the year ended July 31, 2008 was $3,994,049.  The loan agreements, which were entered into on October 26, 2006, and the amendments thereto, which were entered into on October 31, 2008, require payment of the loans no later than three years after the release date of the film and define the payments, which are to be made from proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture (please see Note F to our financial statements.) The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. Based on the estimates of proceeds the Company expects to receive from the films, the Company anticipates that it will make a payment of approximately $1,147,763 toward the aggregate loan during the first year, and pay the balance over the next two years, prior to or on the due date. We continue to owe $3,217,804 in principal and interest to Red Rock.

During August 2006 a company controlled by Timothy Durham, a director, provided debt financing to the producers of the films National Lampoon’s Jakes Booty Call and National Lampoon’s Pucked in order to finance the prints and advertising costs associated with the theatrical release of these pictures.  National Lampoon, Inc. was the theatrical distributor of these two films.  Mr. Durham, through this affiliate, paid the majority of these costs directly to us.  We have no obligation or plan to repay Mr. Durham or any of his affiliates for the funds received.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2008 and July 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2008	July 31, 2007
(i) Audit Fees	$148,776	$123,459
(ii) Audit Related Fees	$16,723	$16,489
(iii) Tax Fees	$-	$-
(iv) All Other Fees	$3,696	$-

ITEM 15.    EXHIBITS

Exhibit No.	Title
3.1	Certificate of Incorporation of National Lampoon, Inc. (1)

3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)

3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)

3.4	Second Amendment to Certificate of Incorporation of National Lampoon, Inc.*

3.5	Third Amendment to Certificate of Incorporation of National Lampoon, Inc.*

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)

4.2	First Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc.*

4.3	Second Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc.*

4.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock*

4.5	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)

4.6	Jimirro Registration Rights Agreement dated May 17, 2002 (3)

4.7	Piggyback Registration Rights Agreement dated September 3, 2002 between the registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)

4.8	Piggyback Registration Rights Agreement entered into among the registrant and the purchasers of Series C Convertible Preferred Stock (5)

4.9	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)

4.10	First Amendment to Voting Agreement dated June 7, 2002 *

4.11	Series C Voting Agreement entered into among the registrant and purchasers of Series C Convertible Preferred Stock (5)

10.1	2005 Employment Agreement between the registrant and Daniel Laikin (6)

10.2	National Lampoon, Inc. 1999 Amended and Restated Stock Option, Deferred Stock and Restricted Stock Plan (6)

10.3	National Lampoon, Inc. 2005 Consultant Plan (7)

10.4	Agreement to Convert Debt between the registrant and Daniel S. Laikin and Timothy S. Durham*

10.5	Agreement to Convert Debt between the registrant and Christopher R. Williams*

10.6	Indemnification Agreement dated May 17, 2002 between National Lampoon, Inc. and Daniel S. Laikin (3)

10.7	Agreement between J2 Communications and Harvard Lampoon, Inc. dated October 1, 1998 (6)

10.8	Indemnification Agreement dated May 17, 2002 between J2 Communications and Daniel S. Laikin (3)

10.9	Indemnification Agreement dated May 17, 2002 between J2 Communications and James P. Jimirro (3)

10.10	Common Stock Warrant for Series B Preferred Stockholders (3)

10.11	Series C Preferred Stock and Warrant Purchase Agreement (5)

10.12	Common Stock Purchase Warrant for Series C Preferred Stockholders (5)

10.13	Secured Promissory Note dated May 16, 2006 and Amendment dated June 6, 2006 executed by the registrant in favor of Daniel Laikin, Timothy Durham and Christopher Williams.(8)

10.14	Financing Agreement dated October 31, 2006, by and between Ratko Productions, Inc., a wholly owned subsidiary of National Lampoon, Inc. and Red Rock Productions, Inc. (8)

10.15	Financing Agreement dated October 31, 2006, by and between Bagboy Productions, Inc., a wholly owned subsidiary of National Lampoon, Inc. and Red Rock Productions, Inc. (8)

10.16	Prints and Advertising Financing Agreement by and between National Lampoon, Inc. and Red Rock Productions, Inc.*

21	Subsidiaries of National Lampoon, Inc. *

23	Consent of Weinberg & Company, P.A.*

31.1	Certification by Chief Executive Officer/President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification Pursuant to 18 U.S.C. 1350*

* Filed herewith.

(1) Incorporated by reference from the registrant’s Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003, file number 000-15284.

(2) Incorporated by reference from the registrant’s Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission on October 29, 2004, file number 000-15284.

(3) Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2002, file number 000-15284.

(4) Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2002, file number 000-15284.

(5) Incorporated by reference from the registrant’s Form 10-QSB filed with the Securities and Exchange Commission on December 21, 2004, file number 000-15284.

(6) Incorporated by reference from the registrant’s SB-2 Registration Statement filed with the Securities and Exchange Commission on March 10, 2005 file number 333-123138

(7) Incorporated by reference from the registrant’s definitive proxy statement filed on December 13, 2005, file number 001-32584.

(8) Incorporated by reference from the registrant’s Form 10-KSB filed with the Securities and Exchange Commission on November 29, 2007, file number 001-32584.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November 2008.

NATIONAL LAMPOON, INC.

By:	/s/ Daniel S. Laikin
Daniel S. Laikin Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Laikin	Chief Executive Officer, Director	November 10, 2008
Daniel S. Laikin

/s/ Lorraine Evanoff	Chief Financial Officer	November 10, 2008
Lorraine Evanoff

/s/ James P. Jimirro	Chairman of the board of directors	November 10, 2008
James P. Jimirro

/s/ Timothy Durham	Director	November 10, 2008
Timothy Durham

/s/ Paul Skjodt	Director	November 10, 2008
Paul Skjodt

/s/ Robert S. Levy	Director	November 10, 2008
Robert S. Levy

/s/ Duncan Murray	Director	November 10, 2008
Duncan Murray

/s/ James Toll	Director	November 10, 2008
James Toll