Form 10-Q
period 2008-10-31
NATIONAL LAMPOON INC
filed 2009-10-02
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2008

OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _______________________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No [ (The registrant is not subject to this Regulation.)]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                                           Accelerated filer ☐

Non-accelerated filer   ☐                                                                                                            Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  The registrant had 9,499,495 shares of common stock, $0.0001 par value, issued and outstanding as of Sepember 24, 2009.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following:

•	a decline in the general state of the economy, which impacts the amount of money spent by consumers for entertainment products,

•	whether we will be able to raise capital as and when we need it,

•	whether the entertainment products we produce or to which we license our brand will generate significant sales,

•	our overall ability to successfully compete in our market and our industry,

•	whether we will continue to receive the services of our executive officers and directors, particularly our Chief Executive Officer, Tim Durham,

•	the outcome of various legal actions to which we are currently a party;

•	unanticipated increases in development, production or marketing expenses related to our various business activities,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	October 31,	July 31,
	2008	2008
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$2,287	$2,267
Accounts receivable, net of reserves of $542,142 and $181,619, respectively	793,021	1,640,994
Canadian tax credits receivable	203,889	226,729
Prepaid expenses and other current assets	66,681	78,464
Total current assets	1,065,878	1,948,454

Fixed assets, net of accumulated depreciation of $199,358 and $193,738, respectively	40,455	39,283
Capitalized production costs, net of $5,752,411 and $5,709,969 of amortization, respectively	5,112,050	5,017,567
Capitalized publishing costs, net of $500,372 and $496,477 of amortization, respectively	117,158	104,278
Intangible assets, net of accumulated amortization of $4,837,984 and $4,719,119, respectively	1,838,005	1,956,871
Fair value of available-for-sale securities	235,385	588,461
Total non-current assets	7,343,053	7,706,460
TOTAL ASSETS	$8,408,931	$9,654,914

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$1,810,669	$1,340,157
Accrued expenses	342,432	310,691
Notes payable secured by Canadian tax credits receivable	203,889	226,729
Deferred income	1,324,140	1,007,960
Notes payable - related party, including interest of $85,521 and $64,036, respectively	1,493,155	1,169,015
Production loans – including interest of $1,151 and $0, respectively	151,151	-
Production loans – related party, including interest of $202,943 and $168,837, respectively	1,124,029	1,147,763
Total current liabilities	6,449,465	5,202,315

Production loans – including interest of $12,986 and $0, respectively	912,986	-
Production loans – related party, including interest of $383,510 and $321,347, respectively	2,016,684	2,145,204
TOTAL LIABILITIES	9,379,135	7,347,519

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 61,832 and 61,832 shares issued and outstanding, respectively	6	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,247 and 190,247 shares issued and outstanding, respectively	18	18
Series D Convertible Preferred Stock, par value $.0001 per share, 500,000 shares authorized, 163,261 and 148,247 shares issued and outstanding, respectively	16	15
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 9,456,427 and 9,325,087 shares issued and outstanding, respectively	946	933
Common stock issuable, 859,886 and 812,143 shares of common stock, respectively	1,201,468	1,161,364
Additional paid-in capital	43,798,465	43,500,856
Accumulated Other Comprehensive income	235,385	588,461
Accumulated deficit	(46,206,508)	(42,944,258)
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(970,204)	2,307,395
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$8,408,931	$9,654,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three months ended October 31,
	2008	2007

REVENUES
Production	$19,460	$-
Licensing	155,998	245,542
Advertising & Promotion	755,009	449,633
Publishing	(3,292)	112,451
Distribution	149,851	-
Total revenues	1,077,026	807,626

COSTS AND EXPENSES
Costs related to production revenue	51,639	12,775
Costs related to licensing revenue	34,970	17,915
Costs related to advertising and promotion revenues	151,659	202,297
Costs related to publishing revenues	3,270	43,434
Costs related to distribution revenues	14,971	-
Amortization of capitalized production costs	42,497	-
Impairment of capitalized film costs	2,351,575	-
Amortization of intangible assets	118,866	61,165
Selling, general and administrative expenses	1,517,072	1,631,465
Total costs and expenses	4,286,519	1,969,051
OPERATING LOSS	(3,209,493)	(1,161,425)

OTHER INCOME (EXPENSE)
Interest expense	(67,442)	(19,813)
Other income	14,685	15,906
Total other income/(expense)	(52,757)	(3,907)

NET LOSS	(3,262,250)	(1,165,332)
Preferred stock dividends	(292,335)	(297,771)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,554,585)	$(1,463,103)

Net loss per share attributable to common shareholder - basic and diluted	$(0.35)	$(0.18)
Weighted average number of common shares - basic and diluted	10,244,689	8,232,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008
(UNAUDITED)

									Accumulated
				Preferred		Common	Common	Additional	Other
	Series B	Series C	Series D	Stock	Common	Stock	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Total
Balance at August 1, 2008	61,832	190,247	148,247	$39	9,325,087	$933	$1,161,364	$43,500,856	$588,461	$(42,944,258)	$2,307,395
Fair value of stock issued for services	-	-	-	-	46,018	4	-	57,396	-	-	57,400
Exercise of warrants for common stock	-	-	-	-	85,322	9	-	151,429	-	-	151,438
Fair value vesting of options and warrants issued to consultants	-	-	-	-	-	-	-	10,266	-	-	10,266
Fair value of vesting of employee stock options	-	-	-	-	-	-	-	118,623	-	-	118,623
Preferred stock dividend accrual	-	-	-	-	-	-	-	(292,335)	-	-	(292,335)
Payment of Series B and Series C dividends into Series D Shares	-	-	15,014	1	-	-	-	252,230	-	-	252,231
Common stock issuable on conversion of accrued dividends on preferred stock into Common Shares	-	-	-	-	-	-	40,104	-	-	-	40,104
Decrease in fair value of available-for-sale securities	-	-	-	-	-	-	-	-	(353,076)	-	(353,076)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(3,262,250)	(3,262,250)
Balance at October 31, 2008	61,832	190,247	163,261	$40	9,456,427	$946	$1,201,468	$43,798,465	$235,385	$(46,206,508)	$(970,204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,262,250)	$(1,165,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,620	4,217
Amortization of intangible assets	118,866	61,165
Fair value of shares issued for services	57,400	182,384
Fair value of vested stock, options and warrants	128,889	592,572
Amortization of capitalized production costs	42,497	-
Provision For doubtful accounts	372,168	-
Impairment of capitalized film costs	2,351,575	-
Changes in assets and liabilities
Decrease/(increase) in accounts receivable	475,805	(52,096)
Decrease in Canadian tax credits receivable	22,840	-
Decrease in prepaid expenses and other assets	11,783	22,488
Increase in publishing costs	(12,880)	(69,675)
Increase in production costs	(2,488,555)	(407,613)
Increase in accounts payable	470,512	148,739
Increase in accrued expenses	31,741	85,602
Increase in deferred revenues	316,180	100,015
NET CASH USED IN OPERATING ACTIVITIES	(1,357,809)	(497,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,792)	(2,894)
NET CASH USED IN INVESTING ACTIVITIES	(6,792)	(2,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on production loans	1,064,137	-
Payments of production loans - related party	(486,700)	(51,219)
Borrowings on production loans - related party	334,446	190,219
Payments of notes payable, related party	(64,767)	(43,085)
Proceeds from notes payable, related party	388,907	343,030
Payments on notes payable, secured by Canadian tax credits receivable	(22,840)	-
Proceeds from the exercise of warrants	151,438	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,364,621	438,945

NET (DECREASE)/INCREASE IN CASH	20	(61,483)
CASH AT BEGINNING OF PERIOD	2,267	85,706
CASH AT END OF PERIOD	$2,287	$24,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$-	$-
Interest	$221	$794
Non-cash investing and financing activities:
Accrued dividends on preferred stock payable in common shares and Series D Convertible Preferred Stock	$292,335	$297,771
Decrease in fair value of available-for-sale securities	$353,076	$-
Common stock to be issued as payment of accrued dividends on preferred stock	$40,104	$-
Series D preferred stock issued as payment for accrued dividends on preferred stock	$252,231	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at October 31, 2008 and the results of operations for the three months ended October 31, 2008 and 2007 and cash flows for the three months ended October 31, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009.

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

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $3,262,250 for the three months ended October 31, 2008, as well as negative working capital of $5,383,587 and a stockholder’s deficiency of $970,204 as of October 31, 2008, along with net losses for the prior two years of $1,686,974 and $2,504,170. Additionally, on December 15, 2008 the United States Securities and Exchange Commission issued a release and the United States Attorney for the Eastern District of Pennsylvania announced that they had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin (see Note G). Also on December 15, 2008, the United States Attorney for the Eastern District of Pennsylvania separately announced criminal charges involving the same conduct. Furthermore, on January 9, 2009 our board of directors decided to voluntarily delist our common stock, par value $0.0001 per share, from NYSE Amex Equities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

Historically, our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our former Chief Executive Officer, and Timothy Durham, our current Chief Executive Officer. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at October 31, 2008 was $1,569,329 as compared to $1,244,178 at July 31, 2008. These two individuals have made no further commitment to provide loans to us to meet any immediate working capital requirements.

Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our capital requirements for the next 12 months will continue to be significant. We will need to obtain financing to fund our cash needs and continue our operations. Additional financing may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity to continue our operations is dependent on our ability to raise additional capital.  We currently have no committed sources of capital.

As of October 31, 2008, we had  cash  of  $2,287 and receivables totaling $793,021. As of October 31,2008we have agreements to deliver ten films for which the minimum guarantees, license fees and home video sales revenues are due upon notice of delivery, acceptance of delivery or home video accounts receivables payments received. During the first quarter ended October 31, 2008, we received $155,998 in license fees and we expect additional payments to be received by the end of the 2009 fiscal year.

We completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation. We are currently reviewing those results to determine how we will proceed. The Company has not recorded an estimate of any amount that may be owed.

Revenue Recognition.  Royalty income from film contracts is derived from the sale of DVDs or from the licensing of film rights to third parties. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company on a timely basis. Consequently, this revenue is not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income. When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of revenue.

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the condensed consolidated financial statements as a component of deferred revenue.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

During the three months ended October 31, 2008 two customers accounted for $449,222, (42%) and $150,000, (14%) of total revenue. During the three months ended October 31, 2007, four customers accounted for $198,500 (25%), $150,000 (19%), $112,451 (14%) and $88,026 (11%) of total revenue.

As of October 31, 2008, the Company had $250,000 (32%) of accounts receivable due from its largest customers.

The Company currently does not rely on a single vendor for a majority of its productions. The Company has different vendors that can be replaced if the need arises. A change in vendors would not cause a significant delay in the production process that would ultimately affect operating results.

Fair Value of Financial Instruments. The Company partially adopted SFAS 157, “Fair Value of Financial Instruments,” on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2: inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3: unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table represents certain financial instruments of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of October 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities at fair value	$235,385	$—	$—	$235,385

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

	Three months ended October 31,
	2008	2007
Net Loss	$ (3,262,250)	$ (1,165,332)
Fair value adjustment on available-for-sale securities	(353,076)	-
Comprehensive Loss	$ (3,615,326)	$ (1,165,332)

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a non-controlling interest in one or more subsidiaries.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s condensed consolidated results of operations, financial position, or cash flows.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Net Income or Loss per Share. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares under the treasury stock method, if dilutive, resulting from the exercise of stock options and warrants. Basic and diluted losses per share are the same at October 31, 2008 and 2007, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,508,722 and 6,597,337 common shares during the three months ended October 31, 2008 and 2007, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,288,432 and 7,402,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2008 and 2007, respectively, because their inclusion would be anti-dilutive. Basic earnings per share for the three months ended October 31, 2008 includes 859,886 common shares to be issued.

At October 31, 2008, there are 61,832 Series B Convertible Preferred Shares outstanding, 190,247 Series C Convertible Preferred Shares outstanding and 163,261 Series D Convertible Preferred Shares outstanding. Upon conversion of the 61,832 Series B Convertible Preferred Shares, 3,483,491 common shares would be issuable. Upon conversion of the 190,247 Series C Convertible Preferred Shares, 3,804,940 common shares would be issuable. Upon conversion of the 163,261 Series D Convertible Preferred Shares, 3,265,220 common shares would be issuable.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the three months ended October 31, 2008 because their inclusion would be anti-dilutive.

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film costs in various stages of production at:

	October 31,	July 31,
	2008	2008
In development - theatrical	$4,200,246	$2,677,872
Completed - theatrical	911,804	2,339,695
Total film costs	$5,112,050	$5,017,567

The Company expects to amortize within three to five years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that was amortized during the three months ended October 31, 2008 and 2007 was $42,497 and $0, respectively. During the three months ended October 31, 2008, the Company also recorded an impairment charge of $2,351,575 based upon a revision of its forecasted film revenues. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $1,412,534.

NOTE C - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at:

	October 31,	July 31,
	2008	2008
(A) Payable to Daniel Laikin	$560,617	$412,070
(B) Payable to Timothy Durham	932,538	756,945
	$1,493,155	$1,169,015

(A) As of October 31, 2008, the Company owed Daniel Laikin, the Company's former Chief Executive Officer, $510,575 in principal and $50,042 in interest. As of July 31, 2008, the Company owed Mr. Laikin $369,720 in principal and $42,350 in interest. The loans bear interest at the rate of 6% per annum. The obligations to Mr. Laikin are unsecured and payable on demand. During the three months ending October 31, 2008, the Company made payments of $31,567 to Mr. Laikin.

(B) As of October 31, 2008, the Company owed Timothy Durham, who is currently its Chief Executive Officer, $897,059 in principal and $35,479 in interest. As of July 31, 2008, the Company owed Mr. Durham $735,259 in principal and $21,686 in interest. The loans bear interest at the rate of 6% to 6.75% per annum. The obligations to Mr. Durham are unsecured and payable on demand. During the three months ending October 31, 2008, the Company made payments of $33,200 to Mr. Durham.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

NOTE D - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of:

	October 31,	July 31,
Related Party	2008	2008
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$650,348	$1,070,854

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,184,218	2,146,950

(C) Dan Laikin	76,174	75,163

(D) Robert Levy	103,000	-

(E) Reno Rolle	126,973	-

	3,140,713	3,292,967
Less current portion	(1,124,029)	(1,147,763)
	$2,016,684	$2,145,204

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Bag Boy. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party). In accordance with the initial agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan.  As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than March, 14, 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows:  first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of October 31, 2008, the Company had a loan balance of $352,277 in principal and $298,071 in interest under this financing agreement for a total of $650,348.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $216,782 as of October 31, 2009, $278,396 as of October 31, 2010, and $155,170 as of October 31, 2011. As of July 31, 2008, the Company owed $813,756 in principal and $257,098 in interest under this financing agreement.

(B)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Ratko. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party. In accordance with the initial agreement, Red Rock agreed to loan the Company $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than January 31, 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of October 31, 2008, the Company had a loan balance of $1,909,983 in principal and $274,235 in interest under this financing agreement for a total of $2,184,218. Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $728,073 as of October 31, 2009, $935,005 as of October 31, 2010, and $521,140 as of October 31, 2011.  As of July 31, 2008, the Company owed $1,922,028 in principal and $224,922 in interest under this financing agreement.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

(C)
Mr. Laikin, the Company's former Chief Executive Officer, has made various loans to us for film financing. As of October 31, 2008, he was owed $67,000 in principal and $9,174 in interest for a total of $76,174 in production loans. The loans bear interest at the rate of 6% per annum. As of July 31, 2008, he was owed $67,000 in principal and $8,163 in interest for production loans.

(D)
Mr. Levy, a shareholder and board member, made a loan for film financing. The loan is secured by a bond paid to the Screen Actors Guild for National Lampoon’s the Legend of Awesomest Maximus. As of October 31, 2008, he was owed $100,000 in principal and $3,000 in interest for a total of $103,000 in production loans. The loan accrued a one-time premium of 3%. On November 24, 2008 the loan was repaid in full.

(E)
Mr. Rolle, an officer and shareholder of Red Rock, made a loan to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of October 31, 2008, he was owed $125,000 in principal and $1,973 in interest for a total of $126,973 in production loans. Under the terms of the agreement the loan bears interest at the rate of 10% per annum and Mr. Rolle will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Mr. Rolle has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is to be repaid in full on June 30, 2010.

The aggregate maturities of production loans from related parties and accrued interest for each of the next five years and thereafter are as follows as of October 31, 2008:

Year	Amount
2009	$1,124,029
2010	1,340,374
2011	676,310

$3,140,713

NOTE E - PRODUCTION LOANS AND ACCRUED INTEREST

Production loans and accrued interest consist of the following at:

	October 31,	July 31,
Non-Related Party	2008	2008
(A) Gerald Daigle	$607,671	$-

(B) Voodoo Production Services	456,466	-

	1,064,137	-
Less current portion	(151,151)	-
	$912,986	$-

(A) Mr. Daigle made a loan to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of October 31, 2008, he was owed $600,000 in principal and $7,671 in interest for a total of $607,671 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and Mr. Daigle will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Mr. Daigle has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is to be repaid as follows: $151,151 as of October 31, 2009 and $456,520 as of October 31, 2010.

(B) VooDoo Production Services made loans to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of October 31, 2008, VooDoo was owed $450,000 in principal and $6,466 in interest for a total of $456,466 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and Voo Doo Production Services will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Voo Doo Production Services has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is to be repaid during the 2010 fiscal year.

The aggregate maturities of production loans from non-related parties and accrued interest for each of the next five years and thereafter are as follows as of October 31, 2008:

Year	Amount
2009	$151,151
2010	912,986
$1,064,137

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)
NOTE F - SHAREHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock

During the three-month periods ended October 31, 2008 and 2007, the Company accrued $292,335 and $297,771, respectively, of Series B Stock and Series C Stock dividends.

During the three months ended October 31, 2008, the Company issued 15,014 shares of Series D Stock, valued at $252,231. In addition 47,743 common shares valued at $40,104 were issuable, in connection with the payment of the Series B Stock and Series C Stock dividends. The shares issued and issuable are as follows:

•
During the three months ended October 31, 2008, accrued dividends of the Company's Series B Stock of $17,399 were converted to 20,713 shares of the Company’s common stock and accrued dividends of the Company's Series B Stock of $121,722 were converted to 7,246 shares of the Company’s Series D stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the payment date.

•
During the three months ended October 31, 2008, accrued dividends of the Company's Series C Stock of $22,705 were converted to 27,030 shares of the Company’s common stock and accrued dividends of the Company's Series C Stock of $130,509 were converted to 7,768 shares of the Company’s Series D stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the payment date.

During the three months ended October 31, 2008, 64,058 shares of the Company’s common stock were issued upon the exercise of 1,137 warrants that were issued in conjunction with the Company’s sale of its Series B Stock.  The warrants had an exercise price of $1.775 resulting in cash proceeds to the Company of approximately $113,702.

During the three months ended October 31, 2008, 21,264 shares of the Company’s common stock were issued upon the exercise of 2,126 warrants that were issued in conjunction with the Company’s sale of its Series C Stock.  The warrants had an exercise price of $1.775 resulting in cash proceeds to the Company of approximately $37,736.

Common Stock

During the three months ended October 31, 2007, 80,605 shares of common stock with a value of $182,384 were issued for services as follows: 76,434 shares of common stock at stock prices ranging from $1.65 to $2.55 per share with a value of $173,415 were issued to consultants for monthly consulting services, and 4,171 shares of common stock at a stock price of $2.15 per share with a value of $8,969 were issued to members of the board of directors for fees owed.

During the three months ended October 31, 2008, 46,018 shares of common stock with a value of $57,400 were issued for services as follows: 31,018 shares of common stock at stock prices ranging from $0.89 to $1.39 per share with a value of $35,800 were issued to various consultants for monthly consulting services and 15,000 shares at a stock prices ranging from $0.92 to $1.70 per share valued at $21,600 were issued to various consultants for one-time consulting fees.

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

United States Securities and Exchange Commission v. National Lampoon, Inc. On December 15, 2008 the United States Securities and Exchange Commission (the "Commission") issued a release stating that it had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin, our former Chief Executive Officer, as well as stock promoters, a consultant, and an officer of another company. Also on December 15, 2008, the United States Attorney for the Eastern District of Pennsylvania separately announced criminal charges involving the same conduct.

The Commission's complaint alleges that, from at least March 2008 through June 2008, Mr. Laikin and others engaged in a fraudulent scheme to manipulate the market for the Company's common stock. Specifically, the Commission has charged that Mr. Laikin and others paid kickbacks in exchange for generating or causing purchases of the Company's common stock to a stock promoter and others to give the false impression of a steady demand for the stock.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)

The complaint alleges that Mr. Laikin and others paid at least $68,000 to cause the purchase of at least 87,500 shares of the Company's common stock. In addition to paying others to purchase the stock, the complaint alleges that Mr. Laikin shared confidential financial information regarding the Company, non-public news releases, and confidential shareholder lists, and coordinated the release of news with the illegal purchases in the stock. The complaint also alleges that the Company and Mr. Laikin made materially misleading statements in a tender offer.

The complaint alleges violations of Section 17(a) of the Securities Act of 1933, Sections 9(a)(2), 10(b) and 13(e) of the Securities Exchange Act of 1934 and Rules 10b-5 and 13e-4 thereunder. The complaint seeks permanent injunctions against all defendants, disgorgement of ill-gotten gains, together with prejudgment interest and civil penalties from the individual defendants, and an officer and director bar against Mr. Laikin.

Trading in the Company's common stock was suspended by the Securities and Exchange Commission through December 29, 2008. Trading in the Company’s common stock resumed on the Pink Sheets on February 5, 2009

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation ("ACDC") filed claims against the Company for costs incurred on the release of "National Lampoon's Pucked". ACDC alleged that the Company did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000. ACDC also alleged that it did not owe distribution fees to the Company for marketing, publicity, promotional and advertising services the Company provided which services the Company alleged have a value in excess of $290,000. On September 23, 2008 the Company entered into a settlement agreement with the plaintiffs dated July 16, 2008. The Company agreed to dismiss the complaint against the plaintiffs in exchange for a payment of $20,000 to be made immediately upon the execution of the settlement agreement. Pursuant to the terms of the settlement the Company shall also retain 75% of the receipts after payments to unions and guilds until the Company has been paid the sum of $180,000 in addition to the $20,000.

NOTE H - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" results in the use of a management approach in identifying segments of an enterprise. The Company operates in four business segments: (i) licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; (ii) advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; (iii) production of DVD and television products; and (iv) distribution. Segment operating income/(loss) excludes the amortization of intangible assets, interest expense, interest income, other income and expenses and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the four segments. Amortization of capitalized production costs and impairment of capitalized film costs have been prorated based upon revenue among the licensing and publishing, production and distribution segments.

Summarized financial information for the three months ended October 31, 2008 and 2007 concerning the Company's segments is as follows:

	Licensing	Advertising
	&	&
	Publishing	Promotion	Production	Distribution
	(1)	(2)	(3)	(4)	Total
Three Months Ended October 31, 2008
Segment revenue	$152,706	$755,009	$19,460	$149,851	$1,077,026
Segment operating (loss)	$(1,235,942)	$(460,138)	$(204,267)	$(1,190,280)	$(3,090,627)
Depreciation expense	$5,140	$480	$-	$-	$5,620

Three Months Ended October 31, 2007
Segment revenue	$357,993	$449,633	$-	$-	$807,626
Segment operating (loss)	$(426,529)	$(660,956)	$(12,775)	$-	$(1,100,260)
Depreciation expense	$3,326	$891	$-	$-	$4,217

NOTE I - SUBSEQUENT EVENTS

Common Stock Issued

Subsequent to October 31, 2008, the Company issued 43,068 shares of the Company’s common stock to various consultants for services rendered during this period.  The Company expensed $36,330 for these services. The shares were priced at the fair market value of the shares on the date of issuance or upon the value determined by an agreement.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDING OCTOBER 31, 2008 AND 2007
(UNAUDITED)
Production Loans and Accrued Interest

Subsequent to October 31, 2008, VS Investments B, LLC (“VSIB”) made loans to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of April 30, 2009, VSIB was owed $600,000 in principal and $28,109 in interest for a total of $628,109 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and VSIB will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. VSIB has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan.

Subsequent to October 31, 2008 the following legal actions were filed against the Company:

David Weisburd, derivatively on behalf of Nominal Defendant National Lampoon, Inc. v The Board of Directors and National Lampoon, Inc. On or about February 24, 2009, David Weisburd filed a Shareholder Derivative Complaint for Breach of Fiduciary Duty, CA No BC408377, in the Superior Court of the State of California County of Los Angeles, alleging breach of fiduciary duty by the Company’s board of directors (“defendants”) and the Company, which is designated as a “nominal defendant”.  Damages sought include: a finding that the defendants have violated their fiduciary duties to the Company and its shareholders; an Order requiring the Company to comply with applicable rules and regulations regarding management and oversight procedures and/or controls; a finding against the defendants for an amount of damages sustained by the Company as a result of the defendants’ breaches of fiduciary duty in an amount to be determined at trial, together with prejudgment interest; an award to the plaintiff of reasonable attorneys’ fees, expert fees and other reasonable costs and expenses; and an Order granting all such additional and different relief as this Court deems just and proper.

Majestic Entertainment, Lorenzo Doumani and Eleonore Doumani v. National Lampoon, Inc. and Dan Laikin - This case was filed on July 31, 2009 in Los Angeles Superior Court (Case No. SC104240), with causes of action for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, unfair business practices and violation of Corporations Code section 25400, involving two different contracts dated in 2004.  One contract involved a joint venture entitled National Lampoon Clubhouse and the other contract involved a preferred stock purchase agreement.

Breaking the Rules, LLC v. National Lampoon, Inc. - On or about July 30, 2009, the claimant served a Demand for Arbitration with the Independent Film & Television Alliance, claiming breach of contract and fraud, involving a distribution agreement for a film titled National Lampoon’s One, Two Many.  The claimant seeks the termination of the agreement, unspecified compensatory and exemplary damages, attorneys' fees and costs.

Chermak v. Emmons, et al. – This action is pending in the Los Angeles Superior Court, West District, Beverly Hills Courthouse and bears case number (LASC Case No. 07C02106).  This action was originally filed on May 29, 2007 against Kent Emmons, Emmons Media Group, NL Radio, LLC, Comedy Express Networks, Studio Funny Films, K Tahoe Investments, National Lampoon Networks, Inc. and National Lampoon Radio Networks for failure to pay invoices for legal services allegedly provided.  On or about November 25, 2008, a judgment was entered against all named defendants for the principal sum of $101.298.49.  On or about August 17, 2009, the plaintiff filed a motion seeking to enforce her judgment against National Lampoon, Inc.  .The plaintiff’s motion was granted on September 30, 2009.  We are currently evaluating whether we will appeal this order.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a media and entertainment company that creates and distributes comedic content. The National Lampoon™ brand was initially developed in 1970 through publication of National Lampoon Magazine and later through the use of our name on motion pictures, including National Lampoon's Animal House and National Lampoon's Vacation. Our plan is to expand the use of our brand in order to increase the revenues we generate through license fees, advertising and other sources.  We earn the majority of our revenues from the following business activities:

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

In October 2006 we invested in Red Rock Pictures Holdings, Inc. (“Red Rock”).  We currently own approximately 14% of Red Rock’s outstanding capital stock.  Red Rock was formed for the purpose of providing financing and consulting services related to the production and exploitation of motion pictures.  We have completed production on two films in partnership with Red Rock, National Lampoon’s Bag Boy and National Lampoon’s Ratko, The Dictator’s Son. National Lampoon’s Bag Boy was delivered during the year ended July 31, 2008 and National Lampoon’s Ratko, The Dictator’s Son is currently expected to be delivered the second quarter of 2010.

We are also in post production on our third title, National Lampoon’s The Legend of Awesomest Maximus.   We expect to deliver this motion picture during the second or third quarter of the 2010 fiscal year.

We acquired distribution rights for seven films produced by unrelated third parties including National Lampoon's Jake's Booty Call , National Lampoon's Homo Erectus , National Lampoon Presents Beach Party at the Threshold of Hell, National Lampoon Presents Electric Apricot, National Lampoon Presents One, Two Many, National Lampoon’s Robodoc and National Lampoon’s Bar Starz. By releasing these films through various media channels, including theatrical, home entertainment, foreign distribution and digital distribution, we earn distribution fees.

During the nine months ended April 30, 2009, we released 2 motion pictures, National Lampoon's “Stoned Aged / Homo Erectus” which is being distributed by Paramount Pictures and “Bag Boy” which is being distributed by National Lampoon and Arts Alliance.

We have an interest in National Lampoon Clubhouse, Inc., a production entity, which produced the film Monster Night aka Trick or Treat. Monster Night was released in the fall of 2006. During the 2007 fiscal year we licensed the domestic and foreign video sales to a sub-distributor and terminated our production agreement with Majestic Entertainment. We will no longer produce films through National Lampoon Clubhouse, Inc.

The following is a list of the 11 motion pictures in our library that we either produced or acquired:

	Year
Title	Released	Financier/Distributor

National Lampoon’s Monster Night	2006	National Lampoon Clubhouse, Inc.
National Lampoon’s Bag Boy	2008	National Lampoon, Inc.
National Lampoon’s Ratko the Dictator’s Son	2009	National Lampoon, Inc.
National Lampoon’s Jake’s Booty Call	2006	The Romp, Inc.
National Lampoon’s Electric Apricot: The Quest for Festaroo	2007	Bait Productions
National Lampoon’s Beach Party at the Threshold of Hell	2008	Threshold Productions, LLC
National Lampoon’s Homo Erectus	2009	Burnt Orange Development, LLC
National Lampoon’s One, Two, Many	2008	Breaking the Rules, LLC
National Lampoon’s Robodoc	2009	Robodoc, LLC.
National Lampoon’s Bar Starz	2009	OBX Productions
National Lampoon’s The Legend of Awesomest Maximus	2009	National Lampoon, Inc.

We also earn revenues from providing production services on our own productions as well as third party productions that we acquire.  Our production services are included in the production budget and are recorded as the production’s capitalized production costs.

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

We have agreements with independent third parties for the limited platform theatrical release and subsequent distribution of our films to home entertainment.   During the three months ended October 31, 2008, we released two films as “platform theatrical releases” which is the release of a motion picture in a small number of theaters in order to promote the home entertainment sales.

For the three months ended October 31, 2008, revenues derived from motion picture production and distribution totaled approximately $169,311 or approximately 16% of all the revenues we earned during the period.

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

We currently are a party to 31 feature film branding agreements.  Pursuant to these agreements, once the film is released and begins earning revenues, the studio or distributor is entitled to recoup any licensing fee, minimum guarantee or advance it paid to us under the agreement and, if included in the agreement, interest.  Once this amount is recouped, our participation in the revenues earned by the film may begin.

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

For the three months ended October 31, 2008, revenues derived from licensing, exclusive of publishing revenues, totaled $155,998 or approximately 14% of all the revenues we earned during the period.

Internet Activities

Our Internet properties comprise several Internet destination sites.  These include NationalLampoon.com, DrunkUniversity.com, TOGATV.com and KnuckleheadVideo.com.  We have acquired other websites and we continue making such acquisitions on a regular basis.  We have focused substantial resources toward launching these websites, and we plan to continue doing so on an ongoing basis.  These destination sites are also part of National Lampoon’s online networks, which include the National Lampoon Humor Network and the Drunk University Network.  These are aggregated online networks of more than 200 of the most popular humor and college lifestyle destination sites on the Internet.  We sell advertising space on our websites and networks in the form of video streamed advertisements, full page takeover advertisements and banner advertisements.  We also are actively engaged in creating “branded entertainment” as well as custom promotional content production and distribution for these Internet destinations.

In May 2007 we announced the launch of the National Lampoon Video Network where we entered into content distribution agreements with several Internet video portals including AOL, Joost, Veoh, Yahoo!, YouTube and others.  These partners sell advertising space including video streaming and we receive a portion of the revenues earned.

For the three months ended October 31, 2008, revenues derived from our Internet activities totaled $405,299 or approximately 38% of all the revenues we earned during the period.

Discontinued Operations

In the past we also earned revenues from National Lampoon Networks, which delivered college television programming and performed field marketing activities, from publishing books and from NL Radio, LLC.  While we earned some revenues from these operations during the three months ended October 31, 2008, as of various dates from January 2009 to May 2009 we are no longer engaged in any of these activities and we do not expect to re-enter these markets in the future.

Trends, Events and Uncertainties

We have experienced a number of challenges during the three months ended January 31, 2008.  In December 2008 the Securities and Exchange Commission and the U.S. Department of Justice brought actions against us and Daniel Laikin, our former Chief Executive Officer, for alleged fraudulent schemes to manipulate the market for our securities.  As a result, in December 2008 Mr. Laikin resigned and Timothy Durham was appointed as our Chief Executive Officer. On September 23, 2009 Mr. Laikin pled guilty to a charge of conspiring to violate Title 17, Code of Federal Regulations, Section 240.10b-5.  The defense of these legal actions, as well as other legal actions that have been filed since December 2008, continues to require a significant amount of management’s time and attention.  Mr. Laikin and Mr. Durham were also our primary sources of financing for many of our operations,however, neither Mr. Laikin nor Mr. Durham is required to continue providing funding to us.  Since December 2008 Mr. Laikin has provided no further financing to us. Our operations have also been adversely effected by the global economic recession, which resulted in slower payment of fees owed to us and, in at least 3 cases, the failure to pay fees owed to us at all, as well as fewer distribution arrangements.  We expect these matters to continue to impact our operations for at least the next 12 months.

Aside from the legal actions we have disclosed, we have been made a party to the following material legal actions:

David Weisburd, derivatively on behalf of Nominal Defendant National Lampoon, Inc. v The Board of Directors and National Lampoon, Inc. On or about February 24, 2009, David Weisburd filed a Shareholder Derivative Complaint for Breach of Fiduciary Duty, CA No BC408377, in the Superior Court of the State of California County of Los Angeles, alleging breach of fiduciary duty by the Board of Directors of National Lampoon (“Defendants”) and National Lampoon, Inc. (“Nominal Defendant”). Damages sought include a finding that the defendants have violated their fiduciary duties to the Company and its shareholders; an order requiring the Company to comply with applicable rules and regulators regarding management and oversight procedures and/or controls; a finding against the defendants for an amount of damages sustained by the Company as a result of the defendants’ breaches of fiduciary duty in an amount to be determined at trial, together with prejudgment interest; an award to the plaintiff of reasonable attorneys’ fees, expert fees and other reasonable costs and expenses; and an order granting all such additional and different relief as this Court deems just and proper.”

Majestic Entertainment, Lorenzo Doumani and Eleonore Doumani v. National Lampoon, Inc. and Daniel Laikin. This case was filed on July 31, 2009 in Los Angeles Superior Court (Case No. SC104240), with causes of action for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, unfair business practices and violation of Corporations Code section 25400, involving two different contracts dated in 2004.  One contract involved a joint venture entitled National Lampoon Clubhouse and the other contract involved a purchase of preferred stock.

Breaking the Rules, LLC v. National Lampoon, Inc.  On or about July 30, 2009, the claimant served a Demand for Arbitration with the Independent Film & Television Alliance, claiming breach of contract and fraud, involving a distribution agreement for the film titled National Lampoon’s One, Two Many.   The claimant seeks the termination of the agreement, unspecified compensatory and exemplary damages, attorneys' fees and costs.

Chermak v. Emmons, et al.  This action is pending in the Los Angeles Superior Court, West District and bears case number (LASC Case No. 07C02106).  This action was originally filed on May 29, 2007 against Kent Emmons, Emmons Media Group, NL Radio, LLC, Comedy Express Networks, Studio Funny Films, K Tahoe Investments, National Lampoon Networks, Inc. and National Lampoon Radio Networks for failure to pay invoices for legal services allegedly provided.  On or about November 25, 2008, a judgment was entered against all named defendants for the principal sum of $101.298.49.  On or about August 17, 2009, the plaintiff filed a motion seeking to enforce her judgment against National Lampoon, Inc.  The plaintiff’s motion was granted on September 30, 2009.  We are currently evaluating whether we will appeal this order.

The defense of these actions will be both costly and time consuming.  We cannot be certain that we will successfully defend or settle any of the actions that have not been resolved.

Other trends, events and uncertainties that may impact our operations are included in the discussion of our results of operations.

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

Results of Operations

We operate in four business segments, namely, licensing and exploitation of the National Lampoon trademark and related properties including the sale of products to consumers and publishing of copyrighted material; advertising and promotion through our Internet websites, field marketing, live events and television programming on college campuses; production of film and television products; and distribution.

Segment operating income (loss) excludes the amortization of intangible assets, interest income, interest expense, other income and expenses, minority interest, equity in investee loss and income taxes.  Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the four segments. Amortization of capitalized production costs and impairment of capitalized film costs have been prorated based upon revenue among the licensing and publishing, production and distribution segments.

Three months ended October 31, 2008 as compared to the three months ended October 31, 2007

Summarized financial information for the three months ended October 31, 2008 and 2007 for our segments is as follows:

	Licensing &	Advertising &
	Publishing	Promotion	Production	Distribution	Total
Fiscal Year Ended October 31, 2008
Segment revenue	$152,706	$755,009	$19,460	$149,851	$1,077,026
Segment operating loss	$(1,235,942)	$(460,138)	$(204,267)	$(1,190,280)	$(3,090,627)
Depreciation expense	$5,140	$480	$-	$-	$5,620
Fiscal Year Ended October 31, 2007
Segment revenue	$357,993	$449,633	$-	$-	$807,626
Segment operating (loss)	$(426,529)	(660,956)	(12,775)	$-	$(1,100,260)
Depreciation expense	$3,326	$891	$-	$-	$4,217

In the table above, licensing and publishing revenues include the licensing of our name and sale of our books; advertising and promotion revenues which include online and cable advertising as well as advertising and promotion of the films released; production revenues include films, television and home entertainment; and distribution revenues includes theatrical, home entertainment and digital distribution of our titles.

A reconciliation of segment operating loss to net loss before income taxes for the periods ended October 31, 2008 and 2007 is as follows:

	October 31, 2008	October 31, 2007
Total segment operating (loss)	$(3,090,627)	$(1,100,260)
Amortization of intangible assets	(118,866)	(61,165)
Interest expense	(67,442)	(19,813)
Other income/expense	14,685	15,906
Net loss	$(3,262,250)	$(1,165,332)

Licensing and Publishing Revenues

Licensing and publishing revenues were $152,706 for the three months ended October 31, 2008, as compared to $357,993 for the three months ended October 31, 2007, representing a decrease of $205,287 or 57%.

The decrease for the three-month period was partly attributable to a decrease in video royalty revenues, which were $0 for the three months ended October 31, 2008, as compared to $48,834 for the three months ended October 31, 2007, representing a decrease of $48,834 or 100%. The video royalties recognized during the three months ended October 31, 2007 related to the films National Lampoon’s Van Wilder and National Lampoon’s Dorm Daze. The decrease was also attributable to a decrease in revenues derived from sales of international distribution licenses for our various titles, which totaled $111,546 during the three months ended October 31, 2008 as compared to $150,000 in such revenues for the three months ended October 31, 2007, representing a decrease of $38,454 or 26%. The decrease was primarily due to losses on foreign exchange and credits applied during the quarter ended October 31, 2008.

Publishing revenues net of reserve for returns were ($3,292) for the three months ended October 31, 2008, as compared to $112,451 for the three months ended October 31, 2007, representing a decrease of $115,743 or 103%. The decrease for the three-month period was due to returns that exceeded publishing revenues.

Costs related to licensing revenues were $34,970 for the three months ended October 31, 2008, as compared to $17,915 for the three months ended October 31, 2007, representing an increase of $17,055 or 95%. The increase in costs related to licensing revenues resulted primarily from an increase to $29,504 in royalties accrued to Harvard Lampoon during the three months ended October 31, 2008, from $0 in royalties accrued during the three months ended October 31, 2007. This was partially offset by a decrease of $12,419 in commission expense incurred during the three months ended October 31, 2008, as compared to the three months ended October 31, 2007.

Amortization of capitalized production costs was $42,497 for the three months ended October 31, 2008 compared to $0 for the three months ended October 31, 2007. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized production costs due to revenue recognition for domestic and international licensing of six film titles. The amortization was offset by a decrease in the amount of ($4,496) in the disposal of Totally Baked due to a refund of production costs that was received during the three months ended October 31, 2008. Impairment of capitalized production costs was $2,351,575 for the three months ending October 31, 2008 compared to $0 for the three months ending October 31, 2007. The impairment of capitalized production costs was due to the write down of domestic and international licensing ultimate revenues from the release of National Lampoon’s Bagboy, and was expensed to “impairment of capitalized production costs”. The remaining amount of $459,379 in capitalized production costs for National Lampoon’s Bagboy will be expensed during the 2009 and 2010 fiscal years.

Costs related to publishing revenues were $3,270 for the three months ended October 31, 2008, compared to $43,434 for the three months ended October 31, 2007, representing a decrease of $40,164 or 92%. The decrease in costs related to publishing revenues for the three months ended October 31, 2008, as compared to the three months ended October 31, 2007, consisted of a decrease of $41,343 in direct publishing costs partially offset by an increase of $1,179 in amortized publishing costs. We recorded these costs against sales during the three months ended October 31, 2007.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $755,009 during the three months ended October 31, 2008, as compared to $449,633 for the three months ended October 31, 2007, representing an increase of $305,376 or68%. The increase in revenue was the result of a $168,917 increase in promotion revenues mainly due to Internet advertising on our new websites and an increase of $150,722 in prints and advertising revenues charged on the release of our titles. These increases were partially offset by a decrease of $50,000 in sponsored production shoots and field promotion events. We continue to expand and improve our digital distribution and entertainment capabilities resulting in increased revenue from our network and affiliate network of Internet websites. Going forward, we expect to focus our resources on increasing revenues generated from our Internet websites and from product placement. We do not intend to continue providing field promotion services at events held by third parties or to produce field promotion events and we do not expect to re-enter this business activity.

Costs of advertising and promotion revenue were $151,659 during the three months ended October 31, 2008 compared to $202,297 for the three months ended October 31, 2007, representing a decrease of $50,638 or 25%. The decrease in costs of advertising and promotion was the result of a number of factors.  Due to an improvement of our Internet capabilities, web development and Internet service fees decreased by $47,758, to $41,102 for the three months ended October 31, 2008 from $88,860 during the three months ended October 31, 2007.  Sales commissions declined by $4,346 to $5,432 for the three months ended October 31, 2008 from $9,778 during the three months ended October 31, 2007.

Production Revenues

For the three months ended October 31, 2008, production revenue was $19,460, as compared to $0 for the same period in 2007. Production revenues increased by $19,460 or 100%, primarily due to production revenues of $15,000 earned from live events and $4,460 earned for post production services during the three months ended October 31, 2008. The increase in production revenues from live events was due to a joint production agreement with Mania TV pursuant to which shows made for Mania TV and Capazoo were also used on our Internet network. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues were $51,639 during the three months ended October 31, 2008, compared to $12,775 for the three months ended October 31, 2007, for a difference of $38,864. Although there were no production revenues during the three months ended October 31, 2007, there were remaining costs related to television production revenues from prior periods.

Distribution Revenues

For the three months ended October 31, 2008, distribution revenue was $149,851 as compared to $0 for the same period in 2007. Distribution revenues primarily resulted from the DVD release of five of our titles on our distribution network, which includes theatrical, home entertainment and digital distribution, during the three months ended October 31, 2008.

Costs related to distribution revenues in the amount of $14,971 are primarily due to the distribution fees plus the costs of manufacturing, marketing and pick, pack and ship directly related to the DVD release.

Other Costs and Expenses

Selling, general and administrative expenses during the three months ended October 31, 2008 were $1,517,072 as compared to $1,631,465 for the three months ended October 31, 2007, a decrease of $114,393 or approximately 7%. During the three months ended October 31, 2008, approximately 42% of our selling, general and administrative expenses consisted of salary expense totaling $631,066, as compared to salary expense of approximately $1,054,350, which represented 65% of selling, general and administrative expenses for the three months ended October 31, 2007. The decrease of $423,284, or 40%, in salary expense for the three months ended October 31, 2008 was primarily due to the separation from service of various employees as well as the closure of our New York office. During the three months ended October 31, 2008, selling, general and administrative expenses also included consulting fees of $76,224 as compared to $122,749 during the same period in the prior year for a decrease of $46,525 as we continued to reduce our reliance on consultants. Legal fees increased by $45,864, or 165%, from $27,803 during the three months ended October 31, 2007 to $73,667 for the same period in 2008. Investor and public relations costs decreased by $81,788, or 61%, from $133,250 during the three months ended October 31, 2007 to $51,462 for the same period in 2008.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated among the four segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, as well as the acquisition of websites, domain names and other intangible assets was approximately $118,866 during the three months ended October 31, 2008 and $61,165 for the three months ended October 31, 2007. The increase was due to the acquisition of websites.

During the three months ended October 31, 2008, we recorded expenses of $128,889 associated with the granting of stock options and warrants to employees, advisors and consultants as compared to expenses of $592,572 incurred for the three months ended October 31, 2007, for a decrease of $463,683 or 78%. The decrease is primarily due to a reduced number of grants of options to our directors, employees and consultants.

During the three months ended October 31, 2008, we recorded expenses of $57,400 associated with stock issued for services as compared to expenses of $182,384 incurred for the three months ended October 31, 2007, for a decrease of $124,984 or 69%. The decrease is primarily due to the reduction in the number of consultants and vendors being paid with shares of our common stock.

There was an increase of $47,629 in interest expense to $67,442 during the three months ended October 31, 2008, from $19,813 during the three months ended October 31, 2007. The increase in interest expense is primarily due to an increase in production and prints and advertising loans from related parties.

Other income decreased by $1,221 or 8% to $14,685 during the three months ended October 31, 2008 compared to $15,906 for the three months ended October 31, 2007.

For the three months ended October 31, 2008, we had a net loss of $3,262,250 as compared to a net loss of $1,165,332 for the three months ended October 31, 2007, representing a increase in net loss of $2,096,918 or 180%. The increase in net loss for the three-month period resulted primarily from a significant increase in expenses for the quarter offset by increases in revenues from advertising and promotion along with an increase in distribution revenues. The increase in expenses was a result of increases in costs related to distribution revenues and amortization of intangible assets offset by decreases in the fair value of common stock issued for services, the vesting of stock options and a decrease in publishing costs. The increases in expenses were also due to an increase in the amortization of capitalized production costs of $42,497 and an impairment of capitalized film production costs in the amount of $2,351,575 due to a write down of domestic and international licensing ultimate revenues from the release of National Lampoon’s Bagboy and Ratko.

During the quarters ended October 31, 2008 and 2007, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $292,335 during the three months ended October 31, 2008 and $297,771, during the same period in 2007 for a decrease of $5,436 or 2%. The decrease was primarily due to the conversion of our Series B or Series C Preferred Stock to common stock. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $3,554,585 or $(0.35) per basic and fully diluted share for the three months ended October 31, 2008, as compared to a net loss attributable to common shareholders of $1,463,103 or $(0.18) per basic and fully diluted share for the three months ended October 31, 2007.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flows from operations over the past few years. Our principal sources of working capital during the three months ended October 31, 2008 consisted of revenues, loans from our officers and directors and production loans from Red Rock Pictures Holdings, Inc.

Net cash used in operating activities was $1,357,809 for the three months ended October 31, 2008, as compared to $497,534 for the three months ended October 31, 2007. The increase in cash flow used in operations was primarily attributable to an increase in production costs, offset by a decrease in accounts receivable, and increases in accounts payable and deferred revenues. Cash provided by financing activities was $1,364,621 for the three months ended October 31, 2008, as compared to $438,945 for the three months ended October 31, 2007. The funds were obtained from officers and directors, Red Rock Pictures Holdings, Inc. and investors and were partially offset by repayments to each of them.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a current net loss of $3,262,250 for the three months ended October 31, 2008, as well as negative working capital of $5,383,587 and a stockholder’s deficiency of $970,204 as of October 31, 2008, along with net losses for the prior two years of $1,686,974 and $2,504,170. Additionally, on December 15, 2008 the United States Securities and Exchange Commission issued a release and the United States Attorney for the Eastern District of Pennsylvania announced that they had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin (see Subsequent Events). Furthermore, on January 9, 2009 our board of directors decided to voluntarily delist our common stock, par value $0.0001 per share, from NYSE Amex Equities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Historically, our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our former Chief Executive Officer, and Timothy Durham, our current Chief Executive Officer. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at October 31, 2008 was $1,569,329 as compared to $1,244,178 at July 31, 2008. These two individuals have made no further commitment to provide loans to us to meet any immediate working capital requirements.

Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and revenue. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our capital requirements for the next 12 months have been and will continue to be significant. We will need to obtain financing to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing or loans from our stockholders or other sources may not be available, or if available, may be on terms unacceptable to us. We do not currently have any committed sources of financing available. Our ability to maintain sufficient liquidity to continue our operations is dependent on our ability to raise additional capital.

As of October 31, 2008, we had cash of $2,287 and receivables totaling $793,021. We are currently delivering ten films for which the minimum guarantees, license fees and home video sales revenues are due upon notice of delivery, acceptance of delivery or home video accounts receivables payments received. During the first quarter ended October 31, 2008, we received $155,998 in license fees and we expect additional payments to be received by the end of the 2009 fiscal year.

We have completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation.  We are currently reviewing those results to determine how we will proceed. The Company has not recorded an estimate of any amount that may be owed.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our condensed consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with accounting principles  generally accepted in the United States of America.

Our internal controls over financial reporting include those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control. Based on the evaluation, our management concluded that our system of internal control over financial reporting was ineffective as of October 31, 2008.

In October 2008, we engaged an internal controls consultant to assist in our compliance with the Sarbanes-Oxley Act of 2002. Specifically, the consultant was engaged to document our system of internal controls, identify material weaknesses, propose and implement remediation of the weaknesses, develop tests of our key controls, analyze the testing and train our personnel to maintain the system and tests. In October 2008, we received a report from our internal controls consultant that stated we have material weaknesses in our system of internal controls. A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon the report of the consultant and management assessment, we have identified the following material weaknesses:

Insufficient disaster recovery or backup of core business functions,

Lack of segregation of duties,

Lack of a purchase order system or procurement process,

Lack of documented and reviewed system of internal controls, and

Management is continuing to work with our internal controls consultant to remediate these material weaknesses in our system of internal controls.

Changes in Internal Control

No change in internal control over financial reporting was made during the first quarter of the 2009 fiscal year that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

American Cinema Distribution Corporation v. National Lampoon, Inc. In August 2007, the American Cinema Distribution Corporation (“ACDC”) filed claims against us for costs incurred on the release of “National Lampoon’s Pucked”. ACDC alleged that we did not perform distribution services as agreed and that ACDC should be reimbursed for distribution costs it incurred estimated at $65,000.  ACDC also alleged that it does not owe distribution fees to us for marketing, publicity, promotional and advertising services that we provided.  We alleged that we provided these services and that they have a value in excess of $290,000.  On September 23, 2008 we entered into a settlement agreement with the plaintiffs dated July 16, 2008.  We agreed to dismiss the complaint against the plaintiffs in exchange for a payment of $20,000, which was made to us upon the execution of the settlement agreement, and the right to retain 75% of the receipts after payments to unions and guilds until we have been paid an additional sum of $180,000.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2008, 10,000 shares of common stock at a price of $1.70 per share with a value of $17,000 were issued to Bruce Long, a former executive, for services provided.

On September 17, 2008, 5,000 shares of common stock at a price of $0.92 per share with a value of $4,600 were issued to Dennis Haskins, a consultant, for a one-time consulting fee.

In September 2007 we entered into an agreement with American Capital Ventures to provide consulting services to us. On September 17, 2008, we issued a total of 7,272 shares of restricted common stock to American Capital Ventures having a total value of $6,690. The consultant was also paid a fee of $3,500 per month during the service period.

Unless otherwise noted, we relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
3.4	Second Amendment to Certificate of Incorporation of National Lampoon, Inc. (6)
3.5	Third Amendment to Certificate of Incorporation of National Lampoon, Inc. (6)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	First Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (6)
4.3	Second Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (6)
4.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock (6)
4.5	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.6	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.7	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.8	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.9	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.10	First Amendment to Voting Agreement dated June 7, 2002
4.11	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
10.1	Employment Agreement dated October 28, 2008 between the registrant and Lorraine Evanoff (7)
10.2	Amendment to Financing Agreement dated October 30, 2008 between Ratko Productions, Inc. and Red Rock Productions, Inc. *
10.3	Amendment to Financing Agreement dated October 30, 2008 between Bag Boy Productions, Inc. and Red Rock Productions, Inc. *
10.4	Notice of Assignment and Direction to Pay dated October 1, 2008 among Flim Flam Films, LLC, NLDM One, LLC, National Lampoon, Inc. and VooDoo Productions Services, LLC*
10.5	Promissory Note in the amount of $150,000 dated October 3, 2008 and executed by National Lampoon, Inc. in favor of Gerald J. Daigle, Jr.*
10.6	Promissory Note in the amount of $100,000 dated August 18, 2008 and executed by National Lampoon, Inc. in favor of Robert Levy*
10.7	Promissory Note in the amount of $150,000 dated August 21, 2008 and executed by National Lampoon, Inc. in favor of Robert Levy*
10.8	Promissory Note in the amount of $100,000 dated September 23, 2008 and executed by National Lampoon, Inc. in favor of Robert Levy*
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

*Filed herewith.

(1)
Incorporated by reference from the registrant's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission on December 19, 2003, file no. 001-32584.

(2)
Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 29, 2005, file no. 001-32584.

(3)	Incorporated by reference from the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2002, file no. 001-32584.
(4)	Incorporated by reference from the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2002, file no. 001-32584.
(5)	Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 22, 2006, file no. 001-32584.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 10, 2008, file no. 001-32584.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 30, 2008, file no. 001-32584.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL LAMPOON, INC.

October 1, 2009	By:	/s/ Timothy Durham
Timothy Durham, Chief Executive Officer

October 1, 2009	By:	/s/Rick Snow
Rick Snow, Interim Chief Financial Officer