Form 10-Q
period 2009-01-30
NATIONAL LAMPOON INC
filed 2009-10-02
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  (The registrant is not subject to this Regulation.)]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  The registrant had 9,499,495 shares of common stock, $0.0001 par value, issued and outstanding as of September 24, 2009.

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

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	January 31,	July 31,
	2009	2008
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$1,168	$2,267
Accounts receivable, net of reserves of $545,642 and $181,619, respectively	1,313,925	1,640,994
Canadian tax credits receivable	203,661	226,729
Prepaid expenses and other current assets	88,455	78,464
Total current assets	1,607,209	1,948,454

Fixed assets, net of accumulated depreciation of $205,017 and $193,738, respectively	35,688	39,283
Capitalized production costs, net of $ 5,764,600 and $5,709,969 of amortization, respectively	5,036,920	5,017,567
Capitalized publishing costs, net of $607,052 and $496,477 of amortization, respectively	9,251	104,278
Intangible assets, net of accumulated amortization of $4,932,204 and $4,719,119, respectively	1,750,280	1,956,871
Fair value of available-for-sale securities	282,461	588,461
Total non-current assets	7,114,600	7,706,460
TOTAL ASSETS	$8,721,809	$9,654,914

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$1,719,216	$1,340,157
Accrued expenses	341,399	310,691
Notes payable secured by Canadian tax credits receivable	203,661	226,729
Deferred income	1,677,640	1,007,960
Notes payable - related party, including interest of $106,878 and $64,036, respectively	1,422,120	1,169,015
Production loans – including interest of $4,932 and $0, respectively	154,932	-
Production loans – related party, including interest of $212,826 and $168,837, respectively	1,093,013	1,147,763
Total current liabilities	6,611,981	5,202,315

Production loans – including interest of $49,151 and $0, respectively	1,549,150	-
Production loans – related party, including interest of $410,401and $321,347, respectively	2,161,774	2,145,204
TOTAL LIABILITIES	10,322,905	7,347,519

Accrued dividends payable in common stock	292,335

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 61,832 and 61,832 shares issued and outstanding, respectively	6	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,247 and 190,247 shares issued and outstanding, respectively	18	18
Series D Convertible Preferred Stock, par value $.0001 per share, 500,000 shares authorized, 163,261 and 148,247 shares issued and outstanding, respectively	16	15
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 9,499,495 and 9,325,087 shares issued and outstanding, respectively	951	933
Common stock issuable, 859,886 and 812,143 shares of common stock, respectively	1,201,468	1,161,364
Additional paid-in capital	43,657,433	43,500,856
Accumulated Other Comprehensive income	282,461	588,461
Accumulated deficit	(47,035,784)	(42,944,258)
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(1,893,431)	2,307,395
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$8,721,809	$9,654,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008

REVENUES
Production	$30,395	$-	$49,855	$-
Licensing	503,459	309,874	659,457	555,416
Advertising & Promotion	129,432	156,542	884,441	606,175
Publishing	34,770	(78,301)	31,479	34,150
Distribution	72,729	5,058	222,580	5,058
Tours		110,000	-	110,000
Total revenues	770,785	503,173	1,847,812	1,310,799

COSTS AND EXPENSES
Costs related to production revenue	10,279	6,272	61,918	19,048
Costs related to licensing revenue	(29)	25,235	34,941	43,150
Costs related to advertising and promotion revenues	134,834	133,315	286,494	335,613
Costs related to publishing revenues	124,838	4,610	128,108	48,044
Costs related to distribution revenues	108,694	14,500	123,665	14,500
Amortization of capitalized production costs	8,495	521	50,993	521
Amortization of intangible assets	94,222	61,219	213,085	122,383
Impairment of capitalized production costs	20,001	-	2,371,575	-
Selling, general and administrative expenses	1,050,680	1,489,195	2,567,755	3,120,659
Total costs and expenses	1,552,014	1,734,867	5,838,534	3,703,918
OPERATING LOSS	(781,229)	(1,231,694)	(3,990,722)	(2,393,119)

OTHER INCOME (EXPENSE)
Interest expense	(61,760)	(25,893)	(129,202)	(45,705)
Write off of royalty payable	-	396,250	-	396,250
Other income	13,713	10,378	28,398	26,284
Total other income/(expense)	(48,047)	380,735	(100,804)	376,829

NET LOSS	(829,276)	(850,959)	(4,091,526)	(2,016,290)
Preferred stock dividends	(292,335)	(297,771)	(584,671)	(595,542)
Net loss attributable to common shareholders	$(1,121,611)	$(1,148,730)	$(4,676,197)	$(2,611,832)

Net loss per share attributable to common shareholder - basic and diluted	$(0.11)	$(0.14)	$(0.45)	$(0.32)
Weighted average number of common shares - basic and diluted	10,348,815	8,332,672	10,296,752	8,282,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JANUARY 31, 2009
(UNAUDITED)

									Accumulated
				Preferred		Common	Common	Additional	Other
	Series B	Series C	Series D	Stock	Common	Stock	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Total
Balance at August 1, 2008	61,832	190,247	148,247	$39	9,325,087	$933	$1,161,364	$43,500,856	$588,461	$(42,944,258)	$2,307,395
Fair value of stock issued for services	-	-	-	-	89,086	9	-	93,721	-	-	93,730
Exercise of warrants for common stock	-	-	-	-	85,322	9	-	151,429	-	-	151,438
Fair value vesting of options and warrants issued to consultants	-	-	-	-	-	-	-	13,865	-	-	13,865
Fair value of vesting of employee stock options	-	-	-	-	-	-	-	230,003	-	-	230,003
Preferred stock dividend accrual	-	-	-	-	-	-	-	(584,671)	-	-	(584,671)
Payment of Series B and Series C dividends into Series D Shares	-	-	15,014	1	-		-	252,230	-	-	252,231
Common stock issuable on conversion of accrued dividends on preferred stock into Common Shares	-	-	-	-	-	-	40,104	-	-	-	40,104
Decrease in fair value of available-for-sale securities	-	-	-	-	-	-	-	-	(306,000)	-	(306,000)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(4,091,526)	(4,091,526)
Balance at January 31, 2009	61,832	190,247	163,261	$40	9,499,495	$951	$1,201,468	$43,657,433	$282,461	$(47,035,784)	$(1,893,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended
	January 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,091,526)	$(2,016,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,279	8,596
Amortization of intangible assets	213,085	122,383
Fair value of shares issued for services	93,730	435,270
Fair value of vested stock, options and warrants	243,868	926,990
Amortization of capitalized production costs	50,993	-
Provision for doubtful accounts	375,668	-
Write-off of royalty payable	-	(396,250)
Impairment of capitalized film costs	2,371,575	-
Changes in assets and liabilities
(Increase) in accounts receivable	(48,599)	(1,055,370)
Decrease in Canadian tax credits receivable	23,068
(Increase) in prepaid expenses and other assets	(9,991)	(32,854)
Decrease / (Increase) in publishing costs	95,027	(76,066)
(Increase) in production costs	(2,441,921)	(696,513)
Increase in accounts payable	379,059	323,697
Increase / (Decrease) in accrued expenses	30,708	(33,961)
Increase in deferred revenues	669,680	1,584,557
NET CASH USED IN OPERATING ACTIVITIES	(2,034,297)	(905,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,684)	(6,028)
Purchase of intangible assets	(6,495)	(34,163)
NET CASH USED IN INVESTING ACTIVITIES	(14,179)	(40,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, secured by Canadian tax credits receivable	(23,068)
Borrowings on production loans	1,704,082
Payments of notes payable, related party	(157,159)	(137,305)
Proceeds from notes payable, related party	410,264	715,550
Borrowings on production loans, related party	912,199	429,550
Payments on production loans, related party	(950,379)	(180,178)
Proceeds from the exercise of stock options		8,000
Proceeds from the exercise of warrants	151,438	33,434
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,047,377	869,051

NET (DECREASE) IN CASH	(1,099)	(76,951)
CASH AT BEGINNING OF PERIOD	2,267	85,706
CASH AT END OF PERIOD	$1,168	$8,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$-	$-
Interest	$8,091	$2,472
Non-cash investing and financing activities:
Accrued dividends on preferred stock payable in common shares and Series D Convertible preferred stock	$584,671	$595,542
Common stock to be issued as payment of accrued dividends on preferred stock	$40,104	$-
Stock issued in exchange for intangible assets	$-	$1,425
(Decrease) in fair value of available-for-sale securities	$(306,000)	$-
Series D preferred stock issued as payment for accrued dividends on preferred stock	$252,231	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at January 31, 2009 and the results of operations for the three and six months ended January 31, 2009 and 2008 and cash flows for the six months ended January 31, 2009 and 2008.

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

The Company’s results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009.

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

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,091,526 for the six months ended January 31, 2009, as well as negative working capital of $5,004,772 and a stockholder’s deficiency of $1,893,431  as of January 31, 2009, along with net losses for the prior two years of $1,686,974 and $2,504,170. Additionally, on December 15, 2008 the United States Securities and Exchange Commission issued a release, and the United States Attorney for the Eastern District of Pennsylvania announced, that they had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin (see Note G). Also on December 15, 2008, the United States Attorney for the Eastern District of Pennsylvania separately announced criminal charges involving the same conduct. Furthermore, on January 9, 2009 our board of directors decided to voluntarily delist our common stock, par value $0.0001 per share, from NYSE Amex Equities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

Historically, our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our former Chief Executive Officer, and Timothy Durham, our current Chief Executive Officer. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at January 31, 2009 was $1,499,308 as compared to $1,244,178 at July 31, 2008. These two individuals have made no further commitment to provide loans to us to meet any immediate working capital requirements.

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

As of January 31, 2009, we had  cash  of  $1,168 and receivables totaling $1,313,925. We are currently delivering ten films for which the minimum guarantees, license fees and home video sales revenues are due upon notice of delivery, acceptance of delivery or home video accounts receivables payments received. During the second quarter ended January 31, 2009, we received $659,457 in license fees and we expect additional payments to be received by the end of the 2009 fiscal year.

We completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation and we are currently reviewing those results to determine how we will proceed. The Company has not recorded an estimate of any amount that it believes may be owed.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

During the six months ended January 31, 2009 one customer accounted for $461,222, (25%) of total revenue. During the six months ended January 31, 2008, three customers accounted for $259,117 (20%), $198,500 (15%) and $150,000 (11%) of total revenue.

As of January 31, 2009, the Company had $500,000 (38%) and $144,305 (11%) of accounts receivable due from its largest customers.

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

The following table represents certain financial instruments of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of January 31, 2009:
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities at fair value	$282,461	$—	$—	$282,461

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

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Net (Loss)	$(829,276)	$(850,959)	$(4,091,526)	$(2,016,290)
Fair value adjustment on available-for-sale securities	47,076	-	(306,000)
Comprehensive (Loss)	$(782,200)	$(850,959)	$(4,397,526)	$(2,016,290)

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

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

Net Income or Loss per Share. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares under the treasury stock method, if dilutive, resulting from the exercise of stock options and warrants. Basic and diluted losses per share are the same at January 31, 2009 and 2008, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,416,056 and 6,465,726 common shares during the six months ended January 31, 2009 and 2008, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,288,431 and 7,402,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the six months ended January 31, 2009 and 2008, respectively, because their inclusion would be anti-dilutive. Basic earnings per share for the six months ended January 31, 2009 includes 859,886 common shares to be issued.

At January 31, 2009, there are 61,832 Series B Convertible Preferred Shares outstanding, 190,247 Series C Convertible Preferred Shares outstanding and 163,261 Series D Convertible Preferred Shares outstanding. Upon conversion of the 61,832 Series B Convertible Preferred Shares, 3,483,491 common shares would be issuable. Upon conversion of the 190,247 Series C Convertible Preferred Shares, 3,804,940 common shares would be issuable. Upon conversion of the 163,261 Series D Convertible Preferred Shares, 3,265,220 common shares would be issuable.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the six months ended January 31, 2009 because their inclusion would be anti-dilutive.

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film costs in various stages of production at:

	January 31,	July 31,
	2009	2008
In development - theatrical	$3,030,430	$2,677,872
Completed - theatrical	2,006,490	2,339,695
Total film costs	$5,036,920	$5,017,567

The Company expects to amortize within three to five years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that was amortized during the three and six months ended January 31, 2009 was $8,495 and $50,993, respectively, and during the three and six months ended January 31, 2008, was $521. During the six months ended January 31, 2009, the Company also reflected an impairment charge of $2,371,575 based upon a revision of its forecasted film revenues. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $932,552.

NOTE C - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at:

	January 31,	July 31,
	2009	2008
(A) Payable to Daniel Laikin	$480,904	$412,070
(B) Payable to Timothy Durham	941,216	756,945
	$1,422,120	$1,169,015

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)
(A) As of January 31, 2009, the Company owed Daniel Laikin, the Company's former Chief Executive Officer, $423,033 in principal and $57,871 in interest. As of July 31, 2008, the Company owed Mr. Laikin $369,720 in principal and $42,350 in interest. The loans bear interest at the rate of 6% per annum. The obligations to Mr. Laikin are unsecured and payable on demand. During the six months ending January 31, 2009, the Company made payments of $119,109 to Mr. Laikin.

(B) As of January 31, 2009, the Company owed Timothy Durham, who is currently its Chief Executive Officer, $892,209 in principal and $49,007 in interest. As of July 31, 2008, the Company owed Mr. Durham $735,259 in principal and $21,686 in interest. The loans bear interest at the rate of 6% to 6.75% per annum. The obligations to Mr. Durham are unsecured and payable on demand. During the six months ending January 31, 2009, the Company made payments of $38,050 to Mr. Durham.

NOTE D - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of:

	January 31,	July 31,
Related Party	2009	2008
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$803,634	$1,070,854

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,243,842	2,146,950

(C) Dan Laikin	77,188	75,163

(D) Reno Rolle	130,123	-

	3,254,787	3,292,967
Less current portion	(1,093,013)	(1,147,763)
	$2,161,774	$2,145,204

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Bag Boy. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party. In accordance with the initial agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan.  As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than March, 14, 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows:  first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of January 31, 2009, the Company had a loan balance of $518,399 in principal and $285,235 in interest under this financing agreement for a total of $803,634.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $267,878  as of January 31 2010, $355,840  as of January 31, 2011 , and $179,916  as of January 31, 2012. As of July 31, 2008, the Company owed $813,756 in principal and $257,098 in interest under this financing agreement.

(B)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Ratko. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party. In accordance with the initial agreement, Red Rock agreed to loan the Company $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than January 31, 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of January 31, 2009, the Company had a loan balance of $1,921,161 in principal and $322,681 in interest under this financing agreement for a total of $2,243,842. Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $747,947  as of January 31, 2010 , $993,548 as of January 31, 2011 , and $502,347 as of January 31, 2012.  As of July 31, 2008, the Company owed $1,922,028 in principal and $224,922 in interest under this financing agreement.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)
(C)
Mr. Laikin, the Company's former Chief Executive Officer, has made various loans to us for film financing. As of January 31, 2009, he was owed $67,000 in principal and $10,188 in interest for a total of $77,188 in production loans. The loans bear interest at the rate of 6% per annum. As of July 31, 2008, he was owed $67,000 in principal and $8,163 in interest for production loans.

(D)
Mr. Rolle, an officer and shareholder of Red Rock, made a loan to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of January 31, 2009, he was owed $125,000 in principal and $5,123 in interest for a total of $130,123 in production loans. Under the terms of the agreement the loan bears interest at the rate of 10% per annum and Mr. Rolle will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Mr. Rolle has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is to be repaid in full on June 30, 2010.

The aggregate maturities of production loans from related parties and accrued interest for each of the next five years and thereafter are as follows as of January 31, 2009:

Year	Amount
2010	$1,093,013
2011	1,479,511
2012	682,263

$3,254,787

NOTE E - PRODUCTION LOANS AND ACCRUED INTEREST

Production loans and accrued interest consist of the following at:

	January 31,	July 31,
Non-Related Party	2009	2008
(A) Gerald Daigle	$622,795	$-

(B) VS Investments B, LLC (VSIB)	613,479

(C) Voodoo Production Services	467,808	-

	1,704,082	-
Less current portion	(154,932)	-
	$1,549,150	$-

(A) Mr. Daigle made a loan to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of January 31, 2009, he was owed $600,000 in principal and $22,795 in interest for a total of $622,795 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and Mr. Daigle will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Mr. Daigle has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is expected to be repaid as follows: $154,932  as of January 2010  and $467,863   as of January 2011.

(B)  VS Investments B, LLC (VSIB) made loans to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of January 31, 2009, VSIB was owed $600,000 in principal and $13,479 in interest for a total of $613,479 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and VSIB will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. VSIB has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is expected to be repaid as of January, 2011.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)
(C) VooDoo Production Services made loans to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of January 31, 2009, VooDoo was owed $450,000 in principal and $17,808 in interest for a total of $467,808 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and Voo Doo Production Services will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Voo Doo Production Services has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is expected to be repaid  as of January 2011..

The aggregate maturities of production loans from non-related parties and accrued interest for each of the next five years and thereafter are as follows as of January 31, 2009:

Year	Amount
2010	$154,932
2011	1,549,150
$1,704,082

NOTE F - SHAREHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock

During the six-month periods ended January 31, 2009 and 2008, the Company accrued $584,671 and $595,542, respectively, of Series B Stock and Series C Stock dividends.

During the six months ended January 31, 2009, the Company issued 15,014 shares of Series D Stock, valued at $252,231. In addition 47,743 common shares valued at $40,104 were issuable in connection with the payment of the Series B Stock and Series C Stock dividends. The shares issued and issuable are as follows:

•
During the six months ended January 31, 2009, accrued dividends of the Company's Series B Stock of $17,399 were converted to 20,713 shares of the Company’s common stock and accrued dividends of the Company's Series B Stock of $121,722 were converted to 7,246 shares of the Company’s Series D stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the payment date.

•
During the six months ended January 31, 2009, accrued dividends of the Company's Series C Stock of $22,705 were converted to 27,030 shares of the Company’s common stock and accrued dividends of the Company's Series C Stock of $130,509 were converted to 7,768 shares of the Company’s Series D stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the payment date.

During the six months ended January 31, 2009, 64,058 shares of the Company’s common stock were issued upon the exercise of 1,137 warrants that were issued in conjunction with the Company’s sale of its Series B Stock.  The warrants had an exercise price of $1.775 resulting in cash proceeds to the Company of approximately $113,702.

During the six months ended January 31, 2009, 21,264 shares of the Company’s common stock were issued upon the exercise of 2,126 warrants that were issued in conjunction with the Company’s sale of its Series C Stock.  The warrants had an exercise price of $1.775 resulting in cash proceeds to the Company of approximately $37,736.

During the six months ended January 31, 2008, warrants issued in conjunction with the sale of the Series C Stock were exercised to purchase 18,835 shares of the Company’s common stock. The exercise price per share was $1.775. The proceeds received from the exercise of the warrants totaled $33,434.

Common Stock

During the six months ended January 31, 2009, 89,086 shares of common stock with a value of $93,730 were issued for services as follows: 70,323 shares of restricted common stock at stock prices ranging from $0.70 to $1.39 per share with a value of $68,630 were issued to consultants for monthly consulting services, 15,000 shares of common stock at stock prices ranging from $0.92 to $1.70 per share with a value of $21,600 were issued to consultants for one-time consulting fees, and 3,763 shares of common stock at a price of $0.93 per share with a value of $3,500 were issued to an employee as a bonus.

During the six months ended January 31, 2008, 196,760 shares of common stock with a value of $435,270 were issued for services as follows: 125,274 shares of common stock at stock prices ranging from $1.65 to $2.55 with a value of $281,446 were issued to various consultants for monthly consulting services, 4,171 shares of common stock at a stock price of $2.15 per share with a value of $8,969 were issued to Board members for fees owed, 43,389 shares at a stock price of $2.00 per share valued at $86,778 were issued to a professional services firm for services they provided, 7,826 shares of common stock at a stock price of $2.40 per share with a value of $18,782 were issued to a former executive for services provided, 9,000 shares at a stock price of $2.52 per share with a value of $22,680 were issued to a consultant for one-time consulting fees, and 7,100 shares of common stock at a stock price of $2.34 per share with a value of $18,782 were issued to employees as a bonus.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

During the six months ended January 31, 2008, 750 shares of common stock at $1.90 per share with a value of $1,425 were issued to various parties in connection with the acquisition of intangible assets.

During the six months ended January 31, 2008, 5,000 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $8,000.

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

Trading in the Company's common stock was suspended by the Securities and Exchange Commission through December 29, 2008. Trading in the Company’s common stock resumed on the Pink Sheets on February 5, 2009.

NOTE H - STOCK OPTIONS AND WARRANTS

A) Stock Options

On January 30, 2002, the Company’s board of directors adopted the Amended and Restated 1999 Stock Option, Deferred Stock and Restricted Stock Plan (the "1999 Plan"), as approved by the Company's shareholders at its annual meeting on April 25, 2002 . The options are granted from time to time by the Compensation Committee. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options will have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 11,000,000.

During the six months ended January 31, 2009, the Company did not grant options to purchase shares of the Company's common stock to employees and consultants under the 1999 Plan. During the six months ended January 31, 2008, the Company granted options to purchase 1,063,389 shares of the Company's common stock at $2.16 per share to employees and consultants under the 1999 Plan. The aggregate value of the options vesting during the six months ended January 31, 2009 and 2008 was $243,868 and $915,725, respectively, and has been reflected as compensation cost. As of January 31, 2009, the aggregate value of unvested options was $523,979, which will be amortized as compensation cost as the options vest, over 3 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatility of the Company’s share price during the year preceding the issuance date of the option. For purposes of determining the expected life of the option, the full contract life of the option is used; average risk-free interest of 5.50%; and dividend yield of 0%.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

The weighted-average grant-date fair value of options granted during the six months ended January 31, 2009 and 2008 was $0.00 and $0.98, respectively.

	Six months ended January 31, 2009	Six months ended January 31, 2008
Expected volatility	-%	39.5% - 55.6%
Weighted average volatility	-%	49.2%5
Expected dividends	-%	0%
Expected term (in years)	-%	4-7
Risk free rate	-%	5.5%

A summary of option activity as of January 31, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (1)
Outstanding at August 1, 2008	5,760,995	$2.44		$-
Granted	-	-
Exercised	-	-
Forfeited or expired	(92,666)	2.32
Outstanding at January 31, 2009	5,668,329	$2.44	3.62	$-
Exercisable at January 31, 2009	5,026,997	$2.48	3.27	$-

(1) The aggregate intrinsic value was calculated, as of January 31, 2009, as the difference between the market price and the exercise price of the Company’s stock for the options outstanding and exercisable which were in the money.  As of January 31, 2009 there were no options outstanding and exercisable which were in the money.

Additional information regarding options outstanding as of January 31, 2009 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	2,208,940	2.99	$1.75	2,132,273	$1.75
$2 to $3	2,139,389	5.40	2.26	1,584,724	2.28
$3 to $4	988,000	1.62	3.26	978,000	3.26
$4 to $5	132,000	3.60	4.13	132,000	4.13
$5 to $6	-	-	-	-	-
$6 to $7	100,000	2.06	6.41	100,000	6.41
$7 to $8	100,000	0.91	7.38	100,000	7.38
Total	5,668,329	3.62	$2.44	5,026,997	$2.48

A summary of the status of the Company’s non-vested shares granted under the Company’s stock option plan as of January 31, 2009 and changes during the six months ended January 31, 2009 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at August 1, 2008	986,332	$1.10
Granted	-	-
Vested	(288,334)	1.10
Forfeited	(56,666)	1.07
Non-vested at January 31, 2009	641,332	$1.08

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

B) Warrants

During the six months ended January 31, 2009, the Company did not grant warrants to purchase the Company’s common stock. During the six months ended January 31, 2008, the Company granted warrants to purchase 40,000 shares of the Company’s common stock at $1.75 per share. The aggregate value of the warrants vesting during the six months ended January 31, 2009 and 2008 was $0 and $11,265, respectively, and has been reflected as compensation cost. As of January 31, 2009, the aggregate value of unvested warrants was $31,795, which will be amortized as compensation cost as the warrants vest, in accordance with certain milestones to be met.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatility of the Company’s share price during the year preceding the issuance date of the warrant. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used; average risk-free interest of 5.50%; and dividend yield of 0%.

	Six months ended January 31, 2009	Six months ended January 31, 2008
Expected volatility	-%	43.5%
Weighted average volatility	-%	43.5%
Expected dividends	-%	-%
Expected term (in years)	-%	2%
Risk free rate	-%	5.50%

The weighted-average grant date fair value of warrants granted during the six-month periods ended January 31, 2009 and 2008 was $0.00 and $0.60 respectively.

A summary of warrant activity as of January 31, 2009 and changes during the six months then ended is presented below:
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (1)
Outstanding at August 1, 2008	747,727	$3.08		$-
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at January 31, 2009	747,727	$3.08	$2.41	-
Exercisable at January 31, 2009	681,060	$3.09	2.64

(1)   The aggregate intrinsic value was calculated, as of January 31, 2009, as the difference between the market price and the exercise price of the Company’s stock for warrants which were in-the-money. As of January 31, 2009, there were no warrants outstanding or exercisable which were in-the-money.

Additional information regarding warrants outstanding as of January 31, 2009 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	60,000	0.85	$1.83	60,000	$1.83
$2 to $3	175,000	6.82	2.58	175,000	2.58
$3 to $4	512,727	1.09	3.40	446,060	3.46
Total	747,727	2.41	$3.08	681,060	$3.09

 A summary of the status of the Company’s non-vested shares granted as warrants as of January 31, 2009 and changes during the six months then ended is presented below:

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

Non-vested Shares	Shares	Weighted-Average Grant
		Date Fair Value
Non-vested at August 1, 2008	66,667	$0.48
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at January 31, 2009	66,667	$0.48

NOTE I - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" results in the use of a management approach in identifying segments of an enterprise. The Company has been operating in five business segments: (i) licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; (ii) advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; (iii) production of DVD and television products; (iv) distribution; and (v) travel services, which the Company no longer offers. Segment operating income/(loss) excludes the amortization of intangible assets, interest expense, interest income, other income and expenses and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Amortization of capitalized production costs and impairment of capitalized production costs have been prorated based upon revenue among the licensing and publishing, production and distribution segments.

Summarized financial information for the three and six months ended January 31, 2009 and 2008 concerning the Company's segments is as follows:

	Licensing & Publishing (1)	Advertising & Promotion (2)	Production (3)	Travel Services (4)	Distribution (5)	Total
Three Months Ended January 31, 2009
Segment revenue	$538,229	$129,432	$30,395	$-	$72,729	$770,785
Segment operating (loss)	$(344,169)	$(181,835)	$(22,667)	$-	$(138,336)	$(687,007)
Depreciation expense	$5,266	$394	$-		$-	$5,660

Three Months Ended January 31, 2008
Segment revenue	$231,573	$156,542	$-	$110,000	$5,058	$503,173
Segment operating (loss)	$(483,637)	$(440,075)	$(6,794)	$(215,556)	$(24,412)	$(1,170,474)
Depreciation expense	$3,502	$876	$-	$-	$-	$4,378

Six Months Ended January 31, 2009
Segment revenue	$690,936	$884,441	$49,855	$-	$222,580	$1,847,812
Segment operating (loss)	$(1,580,112)	$(641,974)	$(226,934)	$-	$(1,328,617)	$(3,777,637)
Depreciation expense	$10,406	$873	$-	$-	$-	$11,279

Six Months Ended January 31, 2008
Segment revenue	$589,566	$606,175	$-	$110,000	$5,058	$1,310,799
Segment operating (loss)	$(910,166)	$(1,101,032)	$(19,569)	$(215,556)	$(24,412)	$(2,270,735)
Depreciation expense	$6,829	$1,767	$-	$-	$-	$8,596

NOTE J – SUBSEQUENT EVENTS

Subsequent to January 31, 2009 the following legal actions were filed against the Company:

David Weisburd, derivatively on behalf of Nominal Defendant National Lampoon, Inc. v The Board of Directors and National Lampoon, Inc. On or about February 24, 2009, David Weisburd filed a Shareholder Derivative Complaint for Breach of Fiduciary Duty, CA No BC408377, in the Superior Court of the State of California County of Los Angeles, alleging breach of fiduciary duty by the Board of Directors of National Lampoon (“Defendants”) and National Lampoon, Inc. (“Nominal Defendant”). Damages sought include: “A finding that the defendants have violated their fiduciary duties to the Company and its shareholders; an Order requiring the Company to comply with applicable rules and regulators regarding management and oversight procedures and/or controls; a finding against the defendants for an amount of damages sustained by the Company as a result of the defendants’ breaches of fiduciary duty in an amount to be determined at trial, together with prejudgment interest; an award to Plaintiff of reasonable attorneys’ fees, expert fees and other reasonable costs and expenses; and an Order granting all such additional and different relief as this Court deems just and proper.”

NATIONAL LAMPOON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDING JANUARY 31, 2009 AND 2008
(UNAUDITED)

Majestic Entertainment, Lorenzo Doumani and Eleonore Doumani v. National Lampoon, Inc. and Dan Laikin  This case was filed on July 31, 2009 in Los Angeles Superior Court (Case No. SC104240), with causes of action for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, unfair business practices and violation of Corporations Code section 25400, involving two different contracts dated in 2004. The first contract  involved a joint venture entitled “National Lampoon Clubhouse” and the other contract involved a preferred stock purchase agreement.

Breaking the Rules, LLC v. National Lampoon, Inc. On or about July 30, 2009, the claimant served a Demand for Arbitration with the Independent Film & Television Alliance, claiming breach of contract and fraud, involving a distribution agreement for a film titled "National Lampoon’s One, Two Many."  The claimant seeks the termination of the agreement, unspecified compensatory and exemplary damages, attorneys' fees and costs.

Chermak v. Emmons, et al. This action is pending in the Los Angeles Superior Court, West District, Beverly Hills Courthouse and bears case number (LASC Case No. 07C02106).  This action was originally filed on May 29, 2007 against Kent Emmons, Emmons Media Group, NL Radio, LLC, Comedy Express Networks, Studio Funny Films, K Tahoe Investments, National Lampoon Networks, Inc. and National Lampoon Radio Networks for failure to pay invoices for legal services allegedly provided.  On or about November 25, 2008, a judgment was entered against all named defendants for the principal sum of $101.298.49.  On or about August 17, 2009, the plaintiff filed a motion seeking to enforce her judgment against National Lampoon, Inc.  The plaintiff’s motion was granted on September 30, 2009.  The Company is currently evaluating whether it will appeal this order.

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

During the six months ended January 31, 2009, we released 2 motion pictures, National Lampoon's “Stoned Aged / Homo Erectus” which is being distributed by Paramount Pictures and “Bag Boy” which is being distributed by National Lampoon and Arts Alliance.

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

We have agreements with independent third parties for the limited platform theatrical release and subsequent distribution of our films to home entertainment.   During the six months ended January 31, 2009, we released two films as “platform theatrical releases” which is the release of a motion picture in a small number of theaters in order to promote the home entertainment sales.

For the six months ended January 31, 2009, revenues derived from motion picture production and distribution totaled approximately $272,435 or approximately 15% of all the revenues we earned during the period.

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

For the six months ended January 31, 2009, revenues derived from licensing, exclusive of publishing revenues, totaled $659,457 or approximately 36% of all the revenues we earned during the period.

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

For the six months ended January 31, 2009, revenues derived from our Internet activities totaled $534,731 or approximately 29% of all the revenues we earned during the period.

Discontinued Operations

In the past we also earned revenues from National Lampoon Networks, which delivered college television programming and performed field marketing activities, from publishing books and from NL Radio, LLC.  While we earned some revenues from these operations during the six months ended January 31, 2009, as of various dates from January 2009 to May 2009 we are no longer engaged in any of these activities and we do not expect to re-enter these markets in the future.

Trends, Events and Uncertainties

We have experienced a number of challenges during the six months ended January 31, 2009.  In December 2008 the Securities and Exchange Commission and the U.S. Department of Justice brought actions against us and Daniel Laikin, our former Chief Executive Officer, for alleged fraudulent schemes to manipulate the market for our securities.  As a result, in December 2008 Mr. Laikin resigned and Timothy Durham was appointed as our Chief Executive Officer. . On September 23, 2009 Mr. Laikin pled guilty to a charge of conspiring to violate Title 17, Code of Federal Regulations, Section 240.10b-5.  The defense of these legal actions, as well as other legal actions that have been filed since December 2008, continues to require a significant amount of management’s time and attention.  Mr. Laikin and Mr. Durham were also our primary sources of financing for many of our operations however neither Mr. Laikin nor Mr. Durham is required to continue providing funding to us.  Since December 2008 Mr. Laikin has provided no further financing to us. Our operations have also been adversely effected by the global economic recession, which resulted in slower payment of fees owed to us and, in at least 3 cases, the failure to pay fees owed to us at all, as well as fewer distribution arrangements.  We expect these matters to continue to impact our operations for at least the next 12 months.

Aside from the legal actions we have disclosed in this and in previous reports, since January 31, 2009 we have been made a party to the following material legal actions:

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

Chermak v. Emmons, et al.  This action is pending in the Los Angeles Superior Court, West District and bears case number (LASC Case No. 07C02106).  This action was originally filed on May 29, 2007 against Kent Emmons, Emmons Media Group, NL Radio, LLC, Comedy Express Networks, Studio Funny Films, K Tahoe Investments, National Lampoon Networks, Inc. and National Lampoon Radio Networks for failure to pay invoices for legal services allegedly provided.  On or about November 25, 2008, a judgment was entered against all named defendants for the principal sum of $101,298.49.  On or about August 17, 2009, the plaintiff filed a motion seeking to enforce her judgment against National Lampoon, Inc.  The plaintiff’s motion was granted on September 30, 2009.  We are currently evaluating whether we will appeal this order.

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

Results of Operations

We operate in five business segments, namely, licensing and exploitation of the National Lampoon trademark and related properties including the sale of products to consumers and publishing of copyrighted material; advertising and promotion through our Internet websites, field marketing, live events and television programming on college campuses; production of film and television products; travel services; and distribution.

Segment operating income (loss) excludes the amortization of intangible assets, interest income, interest expense, other income and expenses, minority interest, equity in investee loss and income taxes.  Selling, general and administrative expenses not specifically attributable to any segment have been prorated among the five segments. Amortization of capitalized production costs and impairment of capitalized production costs have been prorated based upon revenue among the licensing and publishing, production and distribution segments.

Summarized financial information for the three and six months ended January 31, 2009 and 2008 for our segments is as follows:

	Licensing & Publishing (1)	Advertising & Promotion (2)	Production (3)	Travel Services (4)	Distribution (5)	Total
Three Months Ended January 31, 2009
Segment revenue	$538,229	$129,432	$30,395	$-	$72,729	$770,785
Segment operating (loss)	$(344,169)	$(181,835)	$(22,667)	$-	$(138,336)	$(687,007)
Depreciation expense	$5,266	$393	$-		$-	$5,660

Three Months Ended January 31, 2008
Segment revenue	$231,573	$156,542	$-	$110,000	$5,058	$503,173
Segment operating (loss)	$(483,637)	$(440,075)	$(6,794)	$(215,556)	$(24,412)	$(1,170,474)
Depreciation expense	$3,502	$876	$-	$-	$-	$4,378

Six Months Ended January 31,2009
Segment revenue	$690,936	$884,441	$49,855	$-	$222,580	$1,847,812
Segment operating (loss)	$(1,580,112)	$(641,974)	$(226,934)	$-	$(1,328,617)	$(3,777,637)
Depreciation expense	$10,406	$873	$-	$-	$-	$11,279

Six Months Ended January 31, 2008
Segment revenue	$589,566	$606,175	$-	$110,000	$5,058	$1,310,799
Segment operating (loss)	$(910,166)	$(1,101,032)	$(19,569)	$(215,556)	$(24,412)	$(2,270,735)
Depreciation expense	$6,829	$1,767	$-	$-	$-	$8,596

In the table above, licensing and publishing revenues include the licensing of our name and sale of our books; advertising and promotion revenues include online and cable advertising as well as advertising and promotion of the films released; production revenues include films, television and home entertainment; travel services represents the revenue earned by National Lampoon Tours, Inc., and distribution revenues includes theatrical, home entertainment and digital distribution of our titles.  We no longer offer travel services or field marketing campaigns nor do we publish books.  We do not expect to re-enter any of these markets in the future.

A reconciliation of segment operating loss to net loss before income taxes for the periods ended January 31, 2009 and 2008 is as follows:

	January 31, 2009	January 31, 2008
Total segment operating (loss)	$(3,777,637)	$(2,270,735)
Amortization of intangible assets	(213,085)	(122,383)
Interest expense	(129,202)	(45,705)
Other income/expense	28,398	422,533
Net loss before minority interest and income taxes	$(4,091,526)	$(2,016,290)

Three months ended January 31, 2009as compared to the three months ended January 31, 2008.

Licensing and Publishing Revenues

Licensing and publishing revenues were $538,229 for the three months ended January 31, 2009, as compared to $231,573 for the three months ended January 31, 2008, representing an increase of $306,656 or 132%.

The increase for the three-month period was partly attributable to an increase in video royalty revenues, which were $245,745 for the three months ended January 31, 2009, as compared to $5,638 for the three months ended January 31, 2008, representing an increase of $240,107 or 4,259%. This increase was primarily due to the receipt of royalties of $152,514 generated by the exploitation of National Lampoon’s Animal House and royalties of $93,231 generated by the exploitation of National Lampoon’s Cattle Call during the three months ended January 31, 2009 as compared to the receipt of royalties of $5,638 generated by the exploitation of National Lampoon’s Dorm Daze during the three months ended  January 31, 2008.

The increase for the three-month period was also attributable to an increase in revenues derived from sales of international distribution licenses for our various titles, which totaled $74,500 during the three months ended January 31, 2009, while no such revenues were generated for the three months ended January 31, 2008, representing an increase of $74,500 or 100%. This revenue was derived from National Lampoon's Bag Boy in the amount of $36,000, as well as from National Lampoon Presents Beach Party on the Threshold of Hell and National Lampoon's Homo Erectus in the amount of $38,500.

The increase for the three-month period was partially offset by a decrease in revenues derived from motion picture royalties, which totaled $145,651 during the three months ended January 31, 2009 as compared to $275,216 in such revenues for the three months ended January 31, 2008, representing a decrease of $129,565 or 47%.

Motion picture royalties decreased by $129,565 from $275,216 for the three months ended January 31, 2008 to $145,651 for the three months ended January 31, 2009. Royalties in the amount of $259,117 received during the three months ended January 31, 2008 represented a one-time payment thatresulted from a settlement that we reached with Universal Studios during the 2007 fiscal year for unpaid royalties related to the exploitation of National Lampoon’s Animal House. We received no such payment during the three months ended January 31, 2009.

Publishing revenues net of reserve for returns were $34,770 for the three months ended January 31, 2009, as compared to $(78,301) for the three months ended January 31, 2008, representing an increase of $113,071 or 144%.  There were fewer returns during the three-months ended January 31, 2009 as opposed to returns that exceeded publishing revenues during the three months ended January 31, 2008.

Costs related to licensing revenues were $(29) for the three months ended January 31, 2009, as compared to $25,235 for the three months ended January 31, 2008, representing a decrease of $25,264 or 100%.The decrease in costs related to licensing revenues resulted primarily from a decrease in license fees from $26,960 during the three months ended January 31, 2008 to $0 during the three months ended January 31, 2009. Commissions increased to $7,788 during the three months ended January 31, 2009 from a net commission repayment of $5,999 during the three months ended January 31, 2008. Royalties accrued to Harvard Lampoon were $4,273 during the three months ended January 31, 2008 compared to a royalty credit of $7,817 during the three months ended January 31, 2009.

Amortization of capitalized production costs was $8,495 for the three months ended January 31, 2009 compared to $521 for the three months ended January 31, 2008. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized production costs to revenue recognition for domestic and international licensing of six film titles.

Costs related to publishing revenues were $124,838 for the three months ended January 31, 2009, compared to $4,610 for the three months ended January 31, 2008, representing an increase of $120,228. The increase in costs related to publishing revenues for the three months ended January31, 2009, as compared to the three months ended January 31, 2008, consisted of an increase of $27,298 in direct publishing costs and an increase in amortized publishing costs.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $129,432 during the three months ended January 31, 2009, as compared to $156,542 for the three months ended January 31, 2008, representing a decrease of $27,110 or 17%.  The decrease in revenue was mainly due to a decrease in Internet advertising on our new websites and a decrease  in prints and advertising revenues charged on the release of our titles. We continue to expand and improve our digital distribution and entertainment capabilities resulting in increased revenue from our network and affiliate network of Internet websites. Going forward, we expect to focus our resources on increasing revenues generated from our Internet websites and from product placement. We do not intend to continue providing field promotion services at events held by third parties or to produce field promotion events in the future.

Costs of advertising and promotion revenue were $134,834 during the three months ended January 31, 2009 compared to $133,315 for the three months ended January 31, 2008, representing an increase of $1,519 or 1%.

Production Revenues

For the three months ended January 31, 2009, production revenue was $30,395, as compared to $0 for the same period in 2008. Production revenues increased by $30,395 or 100%, primarily due to production revenues of $25,000 earned from live events and $5,395 earned for post production services during the three months ended January 31, 2009. The increase in production revenues from live events was due to a joint production agreement with Mania TV pursuant to which shows made for Mania TV and Capazoo were also used on our Internet network. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues were $10,279 during the three months ended January 31, 2009, compared to $6,272 for the three months ended January 31, 2008, for a difference of $4,007. Although there were no production revenues during the three months ended January 31, 2008, there were remaining costs related to television production revenues from prior periods.

Distribution Revenues

For the three months ended January 31, 2009, distribution revenue was $72,729 as compared to $5,058 for the same period in 2008. Distribution revenues primarily resulted from the DVD release of five of our titles on our distribution network, which includes theatrical, home entertainment and digital distribution.

For the three months ended January 31, 2009, costs related to distribution revenues were $108,694 as compared to $14,500 for the same period in 2008. Costs related to distribution revenues are primarily due to the distribution fees plus the costs of manufacturing, marketing and pick, pack and ship directly related to the DVD release.

Travel Services Revenues

During the three months ended January 31, 2008, travel services revenues were $110,000 compared to $0 for the three months ended January 31, 2009. During the three months ended January 31, 2008 we settled a legal action in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement we discontinued our travel services business and no further revenues are expected to be earned from this segment.

Other Costs and Expenses

Selling, general and administrative expenses during the three months ended January 31, 2009 were $1,050,680 as compared to $1,489,195 for the three months ended January 31, 2008, a decrease of $438,515 or approximately 30%. During the three months ended January 31, 2009, approximately 56% of our selling, general and administrative expenses consisted of salary expense totaling $576,578, as compared to salary expense of approximately $1,054,350, which represented 71% of selling, general and administrative expenses for the three months ended January 31, 2008. The decrease of $477,772, or 45%, in salary expense for the three months ended January 31, 2009 was primarily due to the separation from service of various employees as well as the closure of our New York office. During the three months ended January 31, 2009, selling, general and administrative expenses also included consulting fees of $74,237 as compared to $122,749 during the same period in the prior year for a decrease of $48,512 as we continued to reduce our reliance on consultants. Legal fees increased by $82,193, or 296%, from $27,803 during the three months ended January 31, 2008 to $109.996 for the same period in 2009. Investor and public relations costs decreased by $90,421, or 68%, from $133,250 during the three months ended January 31, 2008 to $42,829 for the same period in 2009.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated among the five segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, as well as the acquisition of websites, domain names and other intangible assets was approximately $94,222 during the three months ended January 31, 2009 and $61,219 for the three months ended January 31, 2008. The increase was due to the acquisition of websites.

During the three months ended January 31, 2009, we recorded expenses of $114,979 associated with the granting of stock options and warrants to employees, advisors and consultants as compared to expenses of $334,418 incurred for the three months ended January 31, 2008, for a decrease of $219,439 or 66%. The decrease is primarily due to a reduced number of grants of options to our directors, employees and consultants.

During the three months ended January 31, 2009, we recorded expenses of $36,330 associated with stock issued for services as compared to expenses of $252,886 incurred for the three months ended January 31, 2008, for a decrease of $216,556 or 86%. The decrease is primarily due to the reduction in the number of consultants and vendors being paid with shares of our common stock.

There was an increase of $35,867 in interest expense to $61,760 during the three months ended January 31, 2009, from $25,893 during the three months ended January 31, 2008. The increase in interest expense is primarily due to an increase in production and prints and advertising loans from related parties.

Other income decreased by $392,915 or 97% to $13,713 during the three months ended January 31, 2009 compared to $406,628 for the six months ended January 31, 2008.  The significant other income we recognized for the three-month period ended January 31, 2008 was primarily due to the write off of a stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years. Approximately $396,250 remained on the books as a liability and was written off during the three months ended January 31, 2008.

For the three months ended January 31, 2009, we had a net loss of $829,276 as compared to a net loss of $850,959 for the three months ended January 31, 2008, representing a decrease in net loss of $21,683 or 3%. The decrease in net loss for the three-month period resulted primarily from a significant increase in revenues from licensing and publishing along with an increase in distribution revenues and a decrease in expenses for the quarter.

During the quarters ended January 31, 2009 and 2008, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $292,335 during the three months ended January 31, 2009 and $297,771, during the same period in 2008 for a decrease of $5,436 or 2%. The decrease was primarily due to the conversion of our Series B or Series C Convertible Preferred Stock to common stock. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $1,121,611 or $(0.11) per basic and fully diluted share for the three months ended January 31, 2009, as compared to a net loss attributable to common shareholders of $1,148,730 or $(0.14) per basic and fully diluted share for the three months ended January 31, 2008.

Six months ended January 31, 2009 as compared to the six months ended January 31, 2008

Licensing and Publishing Revenues

Licensing and publishing revenues were $690,936 for the six months ended January 31, 2009, as compared to $589,566 for the six months ended January 31, 2008, representing an increase of $101,370 or 17%.

The increase for the six-month period was partly attributable to a increase in video royalty revenues, which were $245,745 for the six months ended January 31, 2009, as compared to $54,473 for the six months ended January 31, 2008, representing anincrease of $191,272 or 351%. The increase was also attributable to an increase in revenues derived from sales of international distribution licenses for our various titles, which totaled $186,040 during the six months ended January 31, 2009 as compared to $150,000 in such revenues for the six months ended January 31, 2008, representing an increase of $36,040 or 24%.  These increases were offset by a decrease in motion picture licensing fees of $129,808 for the six months ended January 31, 2009 which were $145,651 for the period ended January 31,2009, as compared to $275,459 for the six months ended January 31, 2008 representing a 47% decrease.

Publishing revenues net of reserve for returns were $31,479 for the six months ended January 31, 2009, as compared to $34,150 for the six months ended January 31, 2008, representing a increase of $2,671 or 8%.

Costs related to licensing revenues were $34,941 for the six months ended January 31, 2009, as compared to $43,150 for the six months ended January 31, 2008, representing a decrease of $8,209 or19%. The decrease in costs related to license revenues resulted primarily from a decrease in royalties and commissions.

Amortization of capitalized production costs was $50,993 for the six months ended January 31, 2009 compared to $521 for the six months ended January 31, 2008. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized production costs due to revenue recognition for domestic and international licensing of six film titles. The amortization was offset by a decrease in the disposal of Totally Baked due to a refund of production costs that was received during the six months ended January 31, 2009. Impairment of capitalized production costs was $2,351,575 for the six months ending January 31, 2009 compared to $0 for the six months ending January 31, 2008. The impairment of capitalized production costs was due to the write down of domestic and international licensing ultimate revenues from the release of National Lampoon’s Bagboy and National Lampoon’s Ratko, The Dictator’s Son based upon a review of our estimates with current contracts, and was expensed to “impairment of capitalized production costs”. The remaining amount of $465,943 in capitalized production costs for National Lampoon’s Bagboy will be expensed during the 2010 and 2011 fiscal years.

Costs related to publishing revenues were $128,108 for the six months ended January 31, 2009, compared to $48,044 for the six months ended January 31, 2008, representing an increase of $80,064 or 167%. The increase in costs related to publishing revenues for the six months ended January 31, 2009, as compared to the six months ended January 31, 2008, consisted of an increase in direct publishing costs and an increase in amortized publishing costs.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $884,441 during the six months ended January 31, 2009, as compared to $606,175 for the six months ended January 31, 2008, representing an increase of $278,266 or46%. The increase in revenue was the result of an increase in promotion revenues mainly due to Internet advertising on our new websites and an increase in prints and advertising revenues charged on the release of our titles. These increases were partially offset by a decrease in sponsored production shoots and field promotion events. We continue to expand and improve our digital distribution and entertainment capabilities resulting in increased revenue from our network and affiliate network of Internet websites. Going forward, we expect to focus our resources on increasing revenues generated from our Internet websites and from product placement. We do not intend to continue providing field promotion services at events held by third parties nor do we intend to produce field promotion events in the future.

Costs of advertising and promotion revenue were $286,494 during the six months ended January 31, 2009 compared to $335,613 for the six months ended January 31, 2008, representing a decrease of $49,119 or15%. The decrease in costs of advertising and promotion was the result of a number of factors.  Due to an improvement of our Internet capabilities, web development and Internet service fees decreased along with web design fees during the six months ended January 31, 2009.

Production Revenues

For the six months ended January 31, 2009, production revenue was $49,855, as compared to $0 for the same period in 2008. Production revenues increased by $49,855 or 100%, primarily due to production revenues of $40,000 earned from live events and $9,855 earned for post production services during the six months ended January 31, 2009. The increase in production revenues from live events was due to a joint production agreement with Mania TV pursuant to which shows made for Mania TV and Capazoo were also used on our Internet network. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues were $61,918 during the six months ended January 31, 2009, compared to $19,048 for the six months ended January 31, 2008, for a difference of $42,870. Although there were no production revenues during the six months ended January 31, 2008, there were remaining costs related to television production revenues from prior periods.

Distribution Revenues

For the six months ended January 31, 2009, distribution revenue was $222,580 as compared to $5,058 for the same period in 2008. Distribution revenues primarily resulted from the DVD release of five of our titles on our distribution network, which includes theatrical, home entertainment and digital distribution, during the six months ended January 31, 2009.

For the six months ended January 31, 2009, costs related to distribution revenues were $123,665 as compared to $14,500 for the same period in 2008. Costs related to distribution revenues are primarily due to the distribution fees plus the costs of manufacturing, marketing and pick, pack and ship directly related to the DVD release.

Travel Services Revenues

During the six months ended January 31, 2008, travel services revenues were $110,000 compared to $0 for the six months ended January 31, 2009. During the six months ended January 31, 2008 we agreed to dismiss a legal action in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement we discontinued our travel services business and no further revenues are expected to be earned from this segment.

Other Costs and Expenses

Selling, general and administrative expenses during the six months ended January 31, 2009 were $2,567,755 as compared to $3,120,659 for the six months ended January 31, 2008, a decrease of $552,904 or approximately18%. During the six months ended January 31, 2009, approximately 47% of our selling, general and administrative expenses consisted of salary expense totaling $1,207,644, as compared to salary expense of approximately $1,054,350, which represented 34% of selling, general and administrative expenses for the six months ended January 31, 2008. The increase of $153,294, or14%, in salary expense for the six months ended January 31, 2009 was primarily due to the separation from service of various employees as well as the closure of our New York office which required additional payouts for separation. During the six months ended January 31, 2009, selling, general and administrative expenses also included consulting fees of $150,461 as compared to $122,749 during the same period in the prior year for an increase of $27,712. Legal fees increased by $155,861, or561%, from $27,803 during the six months ended January 31, 2008 to $183,664 for the same period in 2009. Investor and public relations costs decreased by $38,959, or29%, from $133,250 during the six months ended January 31, 2008 to $94,291 for the same period in 2009.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated among the five segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, as well as the acquisition of websites, domain names and other intangible assets was approximately $213,085 during the six months ended January 31, 2009 and $122,383 for the six months ended January 31, 2008. The increase was due to the acquisition of websites.

During the six months ended January 31, 2009, we recorded expenses of $243,868 associated with the granting of stock options and warrants to employees, advisors and consultants as compared to expenses of $926,990 incurred for the six months ended January 31, 2008, for a decrease of $683,122 or 74%. The decrease is primarily due to a reduced number of grants of options to our directors, employees and consultants.

During the six months ended January 31, 2009, we recorded expenses of $93,730 associated with stock issued for services as compared to expenses of $435,270 incurred for the six months ended January 31, 2008, for a decrease of $341,540 or 78%. The decrease is primarily due to the reduction in the number of consultants and vendors being paid with shares of our common stock.

There was an increase of $83,497 in interest expense to $129,202 during the six months ended January 31, 2009, from $45,705 during the six months ended January 31, 2008. The increase in interest expense is primarily due to an increase in production and prints and advertising loans from related parties.

Other income decreased by $394,136 during the six months ended January 31, 2009, to $28,398 as compared to $422,534 for the six months ended January 31, 2008.  The significant other income we accrued during the six-month period ended January 31, 2008 was primarily due to the write off of a stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years. Approximately $396,250 remained on the books as a liability and was written off during the six months ended January 31, 2008.

For the six months ended January 31, 2009, we had a net loss of $4,091,526 as compared to a net loss of $2,016,290 for the six months ended January 31, 2008, representing an increase in net loss of $2,075,236 or 103%. The increase in net loss for the six-month period resulted primarily from a significant increase in costs and expenses. The increase in expenses was a result of the impairment of capitalized production costs of $2,371,575., partially offset by decreases in costs related to SG&A, advertising and promotion costs, and amortization.

During the six months ended January 31, 2009 and 2008, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $584,671 during the six months ended January 31, 2009 and $595,542, during the same period in 2008 for a decrease of $10,871 or 2%. The decrease was primarily due to the conversion of our Series B or Series C Convertible Preferred Stock to common stock. The addition of the accrued dividend resulted in a net loss attributable to common shareholders of $4,676,197 or $(0.45) per basic and fully diluted share for the six months ended January 31, 2009, as compared to a net loss attributable to common shareholders of $2,611,832 or $(0.32) per basic and fully diluted share for the six months ended January 31, 2008.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flows from operations over the past few years. Our principal sources of working capital during the six months ended January 31, 2009 consisted of revenues, loans from our officers and directors and production loans from Red Rock Pictures Holdings, Inc.

Net cash used in operating activities was $2,034,297 for the six months ended January 31, 2009, as compared to $905,811 for the six months ended January 31, 2008. The increase in cash flow used in operations was primarily attributable to an increase in production costs, offset by increases in accounts payable and deferred revenues. Cash provided by financing activities was $2,047,377 for the six months ended January 31, 2009, as compared to $869,051 for the six months ended January 31, 2008. The funds were obtained from officers and directors, Red Rock Pictures Holdings, Inc. and investors and were partially offset by repayments to each of them.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a current net loss of $4,091,526 for the six months ended January 31, 2009, as well as negative working capital of $5,004,772 and a stockholder’s deficiency of $1,893,431 as of January 31, 2009, along with net losses for the prior two years of $1,686,974 and $2,504,170. Additionally, on December 15, 2008 the United States Securities and Exchange Commission issued a release, and the United States Attorney for the Eastern District of Pennsylvania announced, that they had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin.  Furthermore, on January 9, 2009 our board of directors decided to voluntarily delist our common stock, par value $0.0001 per share, from NYSE Amex Equities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Historically, our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our former Chief Executive Officer, and Timothy Durham, our current Chief Executive Officer. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at January 31, 2009 was $1,499,308 as compared to $1,244,178 at July 31, 2008. These two individuals have made no further commitment to provide loans to us to meet any immediate working capital requirements.

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

As of January 31, 2009, we had cash of  $1,168 and receivables totaling $1,313,925. We are currently delivering ten films for which the minimum guarantees, license fees and home video sales revenues are due upon notice of delivery, acceptance of delivery or upon receipt of payment of accounts receivables by sub-distributors for home video sales. During the second quarter ended January 31, 2009, we received $659,457 in license fees and we expect additional payments to be received by the end of the third and fourth quarter of the 2009 fiscal year.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of January 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In October 2008, we engaged an internal controls consultant to assist in our compliance with the Sarbanes-Oxley Act of 2002. Specifically, the consultant was engaged to document our system of internal controls, identify material weaknesses, propose and implement remediation of the weaknesses, develop tests of our key controls, analyze the testing and train our personnel to maintain the system and tests. In October 2008, we received a report from our internal controls consultant that stated we have material weaknesses in our system of internal controls. A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon the report of the consultant and management assessment, we have identified the following material weaknesses:

Insufficient disaster recovery or backup of core business functions,

Lack of segregation of duties,

Lack of a purchase order system or procurement process, and

Lack of documented and reviewed system of internal controls.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control

No change in internal control over financial reporting was made during the second quarter of the 2009 fiscal year that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Information relating to the settlement of the action titled American Cinema Distribution Corporation v. National Lampoon, Inc. is included in our Quarterly Report on Form 10-Q for the three months ended October 31, 2008.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, we issued 6,000 shares of restricted common stock to American Capital Ventures having a total value of $5,100.

Unless otherwise noted, we relied on section 4(2) of the Securities Act of 1933 to issue the securities in as much as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
3.4	Second Amendment to Certificate of Incorporation of National Lampoon, Inc. (6)
3.5	Third Amendment to Certificate of Incorporation of National Lampoon, Inc. (6)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	First Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (6)
4.3	Second Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (6)
4.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock (6)
4.5	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.6	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.7	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.8	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.9	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.10	First Amendment to Voting Agreement dated June 7, 2002
4.11	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
10.1	Secured Promissory Note dated November 7, 2008 executed by 301 Productions, Inc. in favor of VS Investment B, LLC*
10.2	Profit Participation Agreement dated November 7, 2008 between 301 Productions, Inc. and VS Investment B, LLC *
10.3	Notice of Security Interest in and Collateral Assignment of Copyrights dated November 7, 2008 executed by 301 Productions, Inc. in favor of VS Investment B, LLC*
10.4	Promissory Note dated November 2008 executed by 301 Productions, Inc. in favor of the Alfred J. Ferro Trust*
10.5	Loan and Security Agreement dated November 7, 2008 between 301 Productions, Inc. and National Lampoon, Inc. and the Alfred J. Ferro Trust*

10.6	Secured Promissory Note dated November 7, 2008 executed by 301 Productions, Inc. in favor of Gerald J. Daigle*
10.7	Secured Promissory Note dated November 7, 2008 executed by 301 Productions, Inc. in favor of VooDoo Production Services, L.L.C.*
10.8	Loan and Security Agreement dated November 7, 2008 between 301 Productions, Inc. and National Lampoon, Inc. and Gerald J. Daigle, Jr.*
10.9	Loan and Security Agreement dated November 7, 2008 between 301 Productions, Inc. and National Lampoon, Inc. and VooDoo Productions Services, L.L.C.*
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

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

NATIONAL LAMPOON, INC.

October 1, 2009	By:	/s/ Timothy Durham
Timothy Durham, Chief Executive Officer

October 1, 2009	By:	/s/ Rick Snow
Rick Snow, Interim Chief Financial Officer