Form 10-Q
period 2009-04-30
NATIONAL LAMPOON INC
filed 2009-10-02
CIK 798078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ______________________________________

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

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of	As of
	April 30,	July 31,
ASSETS	2009	2008
	(UNAUDITED)
CURRENT ASSETS
Cash	$50,191	$2,267
Accounts receivable, net of reserves of $545,642 and $181,619, respectively	453,851	1,640,994
Canadian tax credits receivable	215,481	226,729
Prepaid expenses and other current assets	286,492	78,464
Total current assets	1,006,015	1,948,454

Fixed assets, net of accumulated depreciation of $209,954 and $193,738, respectively	29,640	39,283
Capitalized production costs, net of $5,805,980 and $5,709,969 of amortization, respectively	5,141,575	5,017,567
Capitalized publishing costs, net of $607,052 and $496,477 of amortization, respectively	9,251	104,278
Intangible assets, net of accumulated amortization of $5,025,430 and $4,719,119, respectively	1,657,055	1,956,871
Fair value of available-for-sale securities	35,308	588,461
Total non-current assets	6,872,829	7,706,460
TOTAL ASSETS	$7,878,844	$9,654,914

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$1,695,515	$1,340,157
Accrued expenses	365,219	310,691
Notes payable secured by Canadian tax credits receivable	215,481	226,729
Deferred income	1,737,440	1,007,960
Notes payable - related party, including interest of $126,994 and $64,036, respectively	1,430,426	1,169,015
Production loans – including interest of $8,589 and $0, respectively	158,589	-
Production loans – related party, including interest of $233,251 and $168,837, respectively	1,076,797	1,147,763
Total current liabilities	6,679,467	5,202,315

Production loans – including interest of $ 85,726 and $0, respectively	1,585,726	-
Production loans – related party, including interest of $452,337 and $321,347, respectively	2,130,429	2,145,204
TOTAL LIABILITIES	10,395,622	7,347,519

Accrued dividends payable in common stock	579,675

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
Series B Convertible Preferred Stock, par value $.0001 per share, 68,406 shares authorized, 61,832 and 61,832 shares issued and outstanding, respectively	6	6
Series C Convertible Preferred Stock, par value $.0001 per share, 250,000 shares authorized, 190,247 and 190,247 shares issued and outstanding, respectively	18	18
Series D Convertible Preferred Stock, par value $.0001 per share, 500,000 shares authorized, 163,261 and 148,247 shares issued and outstanding, respectively	16	15
Common Stock, par value $.0001 per share, 60,000,000 shares authorized, 9,499,495 and 9,325,087 shares issued and outstanding, respectively	951	933
Common stock issuable, 859,886 and 812,143 shares of common stock, respectively	1,201,468	1,161,364
Additional paid-in capital	43,481,345	43,500,856
Accumulated Other Comprehensive income	35,308	588,461
Accumulated deficit	(47,815,565)	(42,944,258)
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(3,096,453)	2,307,395
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$7,878,844	$9,654,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008

REVENUES
Production	$-	$265,828	$49,855	$265,828
Licensing	14,569	1,717,552	674,026	2,272,968
Advertising & Promotion	92,438	553,019	976,879	1,159,195
Publishing	-	(55,241)	31,479	(21,091)
Distribution	100,599	154,772	323,179	159,831
Tours	-	-		110,000
Total revenues	207,606	2,635,930	2,055,418	3,946,731

COSTS AND EXPENSES
Costs related to production revenue	16,810	21,900	78,728	40,948
Costs related to licensing revenue	9,863	41,243	44,804	84,394
Costs related to advertising and promotion revenues	51,371	68,893	337,866	404,506
Costs related to publishing revenues	-	76,080	128,108	124,125
Costs related to distribution revenues	15,499	92,311	139,164	106,811
Amortization of capitalized production costs	9,012	1,208,416	60,005	1,208,937
Amortization of intangible assets	93,226	61,637	306,311	184,021
Impairment of capitalized production costs	-	-	2,371,575	-
Selling, general and administrative expenses	710,758	938,022	3,278,512	4,058,679
Total costs and expenses	906,539	2,508,502	6,745,073	6,212,421
OPERATING INCOME (LOSS)	(698,933)	127,428	(4,689,655)	(2,265,690)

OTHER INCOME (EXPENSE)
Interest expense	(83,086)	(29,039)	(212,288)	(74,745)
Write off of royalty payable		-	-	396,250
Other income	2,238	(645)	30,636	25,639
Total other income (expense)	(80,848)	(29,684)	(181,652)	347,144

NET INCOME (LOSS)	(779,781)	97,744	(4,871,307)	(1,918,546)
Preferred stock dividends	(287,339)	(292,356)	(872,010)	(887,898)
Net loss attributable to common shareholders	$(1,067,120)	$(194,612)	$(5,743,317)	$(2,806,444)

Net loss per share attributable to common shareholder - basic and diluted	$(0.10)	$(0.02)	$(0.56)	$(0.34)
Weighted average number of common shares - basic and diluted	10,359,380	8,465,847	10,317,169	8,342,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED APRIL 30, 2009
(UNAUDITED)

									Accumulated
				Preferred		Common	Common	Additional	Other
	Series B	Series C	Series D	Stock	Common	Stock	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Shares	Shares	Amount	Shares	Amount	Issuable	Capital	Income	Deficit	Total
Balance at August 1, 2008	61,832	190,247	148,247	$39	9,325,087	$933	$1,161,364	$43,500,856	$588,461	$(42,944,258)	$2,307,395
Fair value of stock issued for services	-	-	-	-	89,086	9	-	93,721	-	-	93,730
Exercise of warrants for common stock	-	-	-	-	85,322	9	-	151,429	-	-	151,438
Fair value vesting of options and warrants issued to consultants	-	-	-	-	-	-	-	16,429	-	-	16,429
Fair value of vesting of employee stock options	-	-	-	-	-	-	-	338,690	-	-	338,690
Preferred stock dividend accrual	-	-	-	-	-	-	-	(872,010)	-	-	(872,010)
Payment of Series B and Series C dividends into Series D Shares	-	-	15,014	1	-		-	252,230	-	-	252,231
Common stock issuable on conversion of accrued dividends on preferred stock into Common Shares	-	-	-	-		-	40,104	-	-	-	40,104
Decrease in fair value of available-for-sale securities	-	-	-	-	-	-	-	-	(553,153)	-	(553,153)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(4,871,307)	(4,871,307)
Balance at April 30, 2009	61,832	190,247	163,261	$40	9,499,495	$951	$1,201,468	$43,481,345	$35,308	$(47,815,565)	$(3,096,453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended
	April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,871,307)	$(1,918,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,402	13,164
Amortization of intangible assets	306,311	184,021
Loss on disposal of fixed assets	925	3,145
Fair value of shares issued for services	93,730	515,168
Fair value of vested stock, options and warrants	355,119	984,046
Amortization of capitalized production costs	60,005	1,208,937
Provision for doubtful accounts	375,668	-
Write off of royalty payable	-	(396,250)
Impairment of capitalized film costs	2,371,575	-
Changes in assets and liabilities
Decrease / (Increase) in accounts receivable	811,475	(1,202,832)
Decrease / (Increase) in Canadian tax credits receivable	11,248	(223,459)
(Increase) in prepaid expenses and other assets	(208,028)	(20,215)
Decrease / (Increase) in publishing costs	95,027	(36,763)
(Increase) in production costs	(2,555,588)	(1,093,877)
Increase in accounts payable	355,358	428,243
Increase in accrued expenses	54,528	142,903
Increase in deferred revenues	729,480	459,536
NET CASH USED IN OPERATING ACTIVITIES	(1,998,072)	(952,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,684)	(13,096)
Purchase of intangible assets	(6,495)	(158,781)
NET CASH USED IN INVESTING ACTIVITIES	(14,179)	(171,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, secured by Canadian tax credits receivable	(11,248)
Borrowings on notes payable, secured by Canadian tax credits receivable		223,459
Borrowings on production loans	1,744,315
Payments of notes payable, related party	(183,490)	(388,709)
Proceeds from notes payable, related party	444,901	1,039,007
Borrowings on production loans, related party	1,074,558	581,181
Payments on production loans, related party	(1,160,299)	(450,491)
Proceeds from the exercise of stock options	-	8,000
Proceeds from the exercise of warrants	151,438	33,434
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,060,175	1,053,881

NET (DECREASE)/INCREASE IN CASH	47,924	(70,775)
CASH AT BEGINNING OF PERIOD	2,267	85,706
CASH AT END OF PERIOD	$50,191	$14,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$-	$-
Interest	$7,660	$2,472
Non-cash investing and financing activities:
Accrued dividends on preferred stock payable in common shares and Series D convertible preferred stock	$872,010	$887,898
Conversion of accrued dividends on Convertible Preferred Stock to common stock	$-	$58,612
Common stock to be issued as payment of accrued dividends on preferred stock	$40,104	$-
Stock issued in exchange for intangible assets	$-	$11,425
(Decrease) / Increase in fair value of available-for-sale securities	$(553,153)	$882,692
Series D preferred stock issued as payment for accrued dividends on preferred stock	$252,231	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE A - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at April 30, 2009 and the results of operations for the three and nine months ended April 30, 2009 and 2008 and cash flows for the nine months ended April 30, 2009 and 2008.

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

The Company’s results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009.

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

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,871,307 for the nine months ended April 30, 2009, as well as negative working capital of $5,673,452 and a stockholders’ deficiency of $3,096,453 as of April 30, 2009, along with net losses for the prior two years of $1,686,974 and $2,504,170. Additionally, on December 15, 2008 the United States Securities and Exchange Commission issued a release, and the United States Attorney for the Eastern District of Pennsylvania announced, that they had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin (See Note G). Also on December 15, 2008, the United States Attorney for the Eastern District of Pennsylvania separately announced criminal charges involving the same conduct. Furthermore, on January 9, 2009 our board of directors decided to voluntarily delist our common stock, par value $0.0001 per share, from NYSE Amex Equities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

 NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

Historically, our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our former Chief Executive Officer, and Timothy Durham, our current Chief Executive Officer. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at April 30, 2009 was $1,508,594 as compared to $1,244,178 at July 31, 2008. These two individuals have made no further commitment to provide loans to us to meet any immediate working capital requirements.

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

As of April 30, 2009, we had  cash  totaling $50,191 and receivables totaling $453,851. We are currently delivering ten films for which the minimum guarantees, license fees and home video sales revenues are due upon notice of delivery, acceptance of delivery or home video accounts receivables payments received. During the third quarter ended April 30, 2009, we received $674,026 in license fees and we expect additional payments to be received by the end  of the 2009 fiscal year.

Additionally, although we had completed an audit of Warner Bros. Entertainment, Inc. relating to its exploitation of the films National Lampoon’s Vacation, National Lampoon’s European Vacation and National Lampoon’s Christmas Vacation, we are currently reviewing those results to determine how we will proceed. The Company has not recorded an estimate of any amount that it believes may be owed.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

During the nine months ended April 30, 2009 one customer accounted for $ 465,522 (23%) of total revenue. During the nine months ended April 30, 2008 three customers accounted for $750,000 (19%), $617,411 (16%) and $485,411 (12%) of total revenue.

During the three months ended April 30, 2009, three customers accounted for $28,973 (14%), $25,000 (12%), and $39,195 (19%) of total revenue. During the three months ended April 30, 2008, three customers accounted for $750,000 (28%), $485,411 (18%), and $406,911 (15%) of total revenue.

As of April 30, 2009, the Company had $100,000 (22%), $73,980 (16%) and $86,784 (19%) of accounts receivable from its largest customers.

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

The following table represents certain financial instruments of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of April 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities at fair value	$35,308	$—	$—	$35,308

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

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Net Income (Loss)	$(779,781)	$97,744	$(4,871,307)	$(1,918,546)
Fair value adjustment on available-for-sale securities	(247,154)	882,692	(553,153)	882,692
Comprehensive Income (Loss)	$(1,026,935)	$980,436	$(5,424,460)	$(1,035,854)

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
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

Net Income or Loss per Share. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares under the treasury stock method, if dilutive, resulting from the exercise of stock options and warrants. Basic and diluted losses per share are the same at April 30, 2009 and 2008, as common equivalent shares have been excluded from the computation due to the fact that they are anti-dilutive. Options and warrants to purchase 6,171,056 and 6,358,722 common shares during the nine months ended April 30, 2009 and 2008, respectively, are not included in the calculation of diluted earnings per share because their inclusion would be anti-dilutive. 7,288,432 and 7,302,431 shares that would be issuable upon conversion of the convertible preferred stock are not included in the calculation of diluted earnings per share during the nine months ended April 30, 2009 and 2008, respectively, because their inclusion would be anti-dilutive. Basic earnings per share for the nine months ended April 30, 2009 includes 859,886 common shares to be issued.

At April 30, 2009, there are 61,832 Series B Convertible Preferred Shares outstanding, 190,247 Series C Convertible Preferred Shares outstanding and 163,261 Series D Convertible Preferred Shares outstanding. Upon conversion of the 61,832 Series B Convertible Preferred Shares, 3,483,491 common shares would be issuable. Upon conversion of the 190,247 Series C Convertible Preferred Shares, 3,804,940 common shares would be issuable. Upon conversion of the 163,261 Series D Convertible Preferred Shares, 3,265,220 common shares would be issuable.

Each Series B Convertible Preferred Share is convertible into 56.338 common shares. Each Series C Convertible Preferred Share is convertible into 20 common shares. Warrants attached to the Series B and Series C Convertible Preferred Stock are not included in the calculation of diluted earnings per share during the nine months ended April 30, 2009 because their inclusion would be anti-dilutive.

NOTE B - CAPITALIZED PRODUCTION COSTS

The following table summarizes the net capitalized film costs in various stages of production at:

	April 30,	July 31,
	2009	2008
In development - theatrical	$2,112,554	$2,677,872
Completed - theatrical	3,029,021	2,339,695
Total film costs	$5,141,575	$5,017,567

The Company expects to amortize within three to five years 90% of capitalized film costs based on the estimated costs and ultimate revenue projected. The portion of the costs of the Company's films that was amortized during the three and nine months ended April 30, 2009 was $9,012 and $60,005, respectively, and during the three and nine months ended April 30, 2008, was $1,208,937 and $1,208,416, respectively. During the nine months ended April 30, 2009, the Company also reflected an impairment charge of $2,371,575 based upon a revision of its forecasted film revenues. The portion of the costs of the Company's films that are expected to be amortized during the upcoming 12 months is approximately $932,552.

NOTE C - NOTES PAYABLE TO RELATED PARTIES AND ACCRUED INTEREST

Notes payable to related parties and accrued interest consist of the following at:

	April 30,	July 31,
	2009	2008
(A) Payable to Daniel Laikin	$472,079	$412,070
(B) Payable to Timothy Durham	958,347	756,945

	$1,430,426	$1,169,015

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

(A) As of April 30, 2009, the Company owed Daniel Laikin, the Company's former Chief Executive Officer, $407,223 in principal and $64,856 in interest. As of July 31, 2008, the Company owed Mr. Laikin $369,720 in principal and $42,350 in interest. The loans bear interest at the rate of 6% per annum. The obligations to Mr. Laikin are unsecured and payable on demand. During the nine months ending April 30, 2009, the Company made payments of $139,440 to Mr. Laikin.

(B) As of April 30, 2009, the Company owed Timothy Durham, who is currently its Chief Executive Officer, $896,209 in principal and $62,138 in interest. As of July 31, 2008, the Company owed Mr. Durham $735,259 in principal and $21,686 in interest. The loans bear interest at the rate of 6% to 6.75% per annum. The obligations to Mr. Durham are unsecured and payable on demand. During the nine months ending April 30, 2009, the Company made payments of $44,050 to Mr. Durham.

NOTE D - PRODUCTION LOANS FROM RELATED PARTIES AND ACCRUED INTEREST

Outstanding production loans from related parties and accrued interest consist of the following as of:

	April 30,	July 31,
Related Party	2009	2008
(A) Red Rock Productions, Inc. - Bag Boy Productions, Inc.	$806,199	$1,070,854

(B) Red Rock Productions, Inc. - Ratko Productions, Inc.	2,189,687	2,146,950

(C) Dan Laikin	78,168	75,163

(D) Reno Rolle	133,172	-

	3,207,226	3,292,967
Less current portion	(1,076,797)	(1,147,763)
	$2,130,429	$2,145,204

(A)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Bag Boy. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party. In accordance with the initial agreement, Red Rock agreed to loan the Company up to $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan.  As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than March 14, 2011.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows:  first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of April 30, 2009, the Company had a loan balance of $508,498 in principal and $297,701 in interest under this financing agreement for a total of $806,199.  Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $268,733 as of April 30, 2010, $357,017 as of April 30, 2011, and $180,449 as of April 30, 2012. As of July 31, 2008, the Company owed $813,756 in principal and $257,098 in interest under this financing agreement.

(B)
On October 26, 2006, the Company entered into a financing agreement with Red Rock Productions Inc. (Red Rock) regarding the financing of the theatrical motion picture National Lampoon's Ratko. Red Rock's parent, Red Rock Pictures Holdings, Inc., is a publicly traded company and related party. In accordance with the initial agreement, Red Rock agreed to loan the Company $2,000,000 (unless otherwise agreed to by both parties) to fund this film, with payments to be made on an approved cash flow as provided by the Company. Red Rock will be entitled to recoup its investment plus interest at 10% accruing on the average daily balance from the date the loan is provided to the Company. Red Rock will also be entitled to contingent participation of 25% of all net contingent proceeds from the picture. Red Rock has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. As a result of a modification to this financing agreement that was entered into on October 31, 2008, payment of this loan will now be made no later than January 31, 2012.  The payments are to be made from the proceeds from the release of the film over an estimated revenue cycle of three years, as follows: first the Company is to receive a 20% distribution fee; thereafter, the Company is to receive recoupment of all prints and advertising expenses incurred in connection with the distribution of the picture. The remaining gross receipts are to be split equally between the Company and Red Rock until such time as Red Rock has recouped its investment entirely. As of April 30, 2009, the Company had a loan balance of $1,821,141 in principal and $368,546 in interest under this financing agreement for a total of $2,189,687. Under the terms of the agreement and based on the expected cash flows of the film, the loan is expected to be repaid as follows: $729,896 as of April 30, 2010, $969,680 as of April 30, 2011, and $490,111 as of April 30, 2012.  As of July 31, 2008, the Company owed $1,922,028 in principal and $224,922 in interest under this financing agreement.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

(C)
Mr. Laikin, the Company's former Chief Executive Officer, has made various loans to us for film financing. As of April 30, 2009, he was owed $67,000 in principal and $11,168 in interest for a total of $78,168 in production loans. The loans bear interest at the rate of 6% per annum. As of July 31, 2008, he was owed $67,000 in principal and $8,163 in interest for production loans.

(D)
Mr. Rolle, an officer and shareholder of Red Rock, made a loan to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of April 30, 2009, he was owed $125,000 in principal and $8,172 in interest for a total of $133,172 in production loans. Under the terms of the agreement the loan bears interest at the rate of 10% per annum and Mr. Rolle will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Mr. Rolle has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is to be repaid in full on June 30, 2010.

The aggregate maturities of production loans from related parties and accrued interest for each of the next five years and thereafter are as follows as of April 30, 2009:

Year	Amount
2010	$1,076,797
2011	1,459,869
2012	670,560

$3,207,226

NOTE E - PRODUCTION LOANS AND ACCRUED INTEREST

Production loans and accrued interest consist of the following at:

	April 30,	July 31,
Non-Related Party	2009	2008
(A) Gerald Daigle	$637,425	$-

(B) VS Investments B, LLC (VSIB)	628,109	-

(B) Voodoo Production Services	478,780	-

	1,744,315	-
Less current portion	(158,589)	-
	$1,585,726	$-

(A) Mr. Daigle made a loan to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of April 30, 2009, he was owed $600,000 in principal and $37,425 in interest for a total of $637,425 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and Mr. Daigle will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Mr. Daigle has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loans are to be repaid as follows: $158,589 as of April 30, 2010 and $478,836 as of April 30, 2011.

(B)  VS Investments B, LLC (VSIB) made loans to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of April 31, 2009, VSIB was owed $600,000 in principal and $28,109 in interest for a total of $628,109 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and VSIB will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. VSIB has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is expected to be repaid as of April 30, 2011.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

(C) VooDoo Production Services made loans to the Company for the financing of the film National Lampoon’s the Legend of Awesomest Maximus. As of April 31, 2009, VooDoo was owed $450,000 in principal and $28,780 in interest for a total of $478,780 in production loans. Under the terms of the agreement the loans bear interest at the rate of 10% per annum and Voo Doo Production Services will also be entitled to contingent participation of 11.5% of all net contingent proceeds from the picture. Voo Doo Production Services has a security interest in the film to the extent of the actual amount of the funding as long as there is an unpaid balance on the loan. The loan is expected to be repaid as of April 30, 2011.

The aggregate maturities of production loans from non-related parties and accrued interest for each of the next five years and thereafter are as follows as of April 30, 2009:

Year	Amount
2010	$158,589
2011	1,585,726
$1,744,315

NOTE F - SHAREHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock

During the nine-month periods ended April 30, 2009 and 2008, the Company accrued $872,010 and $887,898, respectively, of Series B Stock and Series C Stock dividends.

During the nine months ended April 30, 2009, the Company issued 15,014 shares of Series D Stock, valued at $252,231. In addition 47,743 common shares valued at $40,104 were issuable in connection with the payment of the Series B Stock and Series C Stock dividends. The shares issued and issuable are as follows:

•
During the nine months ended April 30, 2009, accrued dividends of the Company's Series B Stock of $17,399 were converted to 20,713 shares of the Company’s common stock and accrued dividends of the Company's Series B Stock of $121,722 were converted to 7,246 shares of the Company’s Series D stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the payment date.

•
During the nine months ended April 30, 2009, accrued dividends of the Company's Series C Stock of $22,705 were converted to 27,030 shares of the Company’s common stock and accrued dividends of the Company's Series C Stock of $130,509 were converted to 7,768 shares of the Company’s Series D stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the payment date.

During the nine months ended April 30, 2009, 64,058 shares of the Company’s common stock were issued upon the exercise of 1,137 warrants that were issued in conjunction with the Company’s sale of its Series B Stock.  The warrants had an exercise price of $1.775 resulting in cash proceeds to the Company of approximately $113,702.

During the nine months ended April 30, 2009, 21,264 shares of the Company’s common stock were issued upon the exercise of 2,126 warrants that were issued in conjunction with the Company’s sale of its Series C Stock.  The warrants had an exercise price of $1.775 resulting in cash proceeds to the Company of approximately $37,736.

During the nine months ended April 30, 2008, warrants issued in conjunction with the sale of the Series C Stock were exercised to purchase 18,835 shares of the Company’s common stock. The exercise price per share was $1.775. The proceeds received from the exercise of the warrants totaled $33,434.

During the nine months ended April 30, 2008, 1,775 shares of the Company’s Series B Stock and related accrued dividends of $58,613 were converted to 132,562 shares of the Company’s common stock. The accrued dividends were converted into the Company’s common stock based on the closing price of the Company’s common stock on the trading day preceding the conversion date.

Common Stock

During the nine months ended April 30, 2009, 89,086 shares of common stock with a value of $93,730 were issued for services as follows: 70,323 shares of restricted common stock at stock prices ranging from $0.70 to $1.39 per share with a value of $68,630 were issued to consultants for monthly consulting services, 15,000 shares of common stock at stock prices ranging from $0.92 to $1.70 per share with a value of $21,600 were issued to consultants for one-time consulting fees, and 3,763 shares of common stock at a price of $0.93 per share with a value of $3,500 were issued to an employee as a bonus.

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

During the nine months ended April 30, 2008, 237,043 shares of common stock with a value of $515,168 were issued for services as follows: 155,623 shares of common stock at stock prices ranging from $1.52 to $2.55 with a value of $341,645 were issued to various consultants for monthly consulting services, 4,171 shares of common stock at a stock price of $2.15 per share with a value of $8,969 were issued to Board members for fees owed, 43,389 shares at a stock price of $2.00 per share valued at $86,778 were issued to a professional services firm for services they provided, 7,826 shares of common stock at a stock price of $2.40 per share with a value of $18,782 were issued to a former executive for services provided, 15,600 shares of common stock at stock prices ranging from $2.00 to $2.52 with a value of $35,880 were issued to consultants for one-time consulting fees, and 10,434 shares of common stock at stock prices ranging from $1.80 to $2.34 per share with a value of $23,114 were issued to employees as a bonus.

During the nine months ended April 30, 2008, 5,750 shares of common stock at stock prices ranging from $1.90 to $2.00 with a value of $11,425 were issued to various parties in connection with the acquisition of intangible assets.

During the nine months ended April 30, 2008, 5,000 shares of the Company’s common stock were purchased through the exercise of stock options that resulted in cash proceeds to the Company of approximately $8,000.

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

During the quarter ended April 30, 2009, there were no material developments relating to other legal actions to which we are a party.

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

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

During the nine months ended April 30, 2009, the Company did not grant options to purchase shares of the Company's common stock to employees and consultants under the 1999 Plan. During the nine months ended April 31, 2008, the Company granted options to purchase 1,063,389 shares of the Company's common stock at $2.16 per share to employees and consultants under the 1999 Plan. The aggregate value of the options vesting during the nine months ended April 30, 2009 and 2008 was $355,119 and $961,847, respectively, and has been reflected as compensation cost. As of April 30, 2009, the aggregate value of unvested options was $401,054, which will be amortized as compensation cost as the options vest, over 3 years.

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

The weighted-average grant-date fair value of options granted during the nine months ended April 30, 2009 and 2008 was $0.00 and $0.98, respectively.

	Nine months ended April 30, 2009	Nine months ended April 30, 2008
Expected volatility	-%	39.5% - 55.6%
Weighted average volatility	-%	49.25%
Expected dividends	-%	0%
Expected term (in years)	-	4-7
Risk free rate	-%	5.5%

A summary of option activity as of April 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (1)
Outstanding at August 1, 2008	5,760,995	$2.44
Granted	-	-
Exercised	-	-
Forfeited or expired	(237,666)	2.32
Outstanding at April 30, 2009	5,523,329	$2.45	3.37	$-
Exercisable at April 30, 2009	4,976,997	$2.48	3.10	$-

(1) The aggregate intrinsic value was calculated, as of April 30, 2009, as the difference between the market price and the exercise price of the Company’s stock for the options outstanding and exercisable which were in the money.  As of April 30, 2009 there were no options outstanding and exercisable which were in the money.

Additional information regarding options outstanding as of April 30, 2009 is as follows:

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	2,193,940	2.73	$1.75	2,117,273	$1.75
$2 to $3	2,024,389	5.17	2.26	1,564,726	2.28
$3 to $4	973,000	1.39	3.26	963,000	3.26
$4 to $5	132,000	3.36	4.13	132,000	4.13
$5 to $6	-	-	-	-	-
$6 to $7	100,000	1.82	6.41	100,000	6.41
$7 to $8	100,000	0.66	7.38	100,000	7.38
Total	5,523,329	3.37	$2.45	4,976,999	$2.48

A summary of the status of the Company’s non-vested shares granted under the Company’s stock option plan as of April 30, 2009 and changes during the nine months ended April 30, 2009 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at August 1, 2008	986,332	$1.10
Granted	-	-
Vested	(366,667)	1.14
Forfeited	(73,333)	1.12
Non-vested at April 30, 2009	546,332	$1.04

B)	Warrants

During the nine months ended April 30, 2009, the Company did not grant warrants to purchase the Company’s common stock. During the nine months ended April 30, 2008, the Company granted warrants to purchase 40,000 shares of the Company’s common stock at $1.75 per share. The aggregate value of the warrants vesting during the nine months ended April 30, 2009 and 2008 was $0 and $22,199, respectively, and has been reflected as compensation cost. As of April 30, 2009, the aggregate value of unvested warrants was $0.

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

	Nine months ended April 30, 2009	Nine months ended April 30, 2008
Expected volatility	-%	43.5%
Weighted average volatility	-%	43.5%
Expected dividends	-%	-%
Expected term (in years)	-	2
Risk free rate	-%	5.50%

The weighted-average grant date fair value of warrants granted during the three-month periods ended April 30, 2009 and 2008 was $0.00 and $0.60 respectively.

A summary of warrant activity as of April 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (1)
Outstanding at August 1, 2008	747,727	$3.08
Granted	-
Exercised	-
Forfeited or expired	(100,000)	$3.00
Outstanding at April 30, 2009	647,727	$3.09	2.52	-
Exercisable at April 30, 2009	647,727	$3.09	2.52

(1)           The aggregate intrinsic value was calculated, as of April 30, 2009, as the difference between the market price and the exercise price of the Company’s stock for warrants which were in-the-money. As of April 30, 2008, there were no warrants outstanding or exercisable which were in-the-money.

Additional information regarding warrants outstanding as of April 30, 2009 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1 to $2	60,000	0.61	$1.83	60,000	$1.83
$2 to $3	175,000	6.57	2.58	175,000	2.58
$3 to $4	412,727	1.09	3.49	412,727	3.49
Total	647,727	2.52	$3.09	647,727	$3.09

 A summary of the status of the Company’s non-vested shares granted as warrants as of April 30, 2009 and changes during the nine months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant
		Date Fair Value
Non-vested at August 1, 2008	66,667	$0.48
Granted	-	-
Vested	-	-
Forfeited	(66,667)	0.48
Non-vested at April 30, 2009		$

NOTE I - SEGMENT INFORMATION

Segment Reporting - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" results in the use of a management approach in identifying segments of an enterprise. The Company has been operating in five business segments: (i) licensing and exploitation of the National Lampoon™ trademark and related properties including the sale of products to consumers; (ii) advertising and promotion through field marketing, live events and the distribution of television programming on college campuses; (iii) production of DVD and television products; (iv) distribution; and (v) travel services, which we no longer offer. Segment operating income/(loss) excludes the amortization of intangible assets, interest expense, interest income, other income and expenses and income taxes. Selling, general and administrative expenses not specifically attributable to any segment have been prorated based on revenue among the five segments. Amortization of capitalized production costs and impairment of capitalized production costs have been prorated based upon revenue among the licensing and publishing, production and distribution segments.

Summarized financial information for the three and nine months ended April 30, 2009 and 2008 concerning the Company's segments is as follows:

	Licensing	Advertising
	&	&
	Publishing (1)	Promotion (2)	Productio (3)	Travel Services (4)	Distribution (5)	Total
Three Months Ended April 30, 2009
Segment revenue	$14,569	$92,438	$-	$-	$100,599	$207,606
Segment operating (loss)	$(46,312)	$(275,404)	$(16,810)	$-	$(267,181)	$(605,707)
Depreciation expense	$4,742	$381	$-		$-	$5,123

Three Months Ended April 30, 2008
Segment revenue	$1,662,311	$553,019	$265,828	$-	$154,772	$2,635,930
Segment operating income (loss)	$(10,964)	$287,329	$(4,892)	$-	$(82,408)	$189,065
Depreciation expense	$3,227	$1,341	$-	$-	$-	$4,568

Nine Months Ended April 30,2009
Segment revenue	$705,505	$976,879	$49,855	$-	$323,179	$2,055,418
Segment operating (loss)	$(1,626,425)	$(917,377)	$(243,744)	$-	$(1,595,798)	$(4,383,344)
Depreciation expense	$15,148	$1,254	$-	$-	$-	$16,402

Nine Months Ended April 30, 2008
Segment revenue	$2,251,877	$1,159,195	$265,828	$110,000	$159,831	$3,946,731
Segment operating (loss)	$(921,130)	$(813,703)	$(24,460)	$(215,556)	$(106,821)	$(2,081,670)
Depreciation expense	$10,056	$3,108	$-	$-	-	$13,164

NATIONAL LAMPOON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNAUDITED)

 NOTE J – SUBSEQUENT EVENTS

Subsequent to April 30, 2009 the following legal actions were filed against the company:

Majestic Entertainment, Lorenzo Doumani and Eleonore Doumani v. National Lampoon, Inc. and Dan Laikin - This case was filed on July 31, 2009 in Los Angeles Superior Court (Case No. SC104240), with causes of action for breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, unfair business practices and violation of Corporations Code section 25400, involving two different contracts dated in 2004 - one involving a joint venture entitled National Lampoon Clubhouse and the other involving a preferred share agreement.

Breaking the Rules, LLC v. National Lampoon, Inc. - On or about July 30, 2009, the claimant served a Demand for Arbitration with the Independent Film & Television Alliance, claiming breach of contract and fraud, involving a distribution agreement for a film titled "One Two Many."  Claimant seeks the termination of the agreement, unspecified compensatory and exemplary damages, attorneys' fees and costs.

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

We have agreements with independent third parties for the limited platform theatrical release and subsequent distribution of our films to home entertainment.   During the nine months ended April 30, 2009, we released two films as “platform theatrical releases” which is the release of a motion picture in a small number of theaters in order to promote the home entertainment sales.

For the nine months ended April 30, 2009, revenues derived from motion picture production and distribution totaled approximately $373,034 or approximately 18% of all the revenues we earned during the period.

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

For the nine months ended April 30, 2009, revenues derived from licensing, exclusive of publishing revenues, totaled $674,026 or approximately 32% of all the revenues we earned during the period.

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

For the nine months ended April 30, 2009, revenues derived from our Internet activities totaled $627,169 or approximately 31% of all the revenues we earned during the period.

Discontinued Operations

In the past we also earned revenues from National Lampoon Networks, which delivered college television programming and performed field marketing activities, from publishing books and from NL Radio, LLC.  While we earned some revenues from these operations during the nine months ended April 30, 2009, as of various dates from January 2009 to May 2009 we are no longer engaged in any of these activities and we do not expect to re-enter these markets in the future.

Trends, Events and Uncertainties

We have experienced a number of challenges during the nine months ended April 30, 2009.  In December 2008 the Securities and Exchange Commission and the U.S. Department of Justice brought actions against us and Daniel Laikin, our former Chief Executive Officer, for alleged fraudulent schemes to manipulate the market for our securities.  As a result, in December 2008 Mr. Laikin resigned and Timothy Durham was appointed as our Chief Executive Officer. On September 23, 2009 Mr. Laikin pled guilty to a charge of conspiring to violate Title 17, Code of Federal Regulations, Section 240.10b-5.  The defense of these legal actions, as well as other legal actions that have been filed since December 2008, continues to require a significant amount of management’s time and attention.  Mr. Laikin and Mr. Durham were also our primary sources of financing for many of our operations,however, neither Mr. Laikin nor Mr. Durham is required to continue providing funding to us. Since December 2008 Mr. Laikin has provided no further financing to us. Our operations have also been adversely effected by the global economic recession, which resulted in slower payment of fees owed to us and, in at least 3 cases, the failure to pay fees owed to us at all, as well as fewer distribution arrangements.  We expect these matters to continue to impact our operations for at least the next 12 months.

Aside from the legal actions we have disclosed in this and in previous reports, since April 30, 2009 we have been made a party to the following material legal actions:

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

 Summarized financial information for the three and nine months ended April 30, 2009 and 2008 for our segments is as follows:

	Licensing	Advertising
	&	&		Travel
	Publishing (1)	Promotion (2)	Production (3)	Services (4)	Distribution (5)	Total
Three Months Ended April 30, 2009
Segment revenue	$14,569	$92,438	$-	$-	$100,599	$207,606
Segment operating (loss)	$(46,312)	$(275,404)	$(16,810)	$-	$(267,181)	$(605,707)
Depreciation expense	$4,742	$381	$-	$-	$-	$5,123

Three Months Ended April 30, 2008
Segment revenue	$1,662,311	$553,019	$265,828	$-	$154,772	$2,635,930
Segment operating income (loss)	$(10,964)	$287,329	$(4,892)	$-	$(82,408)	$189,065
Depreciation expense	$3,227	$1,341	$-	$-	$-	$4,568

Nine Months Ended April 30,2009
Segment revenue	$705,505	$976,879	$49,855	$-	$323,179	$2,055,418
Segment operating (loss)	$(1,626,425)	$(917,377)	$(243,744)	$-	$(1,595,798)	$(4,383,344)
Depreciation expense	$15,148	$1,254	$-	$-	$-	$16,402

Nine Months Ended April 30, 2008
Segment revenue	$2,251,877	$1,159,195	$265,828	$110,000	$159,831	$3,946,731
Segment operating (loss)	$(921,130)	$(813,703)	$(24,460)	$(215,556)	$(106,821)	$(2,081,670)
Depreciation expense	$10,056	$3,108	$-	$-	$-	$13,164

In the table above, licensing and publishing revenues include the licensing of our name and sale of our books; advertising and promotion revenues include online and cable advertising as well as advertising and promotion of the films released; production revenues include films, television and home entertainment; travel services represents the revenue earned by National Lampoon Tours, Inc however we no longer offer travel services; and distribution revenues includes theatrical, home entertainment and digital distribution of our titles.

A reconciliation of segment operating loss to net loss before income taxes for the periods ended April 30, 2009 and 2008 is as follows:

	April 30, 2009	April 30, 2008
Total segment operating (loss)	$(4,383,344)	$(2,081,670)
Amortization of intangible assets	(306,311)	(184,021)
Interest expense	(212,288)	(74,745)
Other income/expense	30,636	421,890
Net loss	$(4,871,307)	$(1,918,546)

Three months ended April 30, 2009 as compared to the three months ended April 30, 2008

Licensing and Publishing Revenues

Licensing and publishing revenues were $14,569 for the three months ended April 30, 2009, as compared to $1,662,311 for the three months ended April 30, 2008, representing a decrease of $1,647,742 or 99%.

The decrease for the three-month period was primarily attributable to a decrease in television revenues, which were $0 for the three months ended April 30, 2009, as compared to $750,000 for the three months ended April 30, 2008, representing a decrease of $750,000 or 100%. This decrease was primarily due to the timing of receipts.

The decrease for the three-month period was also attributable to a decrease in revenues derived from sales of international distribution licenses for our various titles, which totaled $0 during the three months ended April 30, 2009 as compared to $690,410 for the three months ended April 30, 2008. The prior year revenue was derived from National Lampoon's Bag Boy as well as from National Lampoon Presents Beach Party on the Threshold of Hell and National Lampoon's Homo Erectus.

Motion picture royalties decreased from $171,585 for the three months ended April 30, 2008 to $0 for the three months ended April 30, 2009. The royalties paid during the three months ended April 30, 2008 related to a settlement that we reached with Universal Studios during the 2007 fiscal year for unpaid royalties related to the exploitation of National Lampoon’s Animal House.

Publishing revenues net of reserve for returns were $0 for the three months ended April 30, 2009, as compared to $(55,241) for the three months ended April 30, 2008. The loss in revenue for the three-month period ended April 30, 2008 was due to returns that exceeded publishing revenues.

Costs related to licensing revenues were $9,863 for the three months ended April 30, 2009, as compared to $41,243 for the three months ended April 30, 2008, representing a decrease of $31,380 or 76%.The decrease in costs related to licensing revenues resulted primarily from a decrease in license fees  during the three months ended April 30, 2009.

Amortization of capitalized production costs was $9,012 for the three months ended April 30, 2009 compared to $1,208,416 for the three months ended April 30, 2008. Amortization for current productions begins upon theatrical and/or home video release.

Costs related to publishing revenues were $0 for the three months ended April 30, 2009, compared to $76,080 for the three months ended April 30, 2008, representing a decrease of $76,080 or 100%. The decrease in costs related to amortization of publishing costs.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $92,438 during the three months ended April 30, 2009, as compared to $553,019 for the three months ended April 30, 2008, representing a decrease of $460,581 or 83%.  The decrease in revenue was the result of a decrease in promotion revenues mainly due to Internet advertising on our new websites and a decrease in prints and advertising revenues charged on the release of our titles. Going forward, we expect to focus our resources on increasing revenues generated from our Internet websites and from product placement.  We do not intend to continue providing field promotion services at events held by third parties or to produce field promotion events in the future.

Costs of advertising and promotion revenue were $51,371 during the three months ended April 30, 2009 compared to $68,893 for the three months ended April 30, 2008, representing a decrease of $17,522 or 25%. The decrease in costs of advertising and promotion was primarily due to the decrease in internet design fees of $15,000.

Production Revenues

For the three months ended April 30, 2009, production revenue was $0, as compared to $265,828 for the same period in 2008. During the three months ended April 30, 2008, production revenues were earned from live events and for post production services while during the three months ended April 30, 2009 we earned no such revenues. We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues were $16,810 during the three months ended April 30, 2009, compared to $21,900 for the three months ended April 30, 2008, for a difference of $5,090. Although there were no production revenues during the three months ended April 30, 2009, there were remaining costs related to revenues from prior periods.

Distribution Revenues

For the three months ended April 30, 2009, distribution revenue was $100,599 as compared to $154,772 for the same period in 2008. Distribution revenues primarily resulted from the DVD release of five of our titles on our distribution network, which includes theatrical, home entertainment and digital distribution.

For the three months ended April 30, 2009, costs related to distribution revenues were $15,499 as compared to $92,311 for the same period in 2008. Costs related to distribution revenues are primarily due to the distribution fees plus the costs of manufacturing, marketing and pick, pack and ship directly related to the DVD release.

Other Costs and Expenses

Selling, general and administrative expenses during the three months ended April 30, 2009 were $710,758 as compared to $938,022 for the three months ended April 30, 2008, a decrease of $227,264 or approximately 24%. During the three months ended April 30, 2009, approximately 59% of our selling, general and administrative expenses consisted of salary expense totaling $418,757, as compared to salary expense of approximately $526,010, which represented 56% of selling, general and administrative expenses for the three months ended April 30, 2008. The decrease of $107,253, or 20%, in salary expense for the three months ended April 30, 2009 was primarily due to the separation from service of various employees as well as the closure of our New York office. During the three months ended April 30, 2009, selling, general and administrative expenses also included consulting fees of $33,297 as compared to $59,417 during the same period in the prior year for a decrease of $26,120 as we continued to reduce our reliance on consultants. Legal fees increased by $76,641, or 397%, from $19,296 during the three months ended April 30, 2008 to $95,937 for the same period in 2009. Investor and public relations costs decreased by $78,646, or 100%, from $78,646 during the three months ended April 30, 2008 to $0 for the same period in 2009.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated among the five segments pro-rata according to percent of revenues. Segment operating income (loss) excludes the amortization of intangible assets, interest income and income taxes.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, as well as the acquisition of websites, domain names and other intangible assets was approximately $93,226 during the three months ended April 30, 2009 and $61,637 for the three months ended April 30, 2008. The increase was due to the acquisition of websites.

There was an increase of $54,047 in interest expense to $83,086 during the three months ended April 30, 2009, from $29,039 during the three months ended April 30, 2008. The increase in interest expense is primarily due to an increase in production and prints and advertising loans from related parties.

Other income increased by $2,883 or 447% to $2,238 during the three months ended April 30, 2009 compared to $(645) for the three months ended April 30, 2008.

For the three months ended April 30, 2009, we had a net loss of $779,781 as compared to net income of $97,744 for the three months ended April 30, 2008, representing an increase in net loss of $877,525 or 448%. The increase in net loss for the three-month period resulted primarily from significant decreases in revenues from advertising and promotion along with a decrease in distribution and licensing and a decrease in expenses for the quarter.

During the quarters ended April 30, 2009 and 2008, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $287,339 during the three months ended April 30, 2009 and $292,356 during the same period in 2008. The decrease was primarily due to the conversion of our Series B or Series C Convertible Preferred Stock to common stock.

Nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008

Licensing and Publishing Revenues

Licensing and publishing revenues were $705,505 for the nine months ended April 30, 2009, as compared to $2,251,877 for the nine months ended April 30, 2008, representing a decrease of $ 1,546,372 or 69%.

The decrease for the nine-month period was primarily attributable to decreases in television revenue of $750,000, motion picture revenue of $301,000 and international sales of $654,000. This was offset with an increase in royalties for video of $128,000 and publishing of $53,000.

Costs related to licensing revenues were $44,804 for the nine months ended April 30, 2009, as compared to $84,394for the nine months ended April 30, 2008, representing a decrease of $39,590 or 88%. The decrease in costs related to license revenues resulted primarily from a decrease to $31,000 in royalties accrued to Harvard Lampoon during the nine months ended April 30, 2009.

Amortization of capitalized production costs was $60,005 for the nine months ended April 30, 2009 compared to $1,208,937 for the nine months ended April 30, 2008. Amortization for current productions begins upon theatrical and/or home video release. The increase was primarily due to the amortization of capitalized production costs of $64,501 due to revenue recognition for domestic and international licensing of six film titles. The amortization was offset by a decrease in the amount of ($4,496) in the disposal of Totally Baked due to a refund of production costs that was received during the nine months ended April 30, 2009. Impairment of capitalized production costs was $2,371,575 for the nine months ending April 30, 2009 compared to $0 for the nine months ending April 30, 2008. The impairment of capitalized production costs was due to the write down of domestic and international licensing ultimate revenues from the release of National Lampoon’s Bagboy and National Lampoon’s Ratco, The Dictator’s Son based upon a review of our estimates with current contracts, and was expensed to “impairment of capitalized production costs”. The remaining amount of $465,971 in capitalized production costs for National Lampoon’s Bagboy will be expensed during the 2009 and 2010 fiscal years.

 Costs related to publishing revenues were $128,108 for the nine months ended April 30, 2009, compared to $124,125 for the nine months ended April 30, 2008, representing an increase of $3,982 or 3%. The increase in costs related to publishing revenues consisted of miscellaneous publishing costs during the nine months ended April 30, 2009.

Advertising and Promotion Revenues

Advertising and promotion revenues totaled $976,879 during the nine months ended April 30, 2009, as compared to $1,159,195 for the nine months ended April 30, 2008, representing a decrease of $182,316 or 16%.  The decrease in revenue was primarily the result of a $90,000 decrease in promotion revenues, mainly from Internet advertising on our websites, as well as a decrease of $90,000 in sponsored production shoots and field promotion events.  Going forward, we expect to focus our resources on increasing revenues generated from our Internet websites and from product placement.

Costs of advertising and promotion revenue were $337,866 during the nine months ended April 30, 2009 compared to $404,506 for the nine months ended April 30, 2008, representing a decrease of $66,640 or 16%. The decrease in costs of advertising and promotion was the result of a number of factors.  Due to an improvement of our Internet capabilities, web development and Internet service fees decreased by $12,000 and sales promotions declined by $50,000.

Production Revenues

For the nine months ended April 30, 2009, production revenue was $49,855, as compared to $265,828 for the same period in 2008. Production revenues decreased by $215,973 or 81%, primarily due to a decrease of video production during the nine months ended April 30, 2009 and the timing of the contracts.  We traditionally do not produce product unless we have a presale, minimum guarantee or co-production agreement in place. This reduces our financial risk as productions tend to be capital intensive. However, we are planning to expand our productions and we are negotiating with domestic pay television broadcasters and home video distributors for output arrangements. The output arrangement guarantees a pre-negotiated minimum guarantee or sales price for the licensing of a specific media and territory. As these output arrangements are signed, we will allocate additional internal resources to this segment of our business.

Costs related to production revenues were $78,728 during the nine months ended April 30, 2009, compared to $40,948 for the nine months ended April 30, 2008, for a difference of $37,780.

Distribution Revenues

For the nine months ended April 30, 2009, distribution revenue was $323,179 as compared to $159,831 for the same period in 2008, an increase of approximately 102%. Distribution revenues primarily resulted from the DVD release of five of our titles on our distribution network, which includes theatrical, home entertainment and digital distribution, during the nine months ended April 30, 2009.

For the nine months ended April 30, 2009, costs related to distribution revenues were $139,164 as compared to $106,811 for the same period in 2008. Costs related to distribution revenues are primarily due to the distribution fees plus the costs of manufacturing, marketing and pick, pack and ship directly related to the DVD release.

Travel Services Revenues

During the nine months ended April 30, 2008, travel services revenues were $110,000 compared to $0 for the nine months ended April 30,2 009. During the six months ended January 31, 2008 we agreed to dismiss a legal action in exchange for a payment of $110,000 to be made upon execution of the settlement agreement. The settlement amount was recognized as revenue. Prior to the settlement we discontinued our travel services business and no further revenues are expected to be earned from this segment.

Other Costs and Expenses

Selling, general and administrative expenses during the nine months ended April 30, 2009 were $3,278,512 as compared to $4,058,679 for the nine months ended April 30, 2008, a decrease of $780,167 or approximately 19%. During the nine months ended April 30, 2009, approximately 49% of our selling, general and administrative expenses consisted of salary expense totaling $1,618,817, as compared to salary expense of approximately $2,379,669, which represented 59% of selling, general and administrative expenses for the nine months ended April 30, 2008. The decrease of $760,852, or 32%, in salary expense for the nine months ended April 30, 2009 was primarily due to the separation from service of various employees as well as the closure of our New York office. During the nine months ended April 30, 2009, selling, general and administrative expenses also included consulting fees of $183,758 as compared to $295,713 during the same period in the prior year for a decrease of $111,955 as we continued to reduce our reliance on consultants. Legal fees increased by $123,744, or79%, from $155,857 during the nine months ended April 30, 2008 to $279,601 for the same period in 2009. Investor and public relations costs decreased by $254,758, or 73%, from $349,042 during the nine months ended April 30, 2008 to $94,284 for the same period in 2009.

Selling, general and administrative expenses not specifically attributable to any segment have been allocated among the five segments pro-rata according to percent of revenues.

Amortization of intangible assets, which consists of the costs of our acquisition and protection of the “National Lampoon” trademark, as well as the acquisition of websites, domain names and other intangible assets was approximately $306,311 during the nine months ended April 30, 2009 and $184,021 for the nine months ended April 30, 2008. The increase was due to the acquisition of websites.

During the nine months ended April 30, 2009, we recorded expenses of $355,119 associated with the granting of stock options and warrants to employees, advisors and consultants as compared to expenses of $984,046 incurred for the nine months ended April 30, 2008, for a decrease of $628,927 or 64%. The decrease is primarily due to a reduced number of grants of options to our directors, employees and consultants.

During the nine months ended April 30, 2009, we recorded expenses of $93,730 associated with stock issued for services as compared to expenses of $515,168 incurred for the nine months ended April 30, 2008, for a decrease of $421,438 or 82%. The decrease is primarily due to the reduction in the number of consultants and vendors being paid with shares of our common stock.

There was an increase of $137,543 in interest expense to $212,288 during the nine months ended April 30, 2009, from $74,745 during the nine months ended April 30, 2008. The increase in interest expense is primarily due to an increase in production and prints and advertising loans from related parties.

Other income decreased by $391,253 or 93% to $30,636 during the nine months ended April 30, 2009 compared to $421,889 for the nine months ended April 30, 2008.  The increase for the nine-month period ended April 30, 2008 was primarily due to the write off of a stale accrued royalty. In July 1987, NLI granted the right to produce National Lampoon television programming to GPEC. The royalty was recognized as an expense in prior years. Approximately $396,250 remained on the books as a liability and was written off during the nine months ended April 30, 2008.

For the nine months ended April 30, 2009, we had a net loss of $4,871,307 as compared to a net loss of $1,918,546 for the nine months ended April 30, 2008, representing an increase in net loss of $2,952,761 or 154%. The increase in net loss for the nine-month period resulted primarily from a significant decrease in revenues from advertising and promotion along with a decrease in licensing and production revenues and an increase in expenses. The increase in expenses was a result of the impairment of capitalized production costs of $2,371,575, partially offset by decreases in costs related to SG&A, advertising and promotion costs, and amortization.

During the nine months ended April 30, 2009 and 2008, we had no provision for income taxes due to the significant net operating losses incurred in prior periods and related carry forward to the current period. We also accrued dividends of $872,010 during the nine months ended April 30, 2009 and $887,898, during the same period in 2008.

Liquidity and Capital Resources

With the exception of the first quarter of the fiscal year ended July 31, 2007, we have not generated positive cash flows from operations over the past few years. Our principal sources of working capital during the nine months ended April 30, 2009 consisted of revenues, loans from our officers and directors and production loans.

Net cash used in operating activities was $1,998,072 for the nine months ended April 30, 2009, as compared to $952,779 for the nine months ended April 30, 2008. The increase in cash flow used in operations was primarily attributable to an increase in production costs, offset by a decrease in accounts receivable, and increases in accounts payable and deferred revenues. Cash provided by financing activities was $2,060,175 for the nine months ended April 30, 2009, as compared to $1,053,881 for the nine months ended April 30, 2008. The funds were obtained from officers and directors, Red Rock Pictures Holdings, Inc. and investors and were partially offset by repayments to each of them.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a current net loss of $4,871,307 for the nine months ended April 30, 2009, as well as negative working capital of $5,673,452 and a stockholders’ deficiency of $3,096,453 as of April 30, 2009, along with net losses for the prior two years of $1,686,974 and $2,504,170. Additionally, on December 15, 2008 the United States Securities and Exchange Commission issued a release, and the United States Attorney for the Eastern District of Pennsylvania announced, that they had charged seven individuals and two corporations with engaging in three separate fraudulent schemes to manipulate the market for publicly traded securities through the payment of prearranged kickbacks. The defendants include National Lampoon, Inc. and Daniel S. Laikin. Furthermore, on January 9, 2009 our board of directors decided to voluntarily delist our common stock, par value $0.0001 per share, from NYSE Amex Equities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Historically, our principal sources of funds used for operations and working capital have been revenues and loans received from Daniel S. Laikin, our former Chief Executive Officer, and Timothy Durham, our current Chief Executive Officer. The aggregate amount of the loans and accrued interest owed to Mr. Laikin and Mr. Durham at April 30, 2009 was $1,508,594 as compared to $1,244,178 at July 31, 2008. These two individuals have made no further commitment to provide loans to us to meet any immediate working capital requirements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Changes in Internal Control

No change in internal control over financial reporting was made during the third quarter of the 2009 fiscal year that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Information relating to the settlement of the action titled American Cinema Distribution Corporation v. National Lampoon, Inc. is included in our Quarterly Report on Form 10-Q for the three months ended October 31, 2008.

Information relating to the action titled United States Securities and Exchange Commission v. National Lampoon, Inc. is included in our Quarterly Report on Form 10-Q for the three months ended January 31, 2009.  On September 23, 2009 Mr. Laikin pled guilty to a charge of conspiring to violate Title 17, Code of Federal Regulations, Section 240.10b-5.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1	Certificate of Incorporation of National Lampoon, Inc. (1)
3.2	Bylaws of National Lampoon, Inc. adopted August 27, 2002 (1)
3.3	First Amendment of Certificate of Incorporation of National Lampoon, Inc. (2)
3.4	Second Amendment to Certificate of Incorporation of National Lampoon, Inc. (6)
3.5	Third Amendment to Certificate of Incorporation of National Lampoon, Inc. (6)
4.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (2)
4.2	First Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (6)
4.3	Second Amendment to Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of National Lampoon, Inc. (6)
4.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock (6)
4.5	NLAG Registration Rights Agreement dated May 17, 2002 among the Registrant and members of the NLAG Group and GTH Capital, Inc. (3)
4.6	Jimirro Registration Rights Agreement dated May 17, 2002 (3)
4.7	Piggyback Registration Rights Agreement dated September 3, 2002 between the Registrant and Constellation Venture Capital, L.P. as agent for certain individuals. (4)
4.8	Piggyback Registration Rights Agreement entered into among the Registrant and the purchasers of Series C Convertible Preferred Stock (5)
4.9	J2 Communications Voting Agreement dated May 17, 2002 among members of the NLAG Group and James P. Jimirro (3)
4.10	First Amendment to Voting Agreement dated June 7, 2002
4.11	Series C Voting Agreement entered into among the Registrant and purchasers of Series C Convertible Preferred Stock (5)
31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002*

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